Form 10-Q
period 1995-03-31
TRI CITY BANKSHARES CORP
filed 1995-05-10
CIK 313337

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarterly period ended March 31, 1995


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                               Commission file number 0-9785


                      TRI CITY BANKSHARES CORPORATION
           (Exact name of registrant as specified in its charter)


               Wisconsin                          39-1158740
        (State or other jurisdiction of    (IRS Employer ID Number)
         incorporation or organization)


                  6400 S. 27th Street, Oak Creek,  WI  53154
                   (Address of principal executive offices)


                                (414) 761-1610
               (Registrant's phone number, including area code)


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             YES  X     NO


The number of shares outstanding of $1.00 par value common stock, as of March 31, 1995: 2,460,894

                                    FORM 10-Q


                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                      Page #

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          March 31, 1995 and December 31, 1994             3

          Consolidated Statements of Income
          for the Three Months ended March 31,
          1995 and 1994                                    4

          Consolidated Statements of Cash Flows
          for the Three Months ended March 31,
          1995 and 1994                                    5

          Notes to Consolidated Financial Statements       6


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8



                        PART II - OTHER INFORMATION


Items 1 - 6                                                    12

Signatures                                                     13

                      TRI CITY BANKSHARES CORPORATION
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                March 31,            December 31,
                                        1995                   1994
                                    ------------           ------------
   Cash and due from banks         $  21,498,074          $  28,042,066
   Federal funds sold                  4,750,000                      0
   Investment securities (market
     value: 1995 - $90,213,302;
     1994 - $87,698,918)              92,851,134             93,277,595
   Loans                             223,099,529            213,287,740
   Allowance for loan losses          (3,471,252)            (3,395,101)
        NET LOANS                    219,628,277            209,892,639

   Premises and equipment             19,823,965             19,857,706
   Other assets                        5,899,746              6,259,987
                                    ------------           ------------
                                   $ 364,451,196          $ 357,329,993
                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
     Non-interest bearing          $  82,783,020          $  83,072,574
     Interest bearing
     (over $100,000)                  10,773,000              9,691,000
     Interest bearing                227,415,610            207,312,921
        TOTAL DEPOSITS               320,971,630            300,076,495
   Short-term borrowings:
     Federal funds purchased and
        securities sold under agree-
        ments to repurchase                    0             13,900,000
     Other                               626,690              2,406,970
                                     -----------            -----------
        TOTAL BORROWINGS                 626,690             16,306,970
   Other Liabilities                   1,809,810              1,153,632
                                     -----------            -----------
        TOTAL LIABILITIES            323,408,130            317,537,097
   Stockholders' equity:
     Cumulative preferred stock, par
       value - $1 per share
       Authorized - 200,000 shares
       Issued and outstanding - none
     Common stock, par value - $1 per
       share
       Authorized - 5,000,000 shares
       Issued and outstanding: 1995-
       2,460,894 shares; 1994-
       2,457,489                       2,460,894              2,457,489
   Additional paid in capital          8,162,371              8,091,712
   Retained earnings                  30,419,801             29,243,695
                                     -----------            -----------
        TOTAL STOCKHOLDERS' EQUITY    41,043,066             39,792,896

                                   $ 364,451,196          $ 357,329,993
                                     ===========            ===========

See Notes to Unaudited Consolidated Financial Statements.

                      TRI CITY BANKSHARES CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (UNAUDITED)

                                           1995              1994
                                       ----------        ----------
Interest income:
   Loans, including fees              $ 5,104,048       $ 4,450,126
   Investment securities:
     Taxable                            1,048,960         1,086,820
     Exempt from federal income tax       381,548           441,366
     Federal funds sold                    43,378            21,470
                                        ---------         ---------
        TOTAL INTEREST INCOME           6,577,934         5,999,782

Interest expense:
   Deposits                             1,952,565         1,538,149
   Short-term borrowings                  114,752           128,252
                                        ---------         ---------
        TOTAL INTEREST EXPENSE          2,067,317         1,666,401
                                        ---------         ---------
        NET INTEREST INCOME             4,510,617         4,333,381
   Provision for loan losses              (75,000)         (150,000)
                                        ---------         ---------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       4,435,617         4,183,381

Other income:
   Service charge income                  739,231           648,937
   Rental income                          209,130           205,551
   Investment securities gains                  0             2,000
   Other                                  781,614           372,227
                                        ---------         ---------
        TOTAL OTHER INCOME              1,729,975         1,228,715
Other expense:
   Salaries and employee benefits       2,106,812         1,979,413
   Net occupancy                          602,397           632,840
   Equipment                              306,619           291,999
   Data processing                        122,847           155,246
   Advertising                             93,897            85,023
   Regulatory Agency Assessments          186,701           181,037
   Office Supplies                         97,343            94,097
   Other                                  566,341           527,496
                                        ---------         ---------
        TOTAL OTHER EXPENSE             4,082,957         3,947,151
                                        ---------         ---------
Income before income taxes              2,082,635        1,464,945
Provision for income taxes                641,641          363,700
                                        ---------        ---------
        NET INCOME                    $ 1,440,994      $ 1,101,245
                                        =========        =========
Per share data:
   Net income                         $      0.59      $      0.47
                                        ---------        ---------
   Average shares outstanding           2,460,289        2,367,629
                                        ---------        ---------

See Notes to Unaudited Consolidated Financial Statements.

                      TRI CITY BANKSHARES CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (UNAUDITED)

                                           1995                  1994

OPERATING ACTIVITIES

   Net income                         $   1,440,994         $   1,101,245
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Provision for loan losses               75,000               150,000
     Provision for depreciation             383,925               393,742
     (Increase) in interest receivable     (367,596)             (271,514)
     Increase in interest payable           623,485               436,260
                                          ---------             ---------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES              2,155,808             1,809,733

INVESTING ACTIVITIES

   Proceeds from maturities
     and redemptions of
     investment securities                  428,323             1,619,705
   Purchases of investment
     securities                              (1,862)             (527,322)
   Net (increase) decrease in loans      (9,810,638)            6,717,307
   Purchases of premises and
     equipment                             (310,859)             (190,370)
   Net (increase) decrease in other
     assets                                 727,837              (250,332)
                                          ---------             ---------
        NET CASH (USED) PROVIDED
        BY INVESTING ACTIVITIES          (8,967,199)            7,368,988

FINANCING ACTIVITIES

   Net increase in deposits              20,895,135               902,366
   Net decrease in short-term
     borrowings                         (15,680,280)          (12,182,711)
   Cash dividends                          (233,090)             (110,436)
   Net increase in other liabilities         35,634               225,927
                                         ----------            ----------
        NET CASH (USED) PROVIDED BY
        FINANCING ACTIVITIES              5,017,399           (11,164,854)
                                          ---------            ----------
        DECREASE IN CASH AND
        CASH EQUIVALENTS                 (1,793,992)           (1,986,133)
   Cash and cash equivalents at the
     beginning of the period             28,042,066            22,189,794
                                         ----------            ----------
        CASH AND CASH EQUIVALENTS AT
        THE END OF THE PERIOD         $  26,248,074         $  20,203,661
                                       ============          ============

See Notes to Unaudited Consolidated Financial Statements.

                      TRI CITY BANKSHARES CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A) Basis of Presentation

The unaudited consolidated financial statements included herein omit certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting prinipals. Such condensation is permitted by generally accepted accounting pricipals applicable to interim financial data and by rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the latest Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1994. The December 31, 1994 financial information included herein is derived from the December 31, 1994 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-k.

In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals considered necessary to present fairly Tri City's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations and cash flows for the three month period ending March 31, 1995 and 1994.

(B) Accounting Changes

Effective January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of Statement 114 has not had, and is not expected to have, a material impact on the Company's financial position or results of operations.

                      TRI CITY BANKSHARES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL POSITION

Net assets for Tri City Bankshares Corporation (the "Corporation") have increased $7.1 million (2.0%) during the first quarter of 1995 compared to a decrease of $9.6 million (2.8%) during the same period in 1994. Loan and deposit growth account entirely for this increase. Loan demand which was not very strong during the last half of 1994, has increased during the first three months of 1995. Loan balances increased $9.8 million (4.6%) in the first three months of 1995 compared to a decrease of $6.7 million (3.3%) in the first three months of 1994. The stability of interest rates and the slow down of inflation appear to have enticed loan customers into pursuing their monetary endeavors. Federal funds sold increased $4.8 million during the first quarter of 1995 compared to an increase of $3.1 million during the first quarter of 1994. Management does not intend to actively engage in the purchase and sale of securities and therefore tries to purchase those investments which will best benefit the Corporation over the term of the security. Since management wants to maintain a certain level of liquidity as well as have funds available for loans and suitable investments, the Corporation will generally invest excess funds in the Federal funds market which is basically an "on call" investment.

Investment securities decreased $426,000 (0.5%) during the first three months of 1995 compared to a decrease of $1.1 million (1.1%) during the first three months of 1994. The decrease is due entirely to the normal maturity of the investments in the Corporation's portfolio. Management has been cautious about purchasing investment securities with low yields. Since interest rates have risen and there remains the possibility that rates may increase, management is interested in those securities which will provide the best yield without compromising the integrity of the investment portfolio.

Deposits of the Corporation increased $20.9 million (6.96%) during the first quarter of 1995 compared to an increase of $902,400 (0.3%) during the first quarter of 1994. Management has run a special promotion during the first quarter of 1995 which has helped to attract new deposit money to the Corporation. With additional funds to use, the Corporation was able to get out of a borrowed position in the Federal funds market and into a sold position. Accordingly, total borrowings for the first three months of 1995 declined $15.7 million (96.2%) compared to a decline of $12.2 million (68.0%) during the same period in 1994.

The liquidity of the Corporation has remained strong through the efforts of management in monitoring the correlation between interest earning assets and interest bearing liabilities. The fluctuation in interest rates has continued to be a concern for the banking industry and is closely watched. Management has been careful not to overextend the Corporation in its borrowing and to maintain a more than adequate reserve to provide for the everyday monetary transactions which may occur.

CAPITAL RESOURCES

During the first quarter of 1995 the Corporation opened a new full service banking facility at a new Pick 'N Save food store located in Oak Creek, Wisconsin. Funding for this facility was generated internally and was considered nominal.

The Corporation has plans for the opening of at least two more full service banking facilities to be located inside Pick 'N Save food stores during 1995. The cost of these facilities is considered to be nominal, based on past experience, and will be bourne by the Corporation.

There are no other major capital expenditures which are planned for the current year. However, management is continually looking for opportunities which would help in the continued growth of the Corporation and would pursue such opportunities if presented to them.

RESULTS OF OPERATIONS

Net income during the first quarter of 1995 increased $339,800 (30.8%) compared to an increase of $11,900 (1.1%) during the first quarter of 1994. Since loan demand increased during 1995, interest income and fees on loans increased $653,900 (14.7%) in the first three months of 1995 compared to a decrease of $304,900 (6.4%) in the first three months of 1994.

Interest income on investment securities, both taxable and exempt from federal tax, decreased $97,700 (6.4%) during the first quarter of 1995 compared to an increase of $288,200 (23.2%) during the same period in 1994. As investment securities mature, they are automatically being replaced. Management intends to continue to seek securities which will provide a good yield without compromising the integrity of the current portfolio.

Interest expense on deposits increased $414,400 (26.9%) in the first three months of 1995 compared to a decrease of $129,300 (7.8%) in the first three months of 1994. During 1994 interest rates on deposit accounts remained low and did not begin to rise until later in the year. While rates are currently at the highest they have been in the past two years, and if rates continue to rise at a similar pace, management believes that they should be able to adjust interest earnings and maintain the Corporation's profitable growth.

During the first quarter of 1995, the Corporation was able to sell some of its other real estate holdings at a substantial profit. This gain accounts for approximately $400,000 in other income on the income statement. Other expenses increased only $135,800 (3.4%) during the first three months of 1995 compared to $315,300 (8.7%)increase during the first three months of 1994.

A summarized change in income for the quarters appears below:

                                  March 31,    March 31,       1995
                                    1995         1994      Over(Under)
Three Months Ended               (Unaudited)  (Unaudited)      1994
                                 -----------  -----------  -----------
Revenue and Expenses:(000's)
  Interest Income                  $6,578       $6,000        $ 578
  Less:  Interest Expense           2,067        1,666          401
                                   ------       ------        ------
         Net Interest Income        4,511        4,334          177
  Less:  Provision for Loan Loss       75          150         ( 75)
         Other Operating Expense
         Net of Other Operating
         Revenues                   2,353        2,719         (366)
                                   ------       ------        ------
  Income Before Income Taxes        2,083        1,465          618
  Tax Provision                       642          364          278
                                   ------       ------        ------
  NET INCOME                       $1,441       $1,101        $ 340
                                   ======       ======        ======

CAPITAL ADEQUACY

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0% of which 4.0% must be comprised of tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%.
The risk-based capital ratio as of March 31, 1995 for the Corporation is 16.7% and its leverage ratio is 11.3%.

PART II - OTHER INFORMATION


Item 1  Legal Proceedings
        None


Item 2  Changes in Securities
        None


Item 3  Defaults Upon Senior Securities
        None


Item 4  Submission of Matters to a Vote of Security Holders
        None


Item 5  Other Information
        None


Item 6  Exhibits and Reports on Form 8-K
        Exhibits - None


        Tri City did not file any reports on form 8-K during the three month period ended March 31, 1995.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TRI CITY BANKSHARES CORPORATION



DATE:  May 10, 1995                 /s/Henry Karbiner
                                    -------------------------
                                    Henry Karbiner, Jr.
                                    Executive Vice President,
                                    Secretary/Treasurer




DATE:  May 10, 1995                 /s/Thomas W. Vierthaler
                                    -------------------------
                                    Thomas W. Vierthaler
                                    Vice President and Comptroller
                                    (Chief Accounting Officer)