Form 10-Q
period 1995-06-30
TRI CITY BANKSHARES CORP
filed 1995-08-14
CIK 313337

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 1995

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


                              (414) 761-1610
           (Registrant's phone number, including area code)


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          YES  X      NO
                                                      -----      -----

The number of shares outstanding of $1.00 par value common stock, as of June 30, 1995: 2,464,164

                                       FORM 10-Q


                            TRI CITY BANKSHARES CORPORATION

                                         INDEX

                            PART I - FINANCIAL INFORMATION


                                                                    Page #

Item 1      Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
            June 30, 1995 and December 31, 1994                        3

            Consolidated Statements of Income
            for the Three Months ended June 30,
            1995 and 1994                                              4

            Consolidated Statements of Income
            for Six Months ended June 30, 1995
            and 1994                                                   5

            Consolidated Statements of Cash Flows
            for the Six Months ended June 30,
            1995 and 1994                                              6

            Notes to Consolidated Financial Statements                 7


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9



                         PART II - OTHER INFORMATION


Items 1 - 6                                                           15

Signatures                                                            18

                       TRI CITY BANKSHARES CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                 June 30,           December 31,
                                         1995                 1994

  Cash and due from banks          $  24,083,435       $  28,042,066
  Federal funds sold                  14,800,000                   0
  Investment securities (market
     value: 1995 - $89,652,451;
            1994 - $87,698,918)       89,727,143          93,277,595
  Loans                              224,714,182         213,287,740
  Allowance for loan losses           (3,482,410)         (3,395,101)
                                    ------------        ------------
       NET LOANS                     221,231,772         209,892,639

  Premises and equipment              19,549,092          19,857,706
  Other assets                         5,234,699           6,259,987
                                    ------------        ------------
                                   $ 374,626,141       $ 357,329,993
                                    ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
     Non-interest bearing          $  87,425,381       $  83,072,574
     Interest bearing
     (over $100,000)                  11,320,000           9,691,000
     Interest bearing                228,707,810         207,312,921
                                    ------------        ------------
       TOTAL DEPOSITS                327,453,191         300,076,495
  Short-term borrowings:
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                     0          13,900,000
     Notes Payable                     4,438,122                   0
     Other                                     0           2,406,970
                                    ------------        ------------
       TOTAL BORROWINGS                4,438,122          16,306,970
  Other Liabilities                      808,275           1,153,632
                                    ------------        ------------
       TOTAL LIABILITIES             332,699,588         317,537,097
  Stockholders' equity:
    Cumulative preferred stock, par
      value - $1 per share
     Authorized - 200,000 shares
     Issued and outstanding - none
    Common stock, par value - $1 per
      share
     Authorized - 5,000,000 shares
     Issued and outstanding: 1995 -
           2,464,164 shares; 1994 -
           2,457,489                   2,464,164           2,457,489
  Additional paid in capital           8,232,498           8,091,712
  Retained earnings                   31,229,891          29,243,695
                                    ------------        ------------
       TOTAL STOCKHOLDERS' EQUITY     41,926,553          39,792,896
                                    ------------        ------------
                                   $ 374,626,141       $ 357,329,993
                                    ============        ============

See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                FOR THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (UNAUDITED)

                                          1995               1994

Interest income:
  Loans, including fees              $ 5,304,919         $4,513,263
  Investment securities:
     Taxable                           1,002,264          1,184,229
     Exempt from federal income tax      379,172            364,013
     Federal funds sold                  123,888             11,045
                                      ----------         ----------
       TOTAL INTEREST INCOME           6,810,243          6,072,550

Interest expense:
  Deposits                             2,310,037          1,587,874
  Short-term borrowings                   25,553             82,400
                                      ----------         ----------
       TOTAL INTEREST EXPENSE          2,335,590          1,670,274
                                      ----------         ----------
       NET INTEREST INCOME             4,474,653          4,402,276
Provision for loan losses                (23,139)          (150,000)
                                      ----------         ----------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       4,451,514          4,252,276

Other income:
  Service charge income                  798,443            690,894
  Rental income                          202,443            200,987
  Investment securities gains                  0                  0
  Other                                  274,637            323,223
                                      ----------         ----------
       TOTAL OTHER INCOME              1,275,523          1,215,104

Other expense:
  Salaries and employee benefits       2,118,072          2,031,740
  Net occupancy                          531,069            602,720
  Equipment                              316,620            300,927
  Data processing                        126,440            153,001
  Advertising                            127,049             79,250
  Regulatory Agency Assessments          186,696            181,037
  Office Supplies                        136,841             78,305
  Other                                  628,848            505,467
                                      ----------         ----------
       TOTAL OTHER EXPENSE             4,171,635          3,932,447

Income before income taxes             1,555,402          1,534,933
Provision for income taxes               437,700            413,300
                                      ----------         ----------
       NET INCOME                    $ 1,117,702        $ 1,121,633
                                      ==========         ==========
Per share data:
  Net income                         $      0.45        $      0.47

  Average shares outstanding           2,463,161          2,370,865




See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                 FOR SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (UNAUDITED)

                                          1995              1994
                                         -----             -----
Interest income:
  Loans, including fees             $ 10,408,967       $ 8,963,389
  Investment securities:
     Taxable                           2,051,224         2,271,049
     Exempt from federal income tax      760,720           805,379
     Federal funds sold                  167,266            32,515
                                     -----------       -----------
       TOTAL INTEREST INCOME          13,388,177        12,072,332

Interest expense:
  Deposits                             4,262,602         3,126,023
  Short-term borrowings                  140,305           210,652
                                     -----------       -----------
       TOTAL INTEREST EXPENSE          4,402,907         3,336,675
                                     -----------       -----------
       NET INTEREST INCOME             8,985,270         8,735,657
Provision for loan losses                (98,139)         (300,000)
                                     -----------       -----------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       8,887,131         8,435,657

Other income:
  Service charge income                1,537,674         1,339,831
  Rental income                          411,573           406,538
  Investment securities gains                  0             2,000
  Other                                1,056,251           695,450
                                     -----------       -----------
       TOTAL OTHER INCOME              3,005,498         2,443,819

Other expense:
  Salaries and employee benefits       4,224,884         4,011,153
  Net occupancy                        1,133,466         1,235,560
  Equipment                              623,239           592,926
  Data processing                        249,287           308,247
  Advertising                            220,946           164,273
  Regulatory Agency Assessments          373,397           362,074
  Office Supplies                        234,183           172,402
  Other                                1,195,190         1,032,963
                                     -----------       -----------
       TOTAL OTHER EXPENSE             8,254,592         7,879,598

Income before income taxes             3,638,037         2,999,878
Provision for income taxes             1,079,341           777,000
                                     -----------       -----------
       NET INCOME                    $ 2,558,696       $ 2,222,878
                                      ==========        ==========
Per share data:
  Net income                         $      1.04        $     0.94
  Common stock investment            $     17.03        $    15.14
  Dividends                          $     0.250        $    0.200
  Average shares outstanding           2,461,733         2,370,865




See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (UNAUDITED)

                                          1995              1994
                                         -----             -----
OPERATING ACTIVITIES

  Net income                        $  2,558,696      $  2,222,878
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Provision for loan losses            98,139           300,000
     Provision for depreciation          767,850           795,501
     Decrease in interest receivable      58,660           124,884
     Increase in interest payable        251,712            17,645
     Net increase (decrease) other       372,444          (162,032)
                                      ----------       -----------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES            4,107,501         3,298,876

INVESTING ACTIVITIES

  Proceeds from maturities
     and redemptions of
     investment securities             6,611,642         2,875,363
  Purchases of investment
     securities                       (3,061,190)       (2,853,465)
  Net (increase) decrease in loans   (11,437,272)        3,658,850
  Purchases of premises and
     equipment                          (419,911)         (395,840)
                                     -----------       -----------
       NET CASH (USED) PROVIDED
       BY INVESTING ACTIVITIES        (8,306,731)        3,284,908

FINANCING ACTIVITIES

  Net increase in deposits            27,376,696         4,566,025
  Net decrease in short-term
     borrowings                      (11,868,848)      (10,830,381)
  Cash dividends                        (467,249)         (216,890)
                                     -----------       -----------
       NET CASH (USED) PROVIDED BY
       FINANCING ACTIVITIES           15,040,599        (6,481,246)
                                     -----------       -----------
       INCREASE IN CASH AND
       CASH EQUIVALENTS               10,841,369           102,538
  Cash and cash equivalents at the
     beginning of the period          28,042,066        22,189,794
                                     -----------       -----------
       CASH AND CASH EQUIVALENTS AT
       THE END OF THE PERIOD        $ 38,883,435      $ 22,292,332
                                     ===========       ===========





See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A) BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein omit certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles. Such condensation is permitted by generally accepted accounting principles applicable to interim financial data and by rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the latest Annual Report on Form 10-K of Tri City Bankshares Corporation (The "Corporation") for the year ended December 31, 1994. The December 31, 1994 financial information included herein is derived from the December 31, 1994 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

In the opinion of the Corporation's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals considered necessary to present fairly The Corporation's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the three and six month periods ending
June 30, 1995 and 1994.

(B) ACCOUNTING CHANGES

Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of Statement 114 has not had, and is not expected to have, a material impact on the Corporation's financial position or results of operations.

                       TRI CITY BANKSHARES CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL POSITION

Tri City Bankshares Corporation (the "Corporation") posted an increase in net assets for the first six months of 1995 of $17.3 million (4.8%) compared to a decrease of $4.3 million (1.2%) during the first six months of 1994. Federal funds sold increased $14.8 million during the first six months of 1995 compared to an increase of $3.8 million during the first six months of 1994. Since deposits have increased and investment securities yields have not been very attractive, management has kept excess funds in the Federal funds market. When any investment security which carries an acceptable yield but will not compromise the Corporation's investment portfolio becomes available, the Corporation will consider investing funds in such a security. Until then, the Corporation will try to promote and channel excess funds into the loan portfolio. During the first six months of 1995, the Corporation increased loan balances by $11.4 million (5.4%) compared to a decrease of $3.7 million (1.8%) during the same period of 1994. Loan demand has increased during 1995 due to a concerted effort by the Corporation to attract new customers through officer call programs and trying to keep the Corporation's rates competitive with other banking institutions.

Investment securities decreased $3.5 million (3.8%) during the first six months of 1995 compared to a decrease of $21.9 thousand (0.2%) in the first six months of 1994. Since interest rates have remained fairly steady on investments, it has become harder to find replacement securities for those which are maturing or being called to issue lower rate bonds and other securities. For this reason, management is remaining very selective in its choice of which securities to invest in.

Since the Corporation has not invested heavily in new banking facilities, the decrease in premises and equipment is due to the normal accrual of depreciation on the Corporation's existing fixed assets. Other assets decreased $1.0 million during the first six months of 1995 primarily due to the sale of other real estate owned.

During the first six months of 1995, deposits increased $27.4 million (9.1%) compared to an increase of $4.6 million (1.6%) during the first six months of 1994. During the first four months of 1995, the Corporation offered an attractive interest rate on fifteen month Certificates of Deposit which brought the Corporation an additional $20.0 million of new deposit money. Total borrowings for the Corporation decreased $11.9 million (72.3%) in the first half of 1995 compared to a decrease of $10.8 million (60.4%) in the first half of 1994. This was primarily due to the increase of deposits which provided the Corporation with enough funds to reduce its borrowings.

Stockholders Equity continues to grow due to increases in net income as well as dividends re-invested by a majority of stockholders through the Corporation's Dividend re-investment program.

LIQUIDITY

Management continues to monitor the Corporation's liquidity position and tries to maintain an adequate balance of interest earning assets and interest bearing liabilities. Since interest rates have remained stable, management has been able to maintain an acceptable balance in the Corporation's portfolios. Management feels comfortable that it has provided for any normal cash flows which may occur during the normal course of business.

CAPITAL RESOURCES

During the first six months of 1995, two new full-service banking facilities were opened at Pick'n Save food stores in Oak Creek and Milwaukee, Wisconsin. Funding for these facilities was generated internally and considered to be nominal.

The Corporation has plans to open a third full-service banking facility to be located inside a Pick'n Save food store in Cudahy, WI sometime during the last half of 1995. The cost of this facility is considered to be nominal. Funding for this facility will be absorbed by the Corporation's banking subsidiary.

There are no other major capital expenditures which are planned for the current year. However, management reserves the right to pursue any opportunities which may become available and which would help to enhance the operations of the Corporation.

RESULTS OF OPERATIONS

During the second quarter of 1995 net income for the Corporation decreased $3,900 (0.4%) compared to a decrease of $43,900 (3.8%) during the second quarter of 1994. Interest income on loans, including fees, increased $792,000 (17.5%) in the second quarter of 1995 compared to a decrease of $432,500 (8.7%) during the same period in 1994. Loan demand increased in 1995, and while management has been making new loans, it has attempted to do so without compromising the quality of the Corporation's loan portfolio.

Since yields on securities have not been very attractive, management has not been able to find enough suitable securities to replace maturing and called securities. Therefore, interest income on investment securities has decreased $166,800 (10.8%) during the second quarter of 1995 compared to an increase of $384,900 (33.1%) during the second quarter of 1994. Management intends to continue to seek investments which will provide a good yield without compromising the Corporation's investment portfolio. Interest income on Federal funds sold increased $112,800 (102.2%) during the second quarter of 1995 compared to a decrease of $27,100 (96.3%) during the second quarter of 1994. Excess funds have been invested in Federal funds sold for short term investment until needed for investment securities or loans.

Interest expense on deposits increased $722,200 (45.5%) during the second quarter of 1995 compared to a decrease of $30,400 (1.9%) during the same period in 1994. Deposit balances increased substantially during 1995 due to the special promotion offered by the Corporation. The increase in interest expense on deposits is primarily due to the increase in deposit balances. Rate increases have also contributed to the increase in deposit interest expense, but not as significantly. Interest on short-term borrowings decreased in 1995 due to the decrease in borrowed funds balances.

Total other income for the second quarter of 1995 increased $60,400 (5.0%) compared to a decrease of $28,500 (2.3%) in the second quarter of 1994. Service charge income increased $107,500 (15.6%) during this period in 1995 compared to an increase of $2,700 (0.3%) during the same period in 1994. An increase in the number of deposit accounts serviced was the principal reason for this increase. Total other expenses during the second quarter of 1995 increased $239,200 (6.1%) compared to an increase of $8,000 (0.2%) during the second quarter of 1994 due to postage increases as well as additional deposit and loan statement mailings.

A summarized change in income for the quarters appears below:

                                  June 30,     June 30,        1995
                                    1995         1994      Over(Under)
Three Months Ended               (Unaudited)  (Unaudited)      1994
                                 -----------  -----------  -----------
Revenue and Expenses:(000's)
  Interest Income                  $6,810       $6,072        $ 738
  Less:  Interest Expense           2,335        1,670          665
                                   ------       ------        ------
         Net Interest Income        4,475        4,402           73
  Less:  Provision for Loan Loss       23          150         (127)

       Other Operating Expense
         Net of Other Operating
         Revenues                   2,896        2,717          179
                                   ------       ------        ------
  Income Before Income Taxes        1,556        1,535           21
  Tax Provision                       438          413           25
                                   ------       ------        ------
  NET INCOME                       $1,118       $1,122        $(  4)
                                   ======       ======        ======

During the first six months of 1995, net income increased $335,800 (15.1%) compared to a decrease of $32,000 (1.4%) during the first six months of 1994. This increase can be attributed entirely to a $400,000 gain realized on the sale of other real estate owned.

Total interest income increased $1.3 million (10.9%) during the first six months of 1995 compared to a decrease of $75,600 (0.6%) in the first six months of 1994. Loan balances increased $11.4 million (5.3%) during this same time period in 1995 compared to a decrease of $3.7 million (1.8%) during this period in 1994. Total interest expense also increased $1.1 million (32.0%) in 1995 compared to a decrease of $100,500 (2.9%) in 1994 due to increased deposit balances and rates paid on deposits.

Total other income increased $561,700 (23.0%) during the first six months of 1995 compared to an increase of $67,400 (2.8%) during the first six months of 1994. This increase can be primarily attributed to the gain received from the sale of other real estate owned. Total other expense increased $375,000 (4.8%) in the first six months of 1995 compared to an increase of $323,200 (4.3%) during the same period in 1994.

The gain from the sale of other real estate owned is primarily responsible for the increases in other income and income tax expense during the first six months of 1995. The provision for loan losses has decreased because management feels that the reserve for loan losses is adequate to provide for any loan charge-offs which may occur.

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

The risk-based capital ratio for the Corporation is 17.4% and its leverage ratio is 11.4%.

PART                        II - OTHER INFORMATION




Item 1     Legal Proceedings
           None

Item 2     Changes in Securities
           None

Item 3     Defaults Upon Senior Securities
           None

Item 4     Submission of Matters to a Vote of Security Holders

           On April 11, 1995, Tri City Bankshares Corporation held its annual stockholders meeting. The only item held for a vote of stockholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 2,102,640, which represented approximately 85.4% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and such nominees were elected pursuant to the following vote:

          Director's Name:               Frank Bauer
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               Sanford Fedderly
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               Richard Fitzgerald
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               William Gravitter
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0


          Director's Name:               Henry Karbiner, Jr.
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               Christ Krantz
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               Rudie Lauterbach
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               William McGovern
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               Ronald Puetz
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               John Rupcich
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               David Ulrich
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               Marilyn Ulrich-Graves
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               William Werry
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

          Director's Name:               Scott Wilson
             For                         2,102,640
             Against                     0
             Withheld                    0
             Abstain                     0
             Broker Non-Vote             0

     No other matters were voted on at the annual meeting.

Item 5     Other Information
           Beginning in 1996, the Annual Shareholders meeting will be held in June instead of April.

Item 6     Exhibits and Reports on Form 8-K
           Exhibits - None

          The Corporation did not file any reports on Form 8-K during the three month period ended June 30, 1995.

                                    SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TRI CITY BANKSHARES CORPORATION



DATE:  August 10, 1995                        /s/Henry Karbiner
     -----------------                        -------------------------
                                              Henry Karbiner, Jr.
                                              Executive Vice President,
                                              Secretary/Treasurer




DATE:  August 10, 1995                        /s/Thomas W. Vierthaler
     -----------------                        -------------------------
                                              Thomas W. Vierthaler
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)