Form 10-Q
period 1995-09-30
TRI CITY BANKSHARES CORP
filed 1995-11-13
CIK 313337

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

        [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

        [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-9785

                       TRI CITY BANKSHARES CORPORATION
            (Exact name of registrant as specified in its charter)

       Wisconsin                          39-1158740
-------------------------------       -----------------------------
(State or other jurisdiction of        (IRS Employer ID Number)
 incorporation or organization)

              6400 S. 27th Street, Oak Creek,   WI  53154
              -------------------------------------------
              (Address of principal executive offices)


                              (414) 761-1610
           ------------------------------------------------
           (Registrant's phone number, including area code)


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   ------    -------

The number of shares outstanding of $1.00 par value common stock, as of September 30, 1995: 2,467,325

                                   FORM 10-Q


                        TRI CITY BANKSHARES CORPORATION

                                     INDEX

                        PART I -  FINANCIAL INFORMATION


                                                                   Page #

Item 1      Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
            September 30, 1995 and December 31, 1994                    3

            Consolidated Statements of Income
            for the Three Months ended September 30,
            1995 and 1994                                               4

            Consolidated Statements of Income
            for Nine Months ended September 30, 1995
            and 1994                                                    5

            Consolidated Statements of Cash Flows
            for the Nine Months ended September 30,
            1995 and 1994                                               6

            Notes to Consolidated Financial Statements                  7


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9



                       PART II - OTHER INFORMATION


Items 1 - 6                                                            15

Signatures                                                             16

                      TRI CITY BANKSHARES CORPORATION
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                             September 30,       December 31,
                                       1995                1994
                                   ------------       -------------
  Cash and due from banks        $  22,506,838       $  28,042,066
  Federal funds sold                10,930,000                   0
  Investment securities (market
     value: 1995 - $103,169,569;
     1994 - $87,698,918)           103,494,572          93,277,595
  Loans                            228,569,194         213,287,740
  Allowance for loan losses         (3,554,148)         (3,395,101)
                                   ------------        ------------
       NET LOANS                   225,015,046         209,892,639
  Premises and equipment            19,319,100          19,857,706
  Other assets                       5,225,676           6,259,987
                                   -----------         -----------
                                 $ 386,491,232       $ 357,329,993


LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
     Non-interest bearing        $  89,668,215       $  83,072,574
     Interest bearing
     (over $100,000)                11,652,000           9,691,000
     Other interest bearing        237,107,042         207,312,921
                                   -----------         -----------
       TOTAL DEPOSITS              338,427,257         300,076,495
  Short-term borrowings:
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                   0          13,900,000
       Other                         2,931,385           2,406,970
                                   -----------         -----------
       TOTAL BORROWINGS              2,931,385          16,306,970
  Other Liabilities                  2,107,878           1,153,632
                                   -----------         -----------
       TOTAL LIABILITIES           343,466,520         317,537,097
  Stockholders' equity:
     Cumulative preferred stock, par
       value - $1 per share
       Authorized - 200,000 shares
         Issued and outstanding - none
     Common stock, par value - $1 per
       share
       Authorized - 5,000,000 shares
         Issued and outstanding: 1995 -
         2,467,325 shares; 1994 -
         2,457,489                   2,467,325           2,457,489
  Additional paid in capital         8,301,912           8,091,712
  Retained earnings                 32,255,475          29,243,695
                                   -----------         -----------
  TOTAL STOCKHOLDERS' EQUITY        43,024,712          39,792,896
                                   -----------         -----------
                                 $ 386,491,232       $ 357,329,993
                                   ===========         ===========

See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                               (UNAUDITED)

                                       1995                 1994
                                       ----                 ----
Interest income:
  Loans, including fees          $   5,497,130       $   4,673,902
  Investment securities:
     Taxable                         1,044,297           1,145,872
     Exempt from federal income tax    406,815             402,757
  Federal funds sold                   188,028              10,866
                                     ---------           ---------
       TOTAL INTEREST INCOME         7,136,270           6,233,397

Interest expense:
  Deposits                           2,439,503           1,655,244
  Short-term borrowings                 46,805             103,769
                                     ---------           ---------
       TOTAL INTEREST EXPENSE        2,486,308           1,759,013
       NET INTEREST INCOME           4,649,962           4,474,384
Provision for loan losses              (75,000)            (75,000)
                                     ---------           ---------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES     4,574,962           4,399,384

Other income:
  Service charge income                831,139             755,479
  Rental income                        160,419             197,922
  Investment securities gains                0               1,017
  Other                                391,354             342,448
                                     ---------           ---------
       TOTAL OTHER INCOME            1,382,912           1,296,866

Other expense:
  Salaries and employee benefits     2,148,379           1,972,867
  Net occupancy                        587,146             618,866
  Equipment                            322,546             284,971
  Data processing                      126,410             156,002
  Advertising                          126,960             125,751
  Regulatory Agency Assessments         (1,882)            184,977
  Office Supplies                      120,427             115,245
  Other                                664,797             490,116
                                     ---------           ---------
       TOTAL OTHER EXPENSE           4,094,783           3,948,795


Income before income taxes           1,863,091           1,747,455
Provision for income taxes             529,500             522,153
                                     ---------           ---------
       NET INCOME                $   1,333,591       $   1,225,302
                                     =========           =========

  Net income                     $        0.54       $        0.52
  Average shares outstanding         2,466,433           2,380,615

See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)

                                       1995                 1994
                                       ----                 ----
Interest income:
  Loans, including fees          $  15,906,097       $  13,637,291
  Investment securities:
     Taxable                         3,095,521           3,416,921
     Exempt from federal income tax  1,167,535           1,208,136
  Federal funds sold                   355,294              43,381
                                    ----------          ----------
       TOTAL INTEREST INCOME        20,524,447          18,305,729

Interest expense:
  Deposits                           6,702,105           4,781,267
  Short-term borrowings                187,110             314,421
                                    ----------          ----------
       TOTAL INTEREST EXPENSE        6,889,215           5,095,688
                                    ----------          ----------
       NET INTEREST INCOME          13,635,232          13,210,041
Provision for loan losses             (173,139)           (375,000)
                                    ----------          ----------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES    13,462,093          12,835,041

Other income:
  Service charge income              2,368,813           2,095,310
  Rental income                        571,992             604,460
  Investment securities gains                0               3,017
  Other                              1,447,605           1,037,898
                                    ----------          ----------
       TOTAL OTHER INCOME            4,388,410           3,740,685

Other expense:
  Salaries and employee benefits     6,373,263           5,984,020
  Net occupancy                      1,720,612           1,854,426
  Equipment                            945,785             877,897
  Data processing                      375,697             464,249
  Advertising                          347,906             290,024
  Regulatory Agency Assessments        371,515             547,051
  Office Supplies                      354,610             287,647
  Other                              1,859,987           1,523,079
                                    ----------          ----------
       TOTAL OTHER EXPENSE          12,349,375          11,828,393
                                    ----------          ----------
Income before income taxes           5,501,128           4,747,333
Provision for income taxes           1,608,841           1,299,153
                                    ----------          ----------
       NET INCOME                $   3,892,287       $   3,448,180
                                    ==========          ==========

Per share data:
  Net income                     $        1.58       $        1.45
  Common stock investment        $       17.47       $       15.59
  Dividends                      $       0.375       $       0.300
  Average shares outstanding         2,463,317           2,374,151

See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)

                                             1995             1994
                                             ----             ----
OPERATING ACTIVITIES

  Net income                           $   3,892,287    $   3,448,181
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Provision for loan losses               173,139          375,000
     Provision for depreciation            1,151,775        1,171,886
     Increase in interest receivable        (414,640)        (204,297)
     Increase in interest payable            834,742          575,859
                                         ------------     ------------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                5,637,303        5,366,629

INVESTING ACTIVITIES

  Proceeds from maturities
     and redemptions of
     investment securities                 8,811,956        7,759,628
  Purchases of investment
     securities                          (19,028,933)      (5,809,542)
  Net increase in loans                  (15,295,546)      (2,539,586)
  Purchases of premises and
     equipment                              (573,844)        (915,667)
  Net (increase) decrease in other
     assets                                1,451,936       (1,436,006)
                                         ------------     ------------
       NET CASH USED
       BY INVESTING ACTIVITIES           (24,634,431)      (2,941,173)

FINANCING ACTIVITIES

  Net increase in deposits                38,350,762        8,876,803
  Net decrease in short-term
     borrowings                          (13,375,585)      (9,124,517)
  Cash dividends                            (702,631)        (324,190)
  Net increase in other liabilities          119,354          300,658
                                         ------------     ------------
       NET CASH (USED) PROVIDED BY
       FINANCING ACTIVITIES               24,391,900         (271,246)
                                         ------------     ------------
       INCREASE IN CASH AND
       CASH EQUIVALENTS                    5,394,772        2,154,210
  Cash and cash equivalents at the
     beginning of the period              28,042,066       22,189,794
                                         ------------     ------------
       CASH AND CASH EQUIVALENTS AT
       THE END OF THE PERIOD           $  33,436,838    $  24,344,004
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

Corporation's financial position as of September 30, 1995 and December 31,

1994 and the results of its operations and cash flows for the three and nine month periods ending September 30, 1995 and 1994.

                       TRI CITY BANKSHARES CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATION

CHANGES IN FINANCIAL POSITION

During the first nine months of 1995, Tri City Bankshares Corporation (the

"Corporation") increased its net assets $29.2 million (8.2%) compared to a

$3.8 million (1.1%) increase during the first nine months of 1994.  Federal funds sold increased $10.9 million during the first nine months of 1995 compared to an increase of $2.2 million during the first nine months of

1994.  The Corporation has increased its investment in the federal funds market because interest rates on investment securities have remained low,

thereby making the federal funds market more attractive.  Management has invested for the short term in federal funds sold so that these funds would remain readily available to invest in a higher yielding investment should it become available or be used for loans which currently provide a higher yield.  Investment securities have increased $10.2 million (11.0%) during the first nine months of 1995 compared to a decrease of $2.0 million (2.0%)

during the same period in 1994.  Although rates have not been very attractive, management has been able to find some investment securities which have been acceptable and which provide the Corporation with a term instrument to place funds and match the maturity of some savings and time deposits.  Net loans have also increased $15.1 million (7.2%) in the first nine months of 1995 compared to an increase of $2.2 million (1.1%) in the first nine months of 1994 primarily due to management's effort to attract new customers as well as retain old customers through several different promotional campaigns. During 1995, the Corporation opened several new banking facilities inside Pick'n Save warehouse food stores.  Since the cost involved with building and equipping these facilities was very minimal, premises and equipment decreased $539,000 (2.7%) during the first nine months of 1995 compared to a decrease of $256,000 (1.3%) in the first nine months of 1994, which can be attributed to the normal accrual of depreciation.  Other assets have decreased $1.0 million (16.5%) during the first nine months of 1995 compared to a $1.6 million (28.8%) increase during the same period in 1994.  This decrease can be attributed primarily to the sale of other real estate owned.  A total net gain of approximately

$400,000 was realized from this sale.

Deposits for the Corporation have increased $38.4 million (12.8%) in the first nine months of 1995 compared to an increase of $8.9 million (3.0%)

during the same period in 1994.  During the first several months of 1995,

the Corporation offered a special rate on fifteen month certificates of deposit in order to attract an additional $20 million of new deposit money.

With this infusion of additional funds, the Corporation was able to reduce short term borrowings by $13.9 million (100.0%) during the first nine months of 1995, compared to a decrease of $6.0 million (60.7%) during the first nine months of 1994.  Other liabilities increased $954,000 (82.7%) in the first nine months of 1995 compared to an increase of $880,000 (79.9%)

during the same period in 1994.  These increases can be attributed to the increase in accrued interest on deposits and borrowed funds during each respective year in which such increase occurred.

LIQUIDITY

The Corporation's liquidity position is continually monitored by management, which strives to maintain a balance of interest earning assets and interest bearing liabilities which will best serve the Corporation's needs and provide for the normal demand for funds which occurs during the day-to-day operations.  Since interest rates have remained stable,

management has been able to maintain an acceptable balance in the

Corporation's portfolios.  Management believes that it has provided an adequate mix of assets and liabilities to maintain a good asset earnings ratio and still provide for the normal cash demands which occur.

CAPITAL RESOURCES

During the first nine months of 1995, three new full-service banking facilities were opened in Pick'n Save food stores, one in Oak Creek and two in Milwaukee, Wisconsin.  Funding for these facilities was generated internally and considered to be nominal.

The Corporation has plans to open a fourth full-service banking facility to be located inside a Pick'n Save food store in Cudahy, Wisconsin sometime late in the fourth quarter of 1995.  The cost of this facility is considered to be nominal and funding for this project will be absorbed by the Corporation's banking subsidiary.

There are no other major capital expenditures which are planned for the current year.  Management however, reserves the right to pursue any opportunities which present themselves and help to enhance the operations of the Corporation.

RESULTS OF OPERATIONS

Net income for the Corporation increased $108,000 (8.8%) in the third quarter of 1995 compared to an increase of $149,000 (13.8%) in the third quarter of 1994.  Total interest income increased $903,000 (14.5%) compared to an increase of $98,000 (1.6%) during the third quarter of 1995 and 1994,

respectively.  Interest income and fees on loans increased $823,000 (17.6%)

during the three months ended September 30, 1995 compared to a decrease of

$118,000 (2.5%) during the three months ended September 30, 1995.  Because yields on loans are currently more attractive than yields on investment securities, management has made a concerted effort to increase the

Corporation's loan portfolio.  As a result, the increase in interest income and fees on loans during the third quarter of 1995, as compared with the same period in 1994 accounts for the majority of the increase in interest income.  Taxable investment security income decreased $102,000 (8.8%) in the third quarter of 1995 compared to an increase of $223,000 (24.2%)

during the third quarter of 1994.  The reason for this decrease is that the current yields on investment securities are low.  Accordingly, when higher yielding maturing securities are replaced with lower yielding securities,

interest income declines.  Federal funds sold interest income increased

$177,000 (163.0%) during the third quarter of 1995 compared to a decrease of $7,000 (40.6%) during the third quarter of 1994.  Management in the short term has been investing funds in federal funds sold until a suitable security investment can be found which will provide a good yield without sacrificing the integrity of the investment security portfolio.

Interest expense on deposit accounts has increased $784,000 (47.4%) in the three months ended September 30, 1995 compared to an increase of $18,000

(1.1%) during the same period in 1994 primarily due to the Corporation's efforts to increase deposits through a special promotion in the beginning of the year.  The increased deposits have also been responsible for the decrease in short-term borrowings and therefore interest expense on short-

term borrowings has decreased $57,000 (54.9%) during the third quarter of

1995 compared to an increase of $46,000 (78.2%) during the third quarter of

1994.

Other income increased $86,000 (6.6%) in the third quarter of 1995 compared to an increase of $116,000 (9.9%) in the third quarter of 1994.  Other expenses increased $146,000 (3.7%) during the third quarter of 1995 compared to a decrease of $66,000 (1.6%) during the same period of 1994.

During the third quarter of 1995, the Federal Deposit Insurance Corporation substantially reduced the premium banks are charged for federal deposit insurance.  This change became retroactive to June 1, 1995 and thus regulatory agency assessments decreased $187,000 (101.0%) during this period in 1995 compared to an increase of $15,000 (8.5%) in the same period in 1994.  Third quarter results include $193,400 of assessments from June

1, 1995 which have been refunded to the Corporation.

A summarized change in income for the quarters appears below:

                                September 30,   September 30,     1995
                                    1995            1994      Over(Under)
Three Months Ended               (Unaudited)     (Unaudited)      1994
                                 -----------     -----------  -----------
Revenue and Expenses:(000's)
  Interest Income                  $7,136          $6,233        $ 903
  Less:   Interest Expense          2,486           1,759          727
                                   ------          ------        ------
          Net Interest Income       4,650           4,474          176
  Less:   Provision for Loan Loss      75              75            0

          Other Operating Expense
          Net of Other Operating
          Revenues                  2,712           2,652           60
                                   ------          ------        ------
  Income Before Income Taxes        1,863           1,747          116
  Tax Provision                       530             522            8
                                   ------          ------        ------
  NET INCOME                       $1,333          $1,225        $ 108
                                   ======          ======        ======

During the first nine months of 1995, net income increased $444,000 (12.9%)

compared to $117,000 (3.5%) during the first nine months of 1994.  This increase is attributed primarily to the $358,000 gain realized on the sale of other real estate owned.

Total interest income increased $2.2 million (12.1%) during the first nine months of 1995 compared to an increase of $28,000 (0.2%) during the same period of 1994 due to an increase in loan demand.  The decrease in interest income on investment securities is offset by an increase in interest income on federal funds sold.  Interest expense for the nine months ended

September 30, 1995 increased $1.8 million (35.2%) compared to a decrease of

$37,000 (0.7%) during the same period in 1994.  Deposit interest expense accounted for this increase since the interest expense on borrowed funds decreased $127,000 (40.5%) during the nine months ended September 30, 1995.

Total other income during the first nine months of 1995 increased $648,000

(17.3%) compared to an increase of $182,000 (5.1%) during the first nine months of 1994 primarily due to the gain recognized on the sale of other real estate owned.  Total other expenses increased $521,000 (4.4%) during the first nine months of 1995 compared to an increase of $257,000 (2.2%)

during the same period in 1994.

CAPITAL ADEQUACY

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-

balance-sheet activities.  All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital, as that term is defined.

The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet.  Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%.

The risk-based capital ratio and leverage ratio for the Corporation are

17.6% and 11.6%, respectively.

                             PART II- OTHER INFORMATION
                             --------------------------


  Item 1    Legal Proceedings
            None

  Item 2    Changes in Securities
            None

  Item 3    Defaults Upon Senior Securities
            None

  Item 4    Submission of Matters to a Vote of Security Holders
            None

  Item 5    Other Information
            None

  Item 6    Exhibits and Reports on Form 8-K
            Exhibits - None




Form 8-K The Corporation did not file any reports on Form 8-K during the three month period ended September 30, 1995.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TRI CITY BANKSHARES CORPORATION


DATE:  November 10, 1995                        /s/Henry Karbiner
      ---------------------                    --------------------------
                                                 Henry Karbiner, Jr.
                                                 Executive Vice President,
                                                 Secretary/Treasurer




DATE:  November 10, 1995                        /s/Thomas W. Vierthaler
      ----------------------                   --------------------------
                                                 Thomas W. Vierthaler
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)