Form 10-K
period 1995-12-31
TRI CITY BANKSHARES CORP
filed 1996-03-28
CIK 313337

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                               FORM 10-K


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934:  For the fiscal year ended December 31, 1995

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
	                                                    Commission File No. 0-9785

                     TRI CITY BANKSHARES CORPORATION
          (Exact name of registrant as specified in its charter)
Wisconsin	                                                           39-1158740
(State or other jurisdiction of	           (I.R.S. Employer Identification No.)
 incorporation or organization)

6400 South 27th Street
Oak Creek, Wisconsin	                                                     53154
(Address of principal executive offices)	                            (Zip Code)

Registrant's telephone number, including area code	              (414) 761-1610

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          $1.00 Par Value Common Stock

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1996, 2,474,549 shares of common stock were outstanding and the aggregate market value of the shares held by nonaffiliates was approximately $21,570,450.

                     DOCUMENTS INCORPORATED BY REFERENCE
Document	                                                       Incorporated in

Annual report to shareholders for fiscal year ended
December 31, 1995	                                              Parts II and IV

Proxy statement for annual meeting of shareholders to be held on
June 12, 1996.	                                                        Part III

FORM 10-K TABLE OF CONTENTS



                                                                          	Page
PART I

   Item 1	Business                                                           	1
   Item 2	Properties	                                                        17
   Item 3	Legal Proceedings	                                                 19
   Item 4	Submission of Matters to a Vote of Security Holders	               19

PART II

   Item 5	Market for the Registrant's Common Stock and Related Stockholder
            Matters	                                                         20
   Item 6	Selected Financial Data	                                           20
   Item 7	Management's Discussion and Analysis of Financial Condition and
            Results of Operations	                                           20
   Item 8	Consolidated Financial Statements and Supplementary Data	          20
   Item 9	Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure	                                            20

PART III

   Item 10	Directors and Executive Officers of the Registrant	               21
   Item 11	Executive Compensation	                                           21
   Item 12	Security Ownership of Certain Beneficial Owners and Management	   21
   Item 13	Certain Relationships and Related Transactions	                   21

PART IV

   Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	 22

Signature's                                                                 	25

                                   PART I


Item 1.	BUSINESS

General

Tri City Bankshares Corporation (Registrant), a registered bank holding company, is a Wisconsin corporation organized in 1970 which provides commercial banking services in the metropolitan Milwaukee area. On August 15, 1990, the Registrant's six bank subsidiaries (Tri City National Bank of Oak Creek,
Tri City National Bank of Hales Corners, Tri City National Bank of West Allis, Tri City National Bank of Brown Deer, Tri City National Bank of Brookfield, Tri City National Bank of Menomonee Falls), and Tri City Service Corporation, a centralized proof and bookkeeping operation, merged to form Tri City National Bank (the Bank). The merging of the subsidiaries enabled the surviving bank to experience cost savings through the elimination of duplicate cash requirements and allows customers the ability to access their accounts at any Tri City National Bank location. Registrant owns 100% of the stock of Tri City National Bank.

In addition to Tri City National Bank, the Registrant owns 23.5% of the outstanding shares in First National Bank of Eagle River, Eagle River, Wisconsin (First National). The Registrant's investment in First National is accounted for by the equity method of accounting.

On a consolidated basis at December 31, 1995, Registrant had assets of $397,648,924, net loans of $228,846,491, deposits of $350,219,520 and stockholders' equity of $44,314,731. Registrant's primary function is to coordinate the banking policies and operations of Tri City National Bank in order to improve and expand its banking services and effect economies in its operation by joint efforts in certain areas such as auditing, regulatory compliance, training of personnel, advertising, proof and bookkeeping, and business development. Registrant's services are furnished through officers of Registrant who are also officers of Tri City National Bank. Registrant's sources of revenues are (1) dividends paid on the shares of the subsidiary banks' stock which it owns and (2) management fees in payment for the services it provides to Tri City National Bank.

Registrant is engaged in only one line of business and industry segment, namely banking.

The Registrant's banking business is principally conducted by one commercial bank bearing the "Tri City' name. Tri City National Bank is supervised by the Comptroller of the Currency and its deposits are insured by the Federal Deposit Insurance Corporation. Tri City National Bank provides full-service banking to individuals and businesses, including checking and savings accounts, commercial and consumer loans, installment loans, real estate and mortgage loans, mobile home loans, Master Charge cards, and personal reserve accounts. Tri City National Bank maintains an investment portfolio consisting primarily of U.S. Treasury, U.S. Agency, and state and political subdivision securities. Certain bank locations have drive-in banking facilities. A separate department provides centralized proof and bookkeeping services to all Tri City National Bank locations.

The following table sets forth certain information regarding Tri City National
Bank:

                                                              		Assets as of
Name of Bank and Location	        Year Organized	             December 31, 1995

Tri City National Bank
6400 South 27th Street
Oak Creek, Wisconsin	                  1963	                    $395,806,886

Supervision and Regulation

As a bank holding company, Registrant is registered under the Bank Holding Company Act of 1956, as amended, and files periodic reports with, and is subject to the supervision of, the Federal Reserve Board (the Board). The Board has the power to make examinations of the Registrant and must give its approval prior to the Registrant's acquiring substantially all of the assets of a bank or direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, Registrant would control more than 5% of the voting shares of such bank. The Board approved Registrant's acquisition of the shares of First National by order dated October 2, 1981. The Board expects bank holding companies, such as Registrant, to be a source of financial strength for their subsidiary banks and, accordingly, the Board may condition approvals of bank acquisitions on the injection of additional capital into existing banks if capital-to-asset ratios do not meet the Board's standards. The Bank Holding Company Act restricts Registrant's ability to engage only in those activities which are found by the Board to be so closely related to banking as to be a proper incident thereto.

Tri City National Bank is regularly examined by the Comptroller of the Currency and is subject to examination by the Federal Deposit Insurance Corporation. Areas subject to regulation by these two federal agencies include reserves, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

The banking industry is very heavily regulated at both the state and federal levels. Since 1979, Congress has enacted major pieces of legislation affecting the banking industry: the Community Reinvestment Act (to encourage banks to make loans to individuals and businesses in their immediate service areas, particularly to low- and middle-income borrowers); the Financial Institutions Regulatory and Interest Rate Control Act (to add restrictions dealing with loans to officers, directors, and principal shareholders of banks and their affiliates); the Financial Institutions Deregulation and Monetary Control Act (to permit both banks and thrift institutions to pay interest on checking accounts and phase out prior ceilings on interest rates); the Competitive Equality Banking Act (to expand the definition of "bank" under the Bank Holding Company Act to include all institutions insured by the Federal Deposit Insurance Corporation and thereby restrict the ability of bank holding companies and certain commercial and other nonbanking firms to acquire "non-bank banks"); and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA (comprehensive legislation to reform the very nature of regulation in the financial institutions industry) and the Federal Deposit Insurance Corporation Improvement Act (FDICIA). FDICIA, which was enacted in 1991, affects all federally insured banks, savings banks and thrifts. FDICIA contains a $70 billion recapitalization of the Bank Insurance Fund (BIF) by significantly increasing the amount that the FDIC can borrow from the Treasury. The FDIC must assess premiums that are sufficient to give the BIF reserves of $1.25 for each $100 of insured deposits. Additional significant provisions of FDICIA include requiring prompt corrective action by regulators if minimum capital standards are not met; establishing early intervention procedures for "significantly" undercapitalized institutions; limiting FDIC reimbursement of uninsured deposits when large banks fail; requiring an annual regulatory examination; and imposing new auditing and accounting requirements, effective for fiscal years beginning on or after January 1, 1993, including management and auditor reporting on internal controls over financial reporting and on compliance with laws and regulations. Additionally, a number of legislative and regulatory mandates have been enacted that are designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system. It is uncertain what form future proposals may take and, if adopted, what their effect will be on Registrant and its principal bank subsidiary.

Capital Requirements

The Board established risk-based capital guidelines for banks effective
March 15, 1989. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred stockholders' equity, and minority interests less goodwill. Total Capital consists of, in addition to Tier 1 Capital, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and the allowance for loan losses. The Tier 1 Capital component must comprise at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets which include both on- and off-balance-sheet exposures. As of December 31, 1995, the minimum required ratio under the guidelines for qualifying Total Capital is 8.00%, of which 4.00% must be Tier 1 Capital. As of December 31, 1995, Tri City National Bank's Tier 1 and Total Capital risk-based ratios were 16.79% and 17.91%, respectively.

Effective September 7, 1990, the Board implemented regulations that establish a minimum leverage capital ratio of 3% Tier 1 capital to total assets less goodwill. For most banks, including Tri City National Bank, the minimum Tier 1 ratio is to be 3% plus an additional cushion of at least 100 to 200 basis points depending upon risk profiles and other factors. As of December 31, 1995, Tri City National Bank's leverage ratio was 11.72%. Future regulations are anticipated which would establish capital standards to reflect the level of interest rate risk inherent in the financial institutions operations. The Bank now exceeds all current or proposed capital requirements.

The following tables present Tri City National Bank's regulatory capital position at December 31, 1995:

                           RISK-BASED CAPITAL RATIOS

                                                       	As of December 31, 1995
	                                                        Amount	         Ratio
                                                        	(Dollars in Thousands)

Tier 1 capital	                                         $	43,586		       16.79%
Tier 1 capital minimum requirement		                      10,381		        4.00

Excess	                                                 $	33,205		       12.79%

Total capital	                                          $	46,483		       17.91%
Total capital minimum requirement		                       20,762		        8.00

Excess	                                                 $	25,721		        9.91%

Risk-adjusted assets, net of goodwill and
  excess allowances	                                   $	259,330


                                    LEVERAGE RATIO

                                                       	As of December 31, 1995
	                                                        Amount	         Ratio
	                                                        (Dollars in Thousands)

Tier 1 capital to adjusted total assets
  (leverage ratio)	                                     $	43,586		       11.72%
Minimum leverage ratio requirement		                      11,153		        3.00

Excess	                                                 $	32,433		        8.72%

Average total assets, net of goodwill 	                 $371,779


Monetary Policy

Registrant's operations and earnings are affected by the credit policies of monetary authorities, including the Federal Reserve System, which regulates the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of bank holding companies and commercial banks in the past and are expected to continue to do so in the future.

Competition

All of the Registrant's banking facilities are located on the perimeter of Milwaukee County. Accordingly, the bank competes with all the major banks and bank holding companies located in Milwaukee, most of whom are far larger in terms of assets and deposits. The banking industry in metropolitan Milwaukee is highly competitive and the Registrant's bank faces vigorous competition not only from the many banks in the area, but from other financial institutions such as savings and loan associations, credit unions, and finance companies.

Employees

At December 31, 1995, Registrant employed 77 officers and 319 employees in total. Employees are provided a variety of employment benefits, and Registrant considers its employee relations to be excellent.

The following pages set forth the statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements and Reports.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in Thousands)



The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 1995, 1994 and 1993.


                                                        Year Ended December 31
                          <--------  1995  -------->  <--------  1994  -------->  <--------  1993  ------->
                          Average             Yield   Average             Yield   Average            Yield
                          Balance  Interest  or Rate  Balance  Interest  or Rate  Balance  Interest or Rate

ASSETS

Interest-earning assets:
  Loans (1)              $224,219  $21,280    9.49%  $201,000  $18,362    9.14%  $199,069  $18,952   9.52%
  Taxable investment
    securities             66,238    4,306    6.50     68,007    4,463    6.56     51,443    3,753   7.30
  Nontaxable investment
    securities (2)         30,460    2,452    8.05     28,803    2,420    8.40     22,803    2,124   9.31
Federal funds sold          9,326      520    5.58      2,233       81    3.63      3,539      100   2.83

Total interest-earning
  assets                  330,243   28,558    8.65%   300,043   25,326    8.44%   276,854   24,929   9.00%

Noninterest-earning
  assets:
Cash and due from banks    20,421                      18,162                      17,053
Premises and equipment,
  net                      19,608                      19,645                      20,158
Other assets                1,523                       2,652                       3,366

                          $371,795                   $340,502                    $317,431

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
(Dollars in Thousands)


                                                      Year Ended December 31
                      <--------  1995  -------->  <--------  1994  -------->  <--------  1993  -------->
                      Average             Yield   Average             Yield   Average             Yield
                      Balance  Interest  or Rate  Balance  Interest  or Rate  Balance  Interest  or Rate

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Savings deposits   $158,557  $  4,428   2.79%  $165,224  $  4,123   2.50%  $154,813  $  4,211   2.72%
  Other time
    deposits           84,419     4,829   5.72     58,417     2,345   4.01     59,555     2,372   3.98
  Short-term
    borrowings          3,964       211   5.32      7,898       391   4.95      7,131       263   3.69

Total interest
  -bearing
    liabilities       246,940     9,468   3.83%   231,539     6,859   2.96%   221,499     6,846   3.09%
                                          -----                       -----                       -----

Noninterest-bearing
  liabilities:
  Demand deposits      81,492                      70,928                      61,759
  Other                 1,831                       1,984                       2,846
Stockholders' equity   41,532                      36,051                      31,327
                     --------                    --------                    --------
                     $371,795                    $340,502                    $317,431
                     ========                    ========                    ========

Net interest earnings
  and interest rate
    spread                      $19,090    4.82%            $18,467   5.48%             $18,083   5.91%
                                ================            ===============             ===============

Net yield on interest
  -earning assets                          5.78%                      6.15%                       6.53%
                                           =====                      =====                       =====

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income includes $1,258, $1,331 and $1,266 of loan fees in 1995, 1994 and 1993, respectively.

(2)	Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $834, $823 and $722 in 1995, 1994 and 1993, respectively.

INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
(Dollars in Thousands)



The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:

                                     1995 Compared to 1994         1994 Compared to 1993
                                   Increase (Decrease) Due to    Increase (Decrease) Due to
                                 Volume     Rate(1)      Net   Volume     Rate(1)      Net

Interest earned on:
  Loans                          $2,122     $   796    $2,918  $  184     $  (774)    $(590)
  Taxable investment
    securities                     (116)        (41)     (157)  1,209        (499)      710
  Nontaxable investment
    securities                      139        (107)       32     558        (262)      296
  Federal funds sold                257         182       439     (37)         18       (19)

Total interest-earning assets    $2,402      $  830     3,232  $1,914     $(1,517)      397
                                 ===================---------- ===================----------

Interest paid on:
  Savings deposits               $  (167)    $  472       305  $  283     $  (371)      (88)
  Other time deposits              1,043      1,441     2,484     (45)         18       (27)
  Short-term borrowings             (194)        14      (180)     28         100       128
                                 -----------------------------------------------------------
Total interest-bearing
  liabilities                    $   682     $1,927     2,609  $  266     $  (253)       13
                                 ===================---------- ====================---------
Increase in net interest income                        $  623                         $ 384
                                                       =======                        ======

(1)	The change in interest due to both rate and volume has been allocated to rate changes.

INVESTMENT PORTFOLIO
(Dollars in Thousands)

The book value of investment securities at the dates indicated is:

                                                     December 31
                                             1995         1994          1993

U.S. Treasury and government agencies    $  65,616    $  62,011     $  66,973
States and political subdivisions           43,622       31,067        31,282
Industrial revenue bonds                       153          200           243
                                         ------------------------------------
Total investment securities              $ 109,391    $  93,278     $  98,498
                                         ====================================

The following table sets forth the maturities of investment securities at December 31, 1995, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

                                           Maturity
                                                  After One But       After Five But
                             Within One Year    Within Five Years    Within Ten Years    After Ten Years
                            Amount     Yield   Amount      Yield    Amount      Yield   Amount     Yield
U.S. Treasury and
  government agencies      $     -        -%  $28,900      6.19%   $36,716      6.67%  $     -        -%
States and political
  subdivisions               3,622     8.45    15,769      7.38     22,979      7.37     1,252     8.69
Industrial revenue bonds         -        -       153     14.39          -         -         -        -
                           -------            -------              -------             -------
                           $ 3,622     8.45   $44,822      6.64    $59,695      6.94   $ 1,252     8.69
                           =======            =======              =======             =======
Tax equivalent
  adjustment for
  calculation of yield     $   104            $   387              $   532             $    37
                           =======            =======              =======             =======

Note:	The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

LOAN PORTFOLIO
(Dollars in Thousands)



The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:
                                                    		December 31
                                	1995     	1994     	1993	     1992	     1991
                               ------------------------------------------------
Commercial and financial			    $	11,058	 $	10,447	 $	12,598	 $	19,544	 $	27,666
Real estate-construction			      21,692		  16,811   		7,231   		7,943	   	7,386
Real estate-mortgage		         	167,945	 	157,859	 	150,469 		147,524	 	131,073
Installment			                  	31,777  		28,171  		31,627  		23,851  		18,923
                               --------  --------  --------  --------  --------
                          				 $232,472 	$213,288 	$201,925 	$198,862 	$185,048
                               ========  ========  ========  ========  ========

The maturity distribution and interest rate sensitivity of all loans at December 31, 1995, are:

                                                      		Maturity
                                  --------------------------------------------
                                            			After One
                                 	One Year	     Through       After
                                  	or Less	    Five Years	  Five Years  	Total
                                  --------------------------------------------
Commercial and financial	         $	5,679	     $ 	5,258	     $ 	121	   $	11,058
Real estate construction		         21,692		           -	          -    		21,692
Real estate mortgage and
  installment		                    70,501		     127,558		     1,663		   199,722
                                  -------      --------      ------    --------
                              		  $97,872	     $132,816	     $1,784	   $232,472
                                  =======      ========      ======    ========

                                              		Interest Sensitivity
                                          	Fixed Rate	      Variable Rate
                                           ----------       -------------
Due after one, but within five years	       $	124,882	         $  	7,934
Due after five years		                            176		            1,608
                                            ---------        -----------
                                           	$	125,058	         $  	9,542
                                            =========        ===========

(Dollars in Thousands)



The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, but not included in the nonaccrual loans.

                                                    		December 31
                                	1995     	1994     	1993     	1992     	1991
                              --------------------------------------------------
Loans accounted for on a
nonaccrual basis	             $	1,033	  $	1,932	  $	4,362	  $	3,580	  $	1,897
Loans contractually past
due 90 days or more as to
interest or principal
payments	                        	630     		490     		826   		3,560   		1,977
Ratio of nonaccrual loans
to total	loans                   	.44%	     .90%	    2.16%	    1.80%	    1.02%

$33 thousand of interest income was recognized during 1995 on loans which were accounted for on a nonaccrual basis. An additional $379 thousand of 1995 interest income would have been recorded under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 1995 or 1994, whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," are included in nonaccrual loans above.



SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)


The following table summarizes loan loss allowance balances at the beginning and end of each year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; additions to the allowance which have been charged to expense; and the ratio of net charge-offs to the daily average balance of loans outstanding.

                                               		Year Ended December 31
                                 	1995     	1994     	1993	     1992	     1991
Balance of allowance for
  loan losses at beginning
  of period	                   $	3,395	  $	3,164	  $ 2,740		 $ 2,254	  $	1,942
Loans charged off:
  Commercial and financial         		-	      	87	       	8	      	76	      	48
  Real estate	                      	-	      	32       		-	      	82	      	71
  Installment                     		21      		41	      	49      		93      		39
                               -------   -------   -------   -------   -------
TOTAL LOANS CHARGED OFF           		21     		160	      	57	     	251     		158
Recoveries of loans
  previously charged off:
   Commercial and financial		        -		       3		       - 		      -		       -
   Real estate		                     -		       -		      22		       -		       -
   Installment	                     	4      		13      		19       		7	      	27
                               -------   -------   -------   -------   -------
TOTAL RECOVERIES		                   4      		16	      	41	       	7	      	27

Net loans charged off             		17     		144	      	16     		244	     	131
Additions to allowance
  charged to expense             		248     		375     		440     		730     		443
                               -------   -------   -------   -------   -------
Balance at end of period	      $	3,626	  $	3,395		 $ 3,164		 $ 2,740	  $	2,254

Ratio of net charge-offs
 during the period to
  average loans outstanding      		.01%	    	.07%	    	.01%		    .13%		    .07%

Ratio of allowance at end
 of year to total loans         		1.56%    	1.59%   		1.57%   		1.38%   		1.22%

Ratio of allowance at end
 of year to nonaccrual loans	  	351.02%  	175.91%   	72.54%	  	76.54%	 	118.82%

The amount of the addition to the allowance charged to operating expense is the amount necessary to bring the allowance for loan losses to a level which will provide for known and potential losses in the loan portfolio. The adequacy of the allowance is based principally upon continuing management review for potential losses in the portfolio, actual charge-offs during the year, historical loss experience, current and anticipated economic conditions, estimated value of collateral and industry guidelines.

Management evaluates the adequacy of the allowance for loan losses on an overall basis as opposed to allocating the allowance to specific categories of loans.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)


The Bank has a loan committee which meets periodically. Its function is to review new loan applications and to ensure adherence to the written loan and credit policy of the Bank. Each month, this committee reviews a summary of the loan portfolio classified into the risk categories described below. Loans are reviewed quarterly or as necessary as to proper classification.

1.	Absence of any significant credit risk.
2.	Presence of normal, but not undue, credit risk.
3.	Presence of greater than normal credit risk.
4.	Excess credit risk requiring continuous monitoring.
5.	Doubtful and loss.

The balance in each of the aforementioned categories serves as a guideline in determining the adequacy of the allowance for loan losses and the provision required to bring this balance to a level necessary to absorb the present and potential risk characteristics of the loan portfolio.

The Bank's loan committee also considers collection problems which may exist. Loans with contractual payments more than 90 days past due are reviewed. If collection possibilities are considered to be remote, the loan is charged to the allowance for loan losses. Should any special circumstances exist, such as a reasonable belief that the loan may ultimately be paid or be sufficiently secured by collateral having established marketability, the loan may be rewritten or carried in a nonaccrual of interest status.

At December 31, 1995, there were no unusual risks in the loan portfolio. For management's purposes, the loan portfolio consists of real estate loans, consumer installment loans, and commercial business loans.

Real estate loans comprise the largest portion of the loan portfolio with 72.2% of loans outstanding at December 31, 1995. The majority of these consist of residential mortgage loans, an area in which the Registrant has had few losses in past years.

In the consumer loan category, which includes auto loans, home improvement loans, and credit card loans, among others, management considers the historical net loss experience to be the best indicator of losses to be expected in the immediate future.

All other loans are classified as commercial, including loans to financial institutions. While these loans carry the greatest exposure to risk of loss, that exposure is limited to problems associated with particular companies rather than to specific industries. Currently, the Registrant has no unusual or significant problems in the commercial loan portfolio.

Losses in 1996 are not expected to vary significantly from net losses experienced over the last two years.

DEPOSITS
(Dollars in Thousands)





The average daily amount of deposits is summarized for the periods indicated in the following table:


                                               Year Ended December 31
                                    1995            1994           1993
                         -------------------------------------------------------
                          Amount    Rate     Amount    Rate      Amount    Rate
                         -------------------------------------------------------
Noninterest-bearing
 demand deposits         $ 81,492      -%   $ 70,927      -%    $ 61,759      -%
Savings                   158,557   2.79     165,224   2.50      154,813   2.72
Time deposits
 (excluding time
  certificates of
   deposit of
    $100,000 or more)      73,216   5.81      48,770   4.10       51,340   4.11
Time certificates of
 deposits of $100,000
  or more                  11,204   5.16       9,647   3.58        8,215   3.19
                         --------           --------            --------
                         $324,469           $294,568            $276,127
                         ========           ========            ========


The maturity distribution of time certificates of deposit issued in amounts of one hundred thousand dollars and over and outstanding at December 31, 1995, is:

                         Three months or less	                   $	3,779
                         After 3 through 6 months		                2,212
                         After 6 through 12 months		               6,476
                         After 12 months		                         2,049
                                                                 -------
                                                               	$	14,516
                                                                ========

RETURN ON EQUITY AND ASSETS






The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:


                                                 	Year Ended December 31
                                                  	1995      	1994	      1993
                                                   ----       ----       ----
Percentage of net income to:
  Average stockholders' equity	                   12.88%	    13.53%	    14.81%
  Average total assets	                            1.44	      1.43      	1.46
Percentage of dividends
 declared per common share to
  net income per common share                    	23.26     	19.61	     15.99
Percentage of average stockholders'
 equity to daily average total
  assets	                                         11.17     	10.59      	9.87

SHORT-TERM BORROWINGS
(Dollars in Thousands)


Information relating to short-term borrowings follows:

                         	Federal Funds Purchased
                        	and Securities Sold Under   	Notes    	Other Short-Term
                         	Agreements to Repurchase	  Payable     		Borrowings
                         -------------------------   -------    ----------------
Balance at December 31:

1995	                             $     	- 	        $     -        	 $	1,915
1994		                              13,900		              -          		2,407
1993                               		9,925          		2,000          		6,000

Weighted average interest
 rate at year end:

1995	                                    -%		             -%		          6.36%
1994	                                 5.82              		-	           	5.12
1993	                                 3.41	           	6.00           		2.75

Maximum amount outstanding
 at any month's end:

1995	                             $ 	9,100   	      $    	-	         $	5,877
1994		                              13,900		          2,000		          5,095
1993                 		              9,925	          	2,000          		6,000

Average amount outstanding
 during the year:

1995	                             $ 	1,269	         $    	-	         $	2,438
1994	                               	4,129	          	1,667		          2,272
1993	                               	2,395          		2,000          		2,736

Average interest rate
 during the year:

1995                                	 4.93%		             -%		          5.61%
1994	                                 4.56           		6.90	           	3.81
1993                                 	2.73           		6.00	           	2.74


Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.


Item 2.	PROPERTIES

The following table summarizes the properties in which the Registrant's bank conducts its business:
                                       		Approximate
Location                         	Floor Area in Square Feet	    Owned or Leased

6400 South 27th Street
Oak Creek, Wisconsin	                       16,000	                  Leased	(1)

3701 South 27th Street
Milwaukee, Wisconsin	                          570	                  Leased	(1)

6312 South 27th Street
Oak Creek, Wisconsin	                          500	                  Leased	(1)

2555 West Ryan Road
Franklin, Wisconsin	                         2,000	                   Owned

5555 South 108th Street
Hales Corners, Wisconsin	                   20,000	                   Owned

5455 South 108th Street
Hales Corners, Wisconsin	                    1,600	                   Owned

10909 West Greenfield Avenue
West Allis, Wisconsin	                       9,000	                   Owned

10200 West Bluemound Road
Wauwatosa, Wisconsin	                          200	                  Leased

10859 West Bluemound Road
Wauwatosa, Wisconsin	                        3,500	                   Owned

2625 South 108th Street
West Allis, Wisconsin	                         470	                  Leased (1)

4455 West Bradley Road
Brown Deer, Wisconsin	                       6,600	                  Leased

7213 North Teutonia
Milwaukee, Wisconsin	                        2,000	                   Owned

17100 West Bluemound Road
Brookfield, Wisconsin	                       5,700	                   Owned

                                        	Approximate
Location                         	Floor Area in Square Feet	    Owned or Leased

12745 West Capitol Drive
Brookfield, Wisconsin	                       6,500	                   Owned

12735 West Capitol Drive
Brookfield, Wisconsin                         	720                  	Leased	(1)

N96 W18221 County Line Road
Menomonee Falls, Wisconsin	                  4,100	                   Owned

7525 West Oklahoma Avenue
Milwaukee, Wisconsin	                        6,400	                  Leased	(1)

3378 South 27th Street
Milwaukee, Wisconsin	                        1,900	                   Owned

6767 West Greenfield Avenue
West Allis, Wisconsin	                       5,200	                   Owned

6760 West National Avenue
West Allis, Wisconsin	                         460	                  Leased	(1)

9200 North Green Bay Road
Brown Deer, Wisconsin	                         386	                  Leased

220 East Sunset Drive
Waukesha, Wisconsin	                           412	                  Leased

1827 Wisconsin Avenue
Grafton, Wisconsin	                            361	                  Leased

W61 N529 Washington Avenue
Cedarburg, Wisconsin	                        7,800	                   Owned

4200 South 76th St.
Greenfield, Wisconsin      	                   572	                  Leased	(1)

150 West Holt Avenue
Milwaukee, Wisconsin	                          590	                  Leased (1)

6201 N. Teutonia Avenue
Milwaukee, Wisconsin	                          618                  	Leased	(1)

                                 	Approximate
Location                  	Floor Area in Square Feet	           Owned or Leased

3770 S. Howell Avenue
Milwaukee, Wisconsin	                        1,052	                  Leased	(1)

4689 S. Whitnall Avenue
Milwaukee, Wisconsin	                        1,159	                  Leased	(1)

7830 W. Good Hope Road
Milwaukee, Wisconsin	                          523	                  Leased

(1)	The Bank leases space from an affiliated entity. See Note 12 to consolidated financial statements, incorporated herein by reference, for further information.

Tri City National Bank owns buildings at twelve locations in Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa and Cedarburg. Approximately 60,098 square feet is leased to third parties; such square footage is not shown above.

Registrant believes that its bank locations are in buildings that are attractive and efficient, and adequate for their operations, with sufficient space for parking and drive-in facilities. Eight full-service banking centers are located in metropolitan Milwaukee food discount centers.


Item 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending against Registrant or its subsidiary bank; however, the bank is involved from time to time in routine litigation incident to the conduct of its respective businesses.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

PART II



Item 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

The information required by Item 5 is incorporated herein by reference to Registrant's 1995 Annual Report to Shareholders under the captions entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page 13) and "Selected Financial Data" (Page 12) as to cash dividends paid.

Item 6.	SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to Registrant's 1995 Annual Report to Shareholders under the caption entitled "Selected Financial Data" (Page 12).

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to Registrant's 1995 Annual Report to Shareholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Pages 6 to 11).

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to Registrant's 1995 Annual Report to Shareholders (Pages 14 to 35).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None.

PART III


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 12, 1996, under the caption entitled "Election of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 12, 1996, under the caption entitled "Executive Compensation" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 12, 1996, under the caption entitled "Stock Ownership of Certain Beneficial Owners and Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 12, 1996, under the captions entitled "Election of Directors" and "Loans and Other Transactions with Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).

PART IV



Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2) Financial statements and financial statement schedules

              The response to this portion of Item 14 is submitted as a separate section of this report.

              (3) Listing of Exhibits

                  Exhibit 3 -	Articles of incorporation and bylaws incorporated
                              herein by reference to Exhibit 3a and Exhibit 3b to Registrant's Registration Statement
                              No. 2-65616 on Form S-1.

                  Exhibit 13 -	Annual Report to Shareholders for the year ended
                               December 31, 1995.

                               With the exception of the information
                               incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the 1995 Annual Report to Shareholders is not deemed filed as part of this report.

                  Exhibit 22 -	Subsidiary of Registrant.

                  Exhibit 24 -	Consent of Independent Auditors

         (b) Reports on Form 8-K

             None

         (c)	Exhibits--The response to this portion of Item 14 is submitted as a
                       separate	section of this report.

         (d)	Financial Statement Schedules--None

PART IV





ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1), (2) and (c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

CERTAIN EXHIBITS

Year Ended December 31, 1995

TRI CITY BANKSHARES CORPORATION

OAK CREEK, WISCONSIN

FORM 10-K--ITEM 14(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements and report of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

    Consolidated balance sheets--December 31, 1995 and 1994
    Consolidated statements of income--Years ended December 31, 1995, 1994 and
     1993
    Consolidated statements of stockholders' equity--Years ended December 31,
     1995, 1994 and 1993
    Consolidated statements of cash flows--Years ended December 31, 1995, 1994 and 1993
    Notes to consolidated financial statements--December 31, 1995
    Report of independent auditors

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI CITY BANKSHARES CORPORATION

BY:  /s/  David A. Ulrich
   ----------------------------
    David A. Ulrich, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                         Capacity                           Date

/s/ David A. Ulrich                                                    3/13/96
------------------------                                              ---------
David A. Ulrich           Principal Executive Officer


/s/ Henry Karbiner, Jr.                                                3/13/96
------------------------                                              ---------
Henry Karbiner, Jr.       Principal Financial and Accounting Officer


/s/ Thomas W. Vierthaler                                               3/13/96
------------------------                                              ---------
Thomas W. Vierthaler      Vice-President and Comptroller


/s/ Frank J. Bauer                                                     3/13/96
------------------------                                              ---------
Frank J. Bauer            Director


/s/ Sanford Fedderly                                                   3/13/96
------------------------                                              ---------
Sanford Fedderly          Director


/s/ Richard J. Fitzgerald                                              3/13/96
------------------------                                              ---------
Richard J. Fitzgerald     Director


/s/ William Gravitter                                                  3/13/96
------------------------                                              ---------
William Gravitter         Director

------------------------                                              ---------
Christ Krantz             Director


/s/ Rudie L. Lauterbach                                                3/13/96
------------------------                                              ---------
Rudie L. Lauterbach       Director


/s/ William P. McGovern                                                3/13/96
------------------------                                              ---------
William P. McGovern       Director


/s/ Ronald K. Puetz                                                    3/13/96
------------------------                                              ---------
Ronald K. Puetz           Director


/s/ John M. Rupcich                                                    3/13/96
------------------------                                              ---------
John M. Rupcich           Director



------------------------                                              ---------
Marilyn T. Ulrich-Graves  Director


/s/ William J. Werry                                                   3/13/96
------------------------                                              ---------
William J. Werry          Director


/s/ Scott A. Wilson                                                    3/13/96
------------------------                                              ---------
Scott A. Wilson           Director

EXHIBIT 3



EXHIBIT 22

SUBSIDIARY OF REGISTRANT



Name	                                              Percentage of Shares Owned

Tri City National Bank	                                        100.0%


EXHIBIT 24

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Tri City Bankshares Corporation of our report dated February 9, 1996, with respect to the consolidated financial statements of Tri City Bankshares Corporation, included in the Annual Report to Shareholders of Tri City Bankshares Corporation for the year ended December 31, 1995.

We also consent to the incorporation by reference in the Registration Statement (Form S-3) of Tri City Bankshares Corporation pertaining to the Automatic Dividend Reinvestment Plan of Tri City Bankshares Corporation and in the related Prospectus of our report dated February 9, 1996, with respect to the consolidated financial statements of Tri City Bankshares Corporation incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1995.


	/s/ Ernst & Young
---------------------------
Milwaukee, Wisconsin
March 25, 1996