Form 10-Q
period 1996-03-31
TRI CITY BANKSHARES CORP
filed 1996-05-14
CIK 313337

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1996

         [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
              (Exact name of registrant as specified in its charter)

                    Wisconsin                          39-1158740
          -------------------------------           ------------------------
          (State or other jurisdiction of           (IRS Employer ID Number)
           incorporation or organization)

                       6400 S. 27th Street, Oak Creek,   WI  53154
                       -------------------------------------------
                        (Address of principal executive offices)


                                    (414) 761-1610
                               -------------------------
                    (Registrant's phone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES  X    NO
              ----     ----

          The number of shares outstanding of $1.00 par value common stock, as of March 31, 1996: 2,474,549

                                FORM 10-Q

                     TRI CITY BANKSHARES CORPORATION

                                  INDEX

                     PART I - FINANCIAL INFORMATION


                                                          Page #

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995               3

          Consolidated Statements of Income
          for the Three Months ended March 31,
          1996 and 1995                                      4

          Consolidated Statements for Cash Flows
          for the Three Months ended March 31,
          1996 and 1995                                      5

          Notes to Consolidated Financial Statements         6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                         7


                       Part II - Other Information

Items 1 - 6                                                 13

Signatures                                                  14

                                   TRI CITY BANKSHARES CORPORATION
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                  March 31,             December 31,
                                          1996                    1995
                                      ------------            -------------
Cash and due from banks             $  26,799,236            $  32,535,066
Federal funds sold                     19,350,000                2,190,000
Investment securities:
  Available-for-sale
  (at fair value)                      10,243,913               12,763,844
  Held-to-maturity (fair               97,412,477               96,627,721
  value of 1996 - $97,120,451
          1995 - $96,883,742)
Loans                                 234,396,022              232,472,708
Allowance for loan losses              (3,700,725)              (3,626,217)
                                     -------------            -------------
       NET LOANS                      230,695,297              228,846,491

Premises and equipment                 19,476,591               19,550,437
Other assets                            5,459,698                5,135,365
                                     -------------            -------------
                                    $ 409,437,212            $ 397,648,924
                                     =============            =============



LIABILITIES AND STOCKHOLDERS'EQUITY

Deposits:
  Non-interest bearing              $  92,631,650            $  90,745,057
  Interest bearing
   (over $100,000)                     17,337,000               14,516,000
  Interest bearing                    250,332,238              244,958,463
                                     -------------            -------------
     TOTAL DEPOSITS                   360,300,888              350,219,520
Short-term borrowings                   2,021,138                1,914,521
Other Liabilities                       1,866,957                1,200,152
                                     -------------            -------------
     TOTAL LIABILITIES                364,188,983              353,334,193
Stockholders' equity:
  Cumulative preferred stock,
   par value -$1 per share
   Authorized-200,000 shares
   Issued and outstanding-none
  Common stock, par value
   $1 per share
   Authorized-5,000,000 shares
   Issued and outstanding:
   1996 - 2,474,549 shares;
   1995 - 2,470,449                     2,474,549                2,470,449
Additional paid in capital              8,468,315                8,372,997
Retained earnings                      34,194,423               33,363,037
Net unrealized gains on investment
  securities available-for-sale           110,942                  108,248
                                     -------------            -------------
     TOTAL STOCKHOLDERS' EQUITY        45,248,229               44,314,731
                                     -------------            -------------
                                    $ 409,437,212            $ 397,648,924
                                     =============            =============

      See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                          1996                    1995
                                          ----                    ----
Interest income:
  Loans, including fees               $ 5,568,166             $ 5,104,048
  Investment securities:
     Taxable                            1,059,221               1,048,960
     Exempt from federal income tax       537,406                 381,548
     Federal funds sold                   117,867                  43,378
                                       -----------             -----------
       TOTAL INTEREST INCOME            7,282,660               6,577,934

Interest expense:
  Deposits                              2,589,639               1,952,565
  Short-term borrowings                    28,491                 114,752
                                       -----------             -----------
       TOTAL INTEREST EXPENSE           2,618,130               2,067,317
                                       -----------             -----------
       NET INTEREST INCOME              4,664,530               4,510,617
Provision for loan losses                 (75,000)                (75,000)
                                       -----------             -----------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES        4,589,530               4,435,617

Other income:
  Service charge income                   820,961                 739,231
  Rental income                           229,833                 209,130
  Other                                   364,647                 781,614
                                       -----------             -----------
       TOTAL OTHER INCOME               1,415,441               1,729,975

Other expense:
  Salaries and employee benefits        2,285,621               2,106,812
  Occupancy                               668,446                 602,397
  Equipment                               319,820                 306,619
  Data processing                         139,011                 122,847
  Advertising                              92,579                  93,897
  Regulatory agency assessments             7,773                 186,701
  Office supplies                          54,393                  97,343
  Other                                   741,362                 556,341
                                       -----------             -----------
       TOTAL OTHER EXPENSE              4,309,005               4,082,957
                                       -----------             -----------
Income before income taxes              1,695,966               2,082,635
Provision for income taxes                432,250                 641,641
                                       -----------             -----------
       NET INCOME                     $ 1,263,716             $ 1,440,994
                                       ===========             ===========
Per share data:
  Net income                          $      0.51             $      0.59

  Average shares outstanding            2,473,693               2,460,289



See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)

                                             1996               1995
                                             ----               ----
OPERATING ACTIVITIES

  Net income                             $ 1,263,716        $ 1,440,994
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Provision for loan losses              75,000             75,000
       Provision for depreciation            379,821            383,925
       Decrease in interest receivable      (180,675)          (367,596)
       Increase in interest payable          553,371            623,485
                                          -----------        -----------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                2,091,233          2,155,808

INVESTING ACTIVITIES

  Available for Sale:
    Proceeds from maturities
     and redemptions of
     investment securities                 2,605,231                  0
    Purchases of investment
     securities                              (82,604)                 0

  Held to Maturity:
    Proceeds from maturities
     and redemptions of
     investment securities                10,459,542            428,323
    Purchase of investment
     securities                          (11,744,300)            (1,862)
  Net increase in loans                   (1,423,806)        (9,810,638)
  Purchases of premises and
     equipment                              (305,975)          (310,859)
  Net (increase) decrease in
     other assets                           (143,658)           727,837
                                         ------------       ------------
       NET CASH USED
       BY INVESTING ACTIVITIES              (635,570)        (8,967,199)

FINANCING ACTIVITIES

  Sale of Common Stock                        99,417             74,064
  Net increase in deposits                10,081,368         20,895,135
  Net increase(decrease) in short-
     term borrowings                         106,617        (15,680,280)
  Cash dividends                            (432,330)          (307,186)
  Net increase in other liabili              113,435             35,666
                                         ------------       ------------
       NET CASH PROVIDED BY
       FINANCING ACTIVITIES                9,968,507          5,017,399
                                         ------------       ------------
       INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS               11,424,170         (1,793,992)
  Cash and cash equivalents at the
     beginning of the period              34,725,066         28,042,066
                                         ------------       ------------
       CASH AND CASH EQUIVALENTS AT
       THE END OF THE PERIOD            $ 46,149,236       $ 26,248,074
                                         ============       ============



See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A)  Basis of Presentation

The unaudited consolidated financial statements included herein omit certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles applicable to interim financial data and by rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the latest Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1995. The December 31, 1995 financial information included herein is derived from the December 31, 1995 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals considered necessary to present fairly Tri City's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the three month period ended March 31, 1996 and 1995. The operating results for the first three months of 1996 are not necessarily indicative of the results which may be expected for the entire 1996 fiscal year.

                     TRI CITY BANKSHARES CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATION




CHANGES IN FINANCIAL POSITION

During the first three months of 1996, Tri City Bankshares Corporation
(the "Corporation") increased net assets by $11.8 million (3.0%) compared to $7.1 million (2.0%) during the first three months of 1995.
The Corporation has continued to grow with deposits increasing $10.1 million (2.9%) during the first quarter of 1996 compared to a growth of $20.9 million (7.0%) during the first three months of 1995. Management offered a special promotional rate on eighteen month certificates of deposit in the first quarter of 1995 which aided deposit growth during that period. Loans increased $1.9 million (0.8%) in the first quarter of 1996 compared to a growth of $9.8 million (4.6%) during the same period in 1995. Loan demand has been slow for the first three months of 1996, but market indications seem to imply that the demand will increase as the year progresses. Since we are in an election year, management anticipates that interest rates should remain stable and not increase. The economy has also been good and appears to be growing. Unemployment has risen slightly but has remained low in the Corporation's market area.

The Corporation for the short term has placed excess funds from deposit growth which have not been used for loans or to purchase additional securities into Federal Funds Sold which increased $17.2 million in the first three months of 1996 compared to an increase of $4.8 million during the first three months of 1995.

LIQUIDITY

Management of the Corporation has always strived to maintain a strong liquidity position through monitoring the correlation between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the main cause for the flow of funds either into or out of a financial institution. As interest rates rise depositors want to acquire the best yield that they can and thus deposits may increase, while as rates decrease the demand for loans often times increases substantially. Management has been diligent in maintaining a low borrowing position for the Corporation so that as these fluctuations occur, the Corporation can respond more readily to these changes.

CAPITAL RESOURCES

There were no capital expenditures made during the first three months of 1996. The Corporation however does have plans for opening one new facility inside a Pick 'n Save food store in Milwaukee, Wisconsin during the latter part of 1996. The cost of this facility should be nominal and will be borne by the Corporation's banking subsidiary.

Management has no immediate plans for additional capital expenditures in 1996, but will pursue any opportunities which would benefit the Corporation and aid in its growth and increase net income.

RESULTS OF OPERATIONS

During the first three months of 1996 the Corporation's net income decreased $177.3 thousand (12.3%) compared to an increase of $339.7 thousand (30.9%) during the first three months of 1995. The
Corporation experienced a $375.0 thousand gain on the sale of other real estate owned during the first quarter of 1995 which added substantially to the profitability during that period. There are no such gains recorded in the income of the Corporation for the first quarter of 1996. Excluding the gain on the sale of real estate in 1995 and related income taxes, net income for the first quarter of 1996 exceeded net income for the first quarter of 1995 by $50.7 thousand.

Interest income and fees on loans increased $464.1 thousand (9.1%) during the first three months of 1996 compared to an increase of $653.9 thousand (14.7%) during the same period in 1995. Loan balances and interest rates increased during the first quarter of 1996 which contributed to the increase in loan interest income. Management has been working very hard with the Corporation's loan officers examining ways to stimulate loan demand.

Investment security interest income increased $166.1 thousand (11.6%) during the first three months of 1996 compared to a decrease of $97.7 thousand (6.4%) in the first three months of 1995. Lower yielding investment securities matured during 1995 and the first quarter of

1996. These securities were replaced with agency and municipal securities which carried a much better interest rate yield. Management tries to purchase securities which return a good yield and still maintain the Corporation's investment portfolio integrity. Interest income on Federal Funds Sold increased $74.5 thousand (171.7%) in 1996 compared to an increase of $21.9 thousand (102.0%) in 1995.

During the first quarter of 1996 interest expense on deposits increased $637.1 thousand (32.6%) compared to an increase of $414.4 thousand (26.9%) during the first quarter of 1995. Deposit growth coupled with an increase in rates accounted for this increase. Management believes that interest rates should remain stable the remainder of 1996 and thus retain the majority of new deposits. Interest expense on short term borrowings decreased $86.2 thousand (75.2%) in the first three months of 1996 compared to a decrease of $13.5 thousand (10.5%) during the same period in 1995. The Corporation remained in a funds sold position for the entire first quarter of 1996 while in 1995 was in a funds borrowed position for most of the quarter.

Other income decreased $314.5 thousand (18.2%) during the first three months of 1996 compared to an increase of $501.3 thousand (40.8%)
during the same period in 1995. A net gain of approximately $375.0 thousand was realized in the first quarter of 1995 which accounts for much of this change. Other expenses increased $226.0 thousand (5.5%) compared to $135.8 thousand (3.4%) increase during the first three months of 1996 and 1995 respectively. With four new Pick 'n Save bank locations opened during 1995 salaries and benefits, occupancy and supplies all increased during the first quarter of 1996. The new branch locations opened throughout 1995 and the full impact of operating costs can first be experienced in 1996.

A summarized change in income for the quarters appears below :


Three Months Ended    		          March 31,      March 31,      1996
                                    1996           1995       Over(Under)
                                (Unaudited)    (Unaudited)      1995
                               -------------  -------------  ------------
Revenue and Expenses:(000's)
 Interest Income                  $ 7,283        $ 6,578        $  705
 Less:Interest Expense              2,618          2,067           551
                                  --------       --------       -------
      Net Interest Income           4,665          4,511           154
      Provision for Loan Loss          75             75             0
      Other Operating Expense
      Net of Other Operating
      Revenues                      2,894          2,353           541
                                  --------       --------       -------
Income Before Income Taxes          1,696          2,083          (387)
Tax Provision	                        432            642          (210)
                                  --------       --------       -------
NET INCOME                        $ 1,264        $ 1,441        $ (177)
                                  ========       ========       =======

CAPITAL ADEQUACY

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0% of which 4.0% must be comprised of tier 1 capital.

The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%.
The risk-based capital ratio for the Corporation is 17.65% and its leverage ratio is 11.25% as of March 31, 1996.

PART II - OTHER INFORMATION


Item 1      Legal Proceedings
            None

Item 2      Changes in Securities
            None

Item 3      Defaults Upon Senior Securities
            None

Item 4      Submission of Matters to a Vote of Security Holders
            None

Item 5      Other Information
            None

Item 6      Exhibits and Reports on Form 8-K
            Exhibits - None

            Tri City did not file any reports on form 8-K during the three month period ended March 31, 1996.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRI CITY BANKSHARES CORPORATION



DATE: May 10, 1996                   /s/Henry Karbiner, Jr.
     --------------------        ----------------------------------
                                     Henry Karbiner, Jr.
                                     Executive Vice President,
                                     Secretary/Treasurer




DATE: May 10, 1996                   /s/Thomas W. Vierthaler
     --------------------        ----------------------------------
                                     Thomas W. Vierthaler
                                     Vice President and Comptroller
                                     (Chief Accounting Officer)