Form 10-Q
period 1996-06-30
TRI CITY BANKSHARES CORP
filed 1996-08-13
CIK 313337

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1996


[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 0-9785


                      TRI CITY BANKSHARES CORPORATION
         (Exact name of registrant as specified in its charter)


            Wisconsin                         39-1158740
 ------------------------------          ----------------------
(State or other jurisdiction of         (IRS Employer ID Number)
 incorporation or organization)


                 6400 S. 27th Street, Oak Creek, WI  53154
                 -----------------------------------------
                 (Address of principal executive offices)


                              (414) 761-1610
              ----------------------------------------------
             (Registrant's phone number, including area code)




Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          YES  X    NO



The number of shares outstanding of $1.00 par value common stock, as of June 30, 1996: 2,474,549

                                FORM 10-Q

                     TRI CITY BANKSHARES CORPORATION

                                  INDEX

                     PART I - FINANCIAL INFORMATION


                                                               Page #

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995                     3

          Consolidated Statements of Income
          for the Three Months ended June 30,
          1996 and 1995                                           4


          Consolidated Statements of Income
          for Six Months ended June 30, 1996
          and 1995                                                5

          Consolidated Statements for Cash Flows
          for the Six Months ended June 30,
          1996 and 1995                                           6

          Notes to Consolidated Financial Statements              7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                              8


                       Part II - Other Information

Items 1 - 6                                                      15

Signatures                                                       18

                     TRI CITY BANKSHARES CORPORATION
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                               June 30,              December 31,
                                       1996                    1995
                                 -------------            -------------
Cash and due from banks          $  28,299,588            $  32,535,066
Federal funds sold                   9,200,000                2,190,000
Investment securities:
  Available-for-sale
  (at fair value)                    9,996,875               12,763,844
  Held-to-maturity (fair           110,044,764               96,627,721
  value of 1996 - 108,263,285
           1995 -  89,652,451)
Loans                              239,306,601              232,472,708
Allowance for loan losses           (3,743,286)              (3,626,217)
                                  ------------             ------------
         NET LOANS                 235,563,315              228,846,491

Premises and equipment              19,314,191               19,550,437
Other assets                         5,589,950                5,135,365
                                  ------------             ------------
                                 $ 418,008,683            $ 397,648,924
                                  ============             ============

LIABILITIES AND STOCKHOLDERS'EQUITY

Deposits:
  Non-interest bearing           $  95,223,135            $  90,745,057
  Interest bearing
   (over $100,000)                  17,736,000               14,516,000
  Interest bearing                 254,772,765              244,958,463
                                  ------------             ------------
     TOTAL DEPOSITS                367,731,900              350,219,520
Short-term borrowing                 3,056,329                1,914,521
Other Liabilities                    1,136,688                1,200,152
                                  ------------             ------------
      TOTAL LIABILITIES            371,924,917              353,334,193
Stockholders' equity:
  Cumulative preferred stock,
   par value -$1 per share
   Authorized-200,000 shares
   Issued and outstanding-none
  Common stock, par value
   $1 per share
   Authorized-5,000,000 shares
   Issued and outstanding:
   1996 - 2,478,440 shares;
   1995 - 2,470,449                  2,478,440                2,470,449
Additional paid in capital           8,561,317                8,372,997
Retained earnings                   35,087,580               33,363,037
Net unrealized gains (losses)
 on investment securities
 available-for-sale                    (43,571)                 108,248
                                  ------------             ------------
      TOTAL STOCKHOLDERS' EQUITY    46,083,766               44,314,731

                                 $ 418,008,683            $ 397,648,924
                                  ============             ============


See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
              FOR THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                               (UNAUDITED)

                                                1996               1995
                                                ----               ----
Interest income:
  Loans, including fees                    $ 5,638,531        $ 5,304,919
  Investment securities:
     Taxable                                 1,056,745          1,002,264
     Exempt from federal income tax            607,289            379,172
     Federal funds sold                        175,782            123,888
                                            ----------         ----------
        TOTAL INTEREST INCOME                7,478,347          6,810,243

Interest expense:
  Deposits                                   2,675,422          2,310,037
  Short-term borrowings                         15,283             25,553
                                            ----------         ----------
        TOTAL INTEREST EXPENSE               2,690,705          2,335,590
                                            ----------         ----------
        NET INTEREST INCOME                  4,787,642          4,474,653
Provision for loan losses                      (75,000)           (23,139)
                                            ----------         ----------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES           4,712,642          4,451,514

Other income:
  Service charge income                        842,634            798,443
  Rental income                                204,387            202,443
  Other                                        395,760            274,637
                                           -----------         ----------
        TOTAL OTHER INCOME                   1,442,781          1,275,523

Other expense:
  Salaries and employee benefits             2,299,493          2,118,072
  Net occupancy                                612,428            531,069
  Equipment                                    301,136            316,620
  Data processing                              136,653            126,440
  Advertising                                  118,852            127,049
  Regulatory Agency Assessments                 40,354            186,696
  Office Supplies                              212,691            136,841
  Other                                        645,453            628,848
                                            ----------         ----------
        TOTAL OTHER EXPENSE                  4,367,060          4,171,635
                                            ----------         ----------
Income before income taxes                   1,788,363          1,555,402
Provision for income taxes                     462,350            437,700
                                            ----------         ----------
         NET INCOME                        $ 1,326,013        $ 1,117,702
                                            ==========         ==========

Per share data:
   Net income                              $      0.54        $      0.45

   Average shares outstanding                2,477,376          2,463,161





See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
               FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                               (UNAUDITED)

                                                1996               1995
                                                ----               ----
Interest income:
   Loans, including fees                   $ 11,206,697       $ 10,408,967
   Investment securities:
      Taxable                                 2,115,966          2,051,224
      Exempt from federal income tax          1,144,695            760,720
      Federal funds sold                        293,649            167,266
                                            -----------        -----------
         TOTAL INTEREST INCOME               14,761,007         13,388,177

Interest expense:
   Deposits                                   5,265,061          4,262,602
   Short-term borrowings                         43,774            140,305
                                            -----------        -----------
         TOTAL INTEREST EXPENSE               5,308,835          4,402,907
                                            -----------        -----------
         NET INTEREST INCOME                  9,452,172          8,985,270
Provision for loan losses                      (150,000)           (98,139)
                                            -----------        -----------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES            9,302,172          8,887,131

Other income:
   Service charge income                      1,663,595          1,537,674
   Rental income                                434,220            411,573
   Other                                        760,407          1,056,251
                                            -----------        -----------
         TOTAL OTHER INCOME                   2,858,222          3,005,498

Other expense:
   Salaries and employee benefits             4,585,114          4,224,884
   Net occupancy                              1,280,874          1,133,466
   Equipment                                    620,956            623,239
   Data processing                              275,664            249,287
   Advertising                                  211,431            220,946
   Regulatory Agency Assessments                 48,127            373,397
   Office Supplies                              267,084            234,183
   Other                                      1,386,815          1,195,190
                                            -----------        -----------
         TOTAL OTHER EXPENSE                  8,676,065          8,254,592
                                            -----------        -----------
Income before income taxes                    3,484,329          3,638,037
Provision for income taxes                      894,600          1,079,341
                                            -----------        -----------
         NET INCOME                        $  2,589,729       $  2,558,696
                                            ===========        ===========

Per share data:
   Net income                               $      1.05        $      1.04
   Common stock investment                  $     18.62        $     17.03
   Dividends                                $     0.350        $     0.250
   Average shares outstanding                 2,475,534          2,461,733





See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                               (UNAUDITED)

                                            1996                1995
                                            ----                ----
OPERATING ACTIVITIES

   Net income                         $  2,589,729        $  2,558,696
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses            150,000              98,139
      Provision for depreciation           796,187             767,850
      Increase(decrease) in interest
        receivable                        (362,121)             58,660
      Increase in interest payable          88,918             251,712
                                       -----------         -----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES            3,262,713           3,735,057

INVESTING ACTIVITIES

  Proceeds from maturities
     and redemptions of
     investment securities
     available for sale                  2,870,318                   0
  Purchases of investment
     securities available for sale        (255,168)                  0
  Proceeds from maturities
     and redemptions of
     investment securities held
     to maturity                        16,890,354           6,611,642
  Purchase of investment
     securities held to maturity       (30,307,397)         (3,061,190)
  Net increase in loans                 (6,866,824)        (11,437,272)
  Purchases of premises and
     equipment                            (559,941)           (419,911)

  Net (increase) decrease in other
     assets                                (92,464)            969,613
                                       -----------         -----------
        NET CASH USED
        BY INVESTING ACTIVITIES        (18,321,122)         (7,337,118)

FINANCING ACTIVITIES

  Sale of Common Stock                     196,311             147,550
  Net increase in deposits              17,512,380          27,376,696
  Net increase (decrease) in
     short-term borrowings               1,141,808         (11,868,848)
  Cash dividends                          (865,186)           (614,798)
  Net decrease in other liabilities       (152,382)           (597,170)
                                       -----------         -----------
        NET CASH PROVIDED BY
        FINANCING ACTIVITIES            17,832,931          14,443,430
                                       -----------         -----------
        INCREASE IN CASH AND
        CASH EQUIVALENTS                 2,774,522          10,841,369
  Cash and cash equivalents at the
     beginning of the period            34,725,066          28,042,066
                                       -----------         -----------
  CASH AND CASH EQUIVALENTS AT
        THE END OF THE PERIOD         $ 37,499,588        $ 38,883,435
                                       ===========         ===========



See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A) Basis of Presentation

The unaudited consolidated financial statements included herein omit certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles. Such condensation is permitted by generally accepted accounting principles applicable to interim financial data and by rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the latest Annual Report on Form 10-K of Tri City Bankshares Corporation (The "Corporation") for the year ended December 31, 1995. The December 31, 1995 financial information included herein is derived from the December 31, 1995 Consolidated Balance Sheet of the Corporation which is included in the aforesaid Annual Report on Form 10-K.

In the opinion of the Corporation's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals considered necessary to present fairly the Corporation's financial position as of June 30, 1995 and December 31, 1995 and the results of its operations and cash flows for the three and six month periods ending June 30, 1996 and 1995.

                      TRI CITY BANKSHARES CORPORATION

             MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATION




CHANGES IN FINANCIAL POSITION

Net assets of Tri City Bankshares Corporation (the "Corporation") increased $20.4 million (5.1%) during the first six months of 1996 compared to an increase of $17.3 million (4.8%) in the first six months of 1995. Federal funds sold increased $7.0 million during the first half of 1996 compared to an increase of $14.8 million in the first half of 1995. The Corporation has continued to grow by attracting new money in its core deposits. These additional funds are invested in government and municipal securities or are invested back into the communities serviced through consumer loans. Management does not want to compromise the Corporation s investment portfolio and thus tries to find suitable investments that provide an attractive yield without placing the Corporation at undo risk. The same holds true for loans and, therefore, management invests these additional funds into Federal funds sold so that they are readily available to transfer into a suitable investment when one becomes available.

Investment securities during the first six months of 1996 increased $10.7 million (9.7%) compared to a decrease of $3.5 million (3.8%) during the first six months of 1995. Additional municipal securities have accounted for this increase in investments. Management strives to acquire investments that help maintain a quality portfolio while earning the Corporation the highest yield possible.

Loan balances for the Corporation increased $6.7 million (2.9%) during the first half of 1996 compared to an increase of $11.4 million (5.4%) during the first half of 1995. Management continues to review loans with the same high standards used for the selection of securities.
This sometimes limits the growth in new loans. However, the Corporation has been able to keep its non-performing loans to a minimum and collectibility adequate. Thus, the reserve for loan losses has only increased $117,000 (3.2%) during the first six months of 1996 compared to an increase of $87,300 (2,6%) during the same period in 1995.

There have been few purchases in premises and equipment during 1996 and therefore the decrease in this area is attributed to the normal accrual of depreciation on the Corporation s existing fixed assets. Other assets increased $455,000 (8.9%) due to the increase in accrued interest income from additional investment securities and loans.

During the first six months of 1996 deposits increased $17.5 million (5.0%) compared to an increase of $27.4 million (9.1%) during the first six months of 1995. The Corporation has been able to maintain its core deposits and also to increase deposit balances in non-interest bearing and interest bearing accounts. Management has tried to maintain the Corporation s competitiveness by offering comparable rates as well as offering additional incentives to depositors. The Corporation has been able to maintain a low level of borrowings due to the growth in deposits.

Stockholder's equity has continued to grow as well, increasing $1.8 million (4.0%) in the first six months of 1996 compared to a growth of $2.1 million (5.4%) in the first six months of 1995. This continued growth has encouraged the Board of Directors to increase the Corporation s quarterly dividend from $0.125 per share in 1995, to $0.175 per share for 1996.

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

CAPITAL RESOURCES

There were no capital expenditures made during the first six months of 1996. The Corporation however is in the process of opening one new banking facility inside a Pick n Save food store during the last quarter of 1996. The branch will be located in Milwaukee, Wisconsin and the cost of this facility should be nominal and will be borne by the Corporation s banking subsidiary.

Management has no immediate plans for any additional capital expenditures in 1996, but will pursue any opportunities that would benefit the Corporation and aid in its growth and increase net income.

RESULTS OF OPERATIONS

Net income of the Corporation increased $208,000 (18.6%) during the second quarter of 1996 compared to a decrease of $3,900 (0.4%) during the second quarter of 1995. Loan interest income, including fees increased $334,000 (6.3%) in the second quarter of 1996 compared to an increase of $792,000 (17.5%) during the same quarter in 1995. Although the demand for loans has been slow, loan balances have continued to grow. Management has been working hard to stimulate loan demand and attract new customers.

Investment security income, excluding Federal funds sold, for the second quarter of 1996 increased $283,000 (20.5%) compared to a decrease of $167,000 (10.8%) during the second quarter of 1995. Since the average yield on securities has not changed, this increase can be attributed entirely to a volume change rather than a rate change. Management continues to watch for investments that will provide the Corporation with the highest yield possible without compromising the integrity of the securities portfolio. Interest on Federal funds sold increased $52,000 (41.9%) in the second quarter of 1996 compared to an increase of $113,000 (102.2%) during the second quarter of 1995. Balances in Federal funds sold have decreased since most of these funds have been used to purchase additional securities and provide funding for new loans.

Interest expense on deposits increased $365,000 (15.8%) during the second quarter of 1996 compared to an increase of $722,000 (45.5%) during the second quarter of 1995. Average rates have increased slightly, while balances have increased $17.5 million in 1996 compared to $27.4 million in 1995. Management has continued to offer incentives to depositors to encourage them to place and keep their funds with the Corporation. Interest expense on short term borrowings has decreased $10,000 (40.2%) in the second quarter of 1996 compared to a decrease of $57,000 (69.0%) during the same period in 1995.

Total other income increased $167,000 (13.1%) in the second quarter of 1996 compared to an increase of $60,000 (5.0%) in the second quarter of 1995. During the same periods other expenses increased $195,000 (4.7%) in 1996 and $239,000 (6.1%) in 1995.

A summarized change in income for the quarters appears below:

Three Months Ended              June 30,       June 30,       1996
                                  1996           1995       Over(Under)
                               (Unaudited)    (Unaudited)      1995
                              -------------  -------------  -----------
Revenue and Expenses:(000 s)
 Interest Income                $  7,478       $  6,810       $   668
  Less:Interest Expense            2,691          2,335           356
                                --------       --------       -------
     Net Interest Income           4,787          4,475           312
      Provision for Loan Loss         75             23            52
      Other Operating Expense
      Net of Other Operating
      Expenses                     2,924          2,896            28
                                --------       --------       -------
Income Before Income Taxes         1,788          1,556           232
Tax Provision                        462            438            24
                                --------       --------       -------
NET INCOME                      $  1,326       $  1,118       $   208
                                ========       ========       =======

During the first six months of 1996 net income increased $31,000 (1.2%) compared to an increase of $336,000 (15.1%) during the first six months of 1995. In 1995 the sale of other real estate owned contributed approximately $400,000 to net income.

Total interest income increased $1.4 million (10.3%) in the first half of 1996 compared to an increase of $1 million (10.9%) in the first half of 1995. Interest income on both loans and securities increased in 1996 as compared to 1995. Total interest expense increased $906,000 (20.6%) in the first six months of 1996 compared to an increase of $1.1 million (32.0%) in the first six months of 1995.

Total other expense net of total other income increased $569,000
(10.8%) during the first six months of 1996 compared to a decrease of

$186,700 (3.4%) during the first six months of 1995. The $400,000 gain on the sale of other real estate owned is included in other income in 1995 and therefore affects the actual difference.

CAPITAL ADEQUACY

Federal banking regulatory agencies have established capital adequacy rules that take into account risk associated to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0% of which 4.0% must be comprised of tier 1 capital.

The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%.

The Corporation has exceeded the minimum requirements for the risk-based capital ratio by 9.50% and leverage ratio by 8.30%.

                       PART II - OTHER INFORMATION



Item 1   Legal Proceedings
         None

Item 2   Changes in Securities
         None

Item 3   Defaults Upon Senior Securities
         None

Item 4   Submission of Matters to a Vote of Security Holders

         On June 12, 1996, Tri City Bankshares Corporation held its annual stockholders meeting. The only item held for a vote of stockholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 2,142,309, which represented approximately 86.5% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and such nominees were elected pursuant to the following vote:

  Director's Name:            Frank Bauer
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            Sanford Fedderly
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            Richard Fitzgerald
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            William Gravitter
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0


  Director's Name:            Henry Karbiner, Jr.
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

Director's Name:              Christ Krantz
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0


Director's Name:              Rudie Lauterbach
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            William McGovern
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            Ronald Puetz
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            John Rupcich
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            David Ulrich
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            Marilyn Ulrich-Graves
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

  Director's Name:            William Werry
             For              2,139,403
             Against          0
             Withheld         2,906
             Abstain          0
             Broker Non-Vote  0

Director's Name:              Scott Wilson
             For              2,128,383
             Against          0
             Withheld         13,926
             Abstain          0
             Broker Non-Vote  0

             No other matters were voted on at the annual meeting.

Item 5       Other Information
             None


Item 6       Exhibits and Reports on Form 8-K
             Exhibits - None


             The Corporation did not file any reports on Form 8-K during the three month period ended June 30, 1996.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRI CITY BANKSHARES CORPORATION



DATE: August 12, 1996                         /s/Henry Karbiner, Jr.
      ---------------                         -----------------------------
                                              Henry Karbiner, Jr.
                                              Executive Vice President,
                                              Secretary/Treasurer




DATE: August 12, 1996                         /s/Thomas W. Vierthaler
      ---------------                         -----------------------------
                                              Thomas W. Vierthaler
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)