Form 10-Q
period 1996-09-30
TRI CITY BANKSHARES CORP
filed 1996-11-13
CIK 313337

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[ X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1996


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



The number of shares outstanding of $1.00 par value common stock, as of October 31, 1996: 2,486,098

                                FORM 10-Q

                     TRI CITY BANKSHARES CORPORATION

                                  INDEX

                     PART I - FINANCIAL INFORMATION


                                                  Page #

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          September 30, 1996 and
          December 31, 1995                            3

          Consolidated Statements of Income
          for the Three Months ended September 30,
          1996 and 1995                                4

          Consolidated Statements of Income
          for the Nine Months ended September 30,
          1996 and 1995                                5

          Consolidated Statements of Cash Flows
          for the Nine Months ended September 30,
          1996 and 1995                                6

          Notes to Unaudited Consolidated Financial
          Statements                                   7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   9


                       Part II - Other Information

Items 1 - 6                                           17

Signatures                                            18

                     TRI CITY BANKSHARES CORPORATION
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                September 30,             December 31,
                                          1996                     1995
                                      -------------            -------------
Cash and cash equivalents            $  29,333,792            $  34,725,066
Investment securities:
  Available-for-sale
  (at fair value)                        9,974,888               12,763,844
  Held-to-maturity (fair               112,792,392               96,627,721
  value of 1996 -$111,249,314
          1995 - $96,883,742)
Loans                                  245,253,089              232,472,708
Less allowance for loan losses          (3,796,891)              (3,626,217)
                                      -------------            -------------
       NET LOANS                       241,456,198              228,846,491

Premises and equipment                  19,088,253               19,550,437
Other assets                             6,003,507                5,135,365
                                      -------------            -------------
  TOTAL ASSETS                       $ 418,649,030            $ 397,648,924
                                      =============            =============

LIABILITIES AND STOCKHOLDERS'EQUITY

Deposits:
  Non-interest bearing               $ 103,267,620            $  90,745,057
  Interest bearing
   (over $100,000)                      17,341,000               14,516,000
  Interest bearing                     241,770,980              244,958,463
                                      -------------            -------------
     TOTAL DEPOSITS                    362,379,600              350,219,520
Short-term borrowings:
  Federal funds purchased                3,100,000                        0
  Other                                  3,752,678                1,914,521
                                      -------------            -------------
     TOTAL BORROWINGS                    6,852,678                1,914,521
Other Liabilities                        2,203,824                1,200,152
                                      -------------            -------------
     TOTAL LIABILITIES                 371,436,102              353,334,193
Stockholders' equity:
  Cumulative preferred stock,
   par value -$1 per share
   Authorized-200,000 shares
   Issued and outstanding-none                   0                        0
  Common stock, par value
   $1 per share
   Authorized-5,000,000 shares
   Issued and outstanding:
   1996 - 2,482,240 shares;
   1995 - 2,470,449                      2,482,240                2,470,449
Additional paid in capital               8,654,416                8,372,997
Retained earnings                       36,127,476               33,363,037
Net unrealized gains (losses)
 on investment securities
 available-for-sale                        (51,204)                 108,248
                                      -------------            -------------
     TOTAL STOCKHOLDERS' EQUITY         47,212,928               44,314,731
                                      -------------            -------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $ 418,649,030            $ 397,648,924
                                      =============            =============

See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
           FOR THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)

                                            1996                     1995
                                            ----                     ----
Interest income:
  Loans, including fees                $  5,756,065             $  5,497,130
  Investment securities:
     Taxable                              1,180,946                1,044,297
     Exempt from federal income tax         642,852                  406,815
     Federal funds sold                      70,144                  188,028
                                        ------------             ------------
       TOTAL INTEREST INCOME              7,650,007                7,136,270

Interest expense:
  Deposits                                2,661,749                2,439,503
  Short-term borrowings                      44,077                   46,805
                                        ------------             ------------
       TOTAL INTEREST EXPENSE             2,705,826                2,486,308
                                        ------------             ------------
       NET INTEREST INCOME                4,944,181                4,649,962
Provision for loan losses                   (75,000)                 (75,000)
                                        ------------             ------------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES          4,869,181                4,574,962

Other income:
  Service charge income                     866,230                  831,139
  Rental income                             226,222                  160,419
  Other                                     380,587                  391,354
                                        ------------             ------------
       TOTAL OTHER INCOME                 1,473,039                1,382,912

Other expense:
  Salaries and employee benefits          2,336,659                2,148,379
  Net occupancy                             649,941                  587,146
  Equipment                                 337,330                  322,546
  Data processing                           121,018                  126,410
  Advertising                               132,241                  126,960
  Regulatory Agency Assessments              24,193                   (1,882)
  Office Supplies                           150,475                  120,427
  Other                                     674,638                  664,797
                                        ------------             ------------
       TOTAL OTHER EXPENSE                4,426,495                4,094,783

Income before income taxes                1,915,725                1,863,091
Provision for income taxes                  442,100                  529,500
                                        ------------             ------------
       NET INCOME                      $  1,473,625             $  1,333,591
                                        ============             ============

Per share data:
  Net income                           $       0.59             $       0.54

  Average shares outstanding              2,481,249                2,466,433



See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (UNAUDITED)

                                           1996                    1995
                                           ----                    ----
Interest income:
  Loans, including fees               $ 16,962,762            $ 15,906,097
  Investment securities:
     Taxable                             3,296,912               3,095,521
     Exempt from federal income tax      1,787,547               1,167,535
     Federal funds sold                    363,793                 355,294
                                       ------------            ------------
       TOTAL INTEREST INCOME            22,411,014              20,524,447

Interest expense:
  Deposits                               7,926,810               6,702,105
  Short-term borrowings                     87,851                 187,110
                                       ------------            ------------
       TOTAL INTEREST EXPENSE            8,014,661               6,889,215
                                       ------------            ------------
       NET INTEREST INCOME              14,396,353              13,635,232
Provision for loan losses                 (225,000)               (173,139)
                                       ------------            ------------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES        14,171,353              13,462,093

Other income:
  Service charge income                  2,529,825               2,368,813
  Rental income                            660,442                 571,992
  Other                                  1,140,994               1,447,605
                                       ------------           ------------
       TOTAL OTHER INCOME                4,331,261               4,388,410

Other expense:
  Salaries and employee benefits         6,921,773               6,373,263
  Net occupancy                          1,930,815               1,720,612
  Equipment                                958,286                 945,785
  Data processing                          396,682                 375,697
  Advertising                              343,672                 347,906
  Regulatory Agency Assessments             72,320                 371,515
  Office Supplies                          417,559                 354,610
  Other                                  2,061,453               1,859,987
                                       ------------            ------------
       TOTAL OTHER EXPENSE              13,102,560              12,349,375
                                       ------------            ------------
Income before income taxes               5,400,054               5,501,128
Provision for income taxes               1,336,700               1,608,841
                                       ------------            ------------
       NET INCOME                     $  4,063,354            $  3,892,287

Per share data:
  Net income                          $       1.64            $       1.58
  Common stock investment             $      19.06            $      17.47
  Dividends                           $      0.525            $      0.375
  Average shares outstanding             2,477,453               2,463,317


See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (UNAUDITED)

                                             1996               1995
                                             ----               ----
OPERATING ACTIVITIES
  Net income                            $  4,063,354       $  3,892,287
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Provision for loan losses               225,000            173,139
     Provision for depreciation            1,196,943          1,151,775
     Increase in interest receivable        (659,016)          (414,640)
     Increase in interest payable            552,329            834,742
                                         ------------       ------------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                5,378,610          5,637,303

INVESTING ACTIVITIES

  Proceeds from maturities
   and redemptions of
   investment securities available
   for sale                                2,996,656                  0
  Purchases of investment
     securities available for sale          (367,151)                 0
  Proceeds from maturities
     and redemptions of
     investment securities held
     to maturity                          18,668,479          8,811,956
  Purchase of investment
     securities held to maturity         (34,833,151)       (19,028,933)
  Net increase in loans                  (12,834,707)       (15,295,546)
  Purchases of premises and
     equipment                              (734,759)          (573,844)

  Net (increase) decrease in other
     assets                                 (209,126)         1,451,936
                                         ------------       ------------
       NET CASH USED
       BY INVESTING ACTIVITIES            (27,313,759)      (24,634,431)

FINANCING ACTIVITIES

  Sale of Common Stock                        293,210           220,036
  Net increase in deposits                 12,160,080        38,350,762
  Net increase (decrease) in
     short-term borrowings                  4,938,157       (13,375,585)
  Cash dividends                           (1,298,916)         (922,667)
  Net increase in other liabilities           451,344           119,354
                                          ------------      ------------
       NET CASH PROVIDED BY
       FINANCING ACTIVITIES                16,543,875        24,391,900
                                          ------------      ------------
       INCREASE (DECREASE)IN CASH
       AND CASH EQUIVALENTS                (5,391,274)        5,394,772
  Cash and cash equivalents at the
     beginning of the period               34,725,066        28,042,066
                                          ------------      ------------
  CASH AND CASH EQUIVALENTS AT
       THE END OF THE PERIOD             $ 29,333,792      $ 33,436,838
                                          ============      ============


See Notes to Unaudited Consolidated Financial Statements.

                     TRI CITY BANKSHARES CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation and its subsidiary. All significant intercompany balances and transactions have been eliminated. The Corporation's investment in an unconsolidated affiliate bank is recorded using the equity method of accounting. In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for losses and the valuation of investment securities.

(B)  BASIS OF PRESENTATION

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

In the opinion of the Corporation's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals considered necessary to present fairly the Corporation's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the three and nine month periods ending September 30, 1996 and 1995.

                     TRI CITY BANKSHARES CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATION


CHANGES IN FINANCIAL POSITION

During the first nine months of 1996, net assets of Tri City Bankshares Corporation ( the "Corporation") grew $21.0 million
(5.3%) compared to an increase of $29.2 million (8.2%) during the first nine months of 1995. Investment securities available for sale decreased $2.8 million (21.9%) in the first nine months of 1996 due to normal maturites. No securities were classified as available for sale during the first nine months of 1995. Held to maturity securities increased $16.2 million (16.7%) in the first nine months of 1996. Total securities therefore increased $13.4 million (12.2%) during the nine months ending September 30, 1996 compared to an increase of $10.2 million (11.0%) during the nine months ended September 30, 1995. The rates on government securities have remained low and in order to help increase net income after tax, the Corporation has been purchasing municipal investment securities which are generally exempt from federal income taxes. Net loans for the first nine months of 1996 have increased $12.6 million (5.5%) compared to an increase of $15.1 million (7.2%) during the same period in 1995. Management has strived to attract new loan customers without sacrificing the integrity of the Corporation's current loan portfolio. They attempt to maintain the integrity of the Corporation's loan portfolio by systematically reviewing all loans, existing and new, for signs that may indicate a problem. Management has tried to offer loan packages to consumers that would be attractive to them but also provide a profit for the Corporation.

Premises and equipment during the first three quarters of 1996 decreased $462,200 (2.4%) compared to a decrease of $539,000 (2.7%) during the same period in 1995. Normal depreciation accounts for this decrease since capital expenditures for the Corporation have been very minimal during 1996. Other assets have increased $868,000 (16.9%) in the first nine months of 1996 compared to a decrease of $1.0 million (16.9%) during the first nine months of 1995. An increase in accrued interest receivable attributable to the additional investment securities and new loans is the primary reason for the increase in 1996, while the sale of other real estate owned was responsible for the decrease in 1995.

Total deposits for the Corporation have increased $12.2 million (3.5%) during the first three quarters of 1996 compared to an increase of $38.4 million (12.8%) during the first three quarters of 1995. The Corporation has been able to retain most of the $20.0 million of new deposits from the promotion it offered in the beginning of 1995 in addition to attracting additional deposits during the first nine months of 1996. Demand deposits accounted for the entire gain since interest bearing deposits over $100,000 increased $2.8 million (19.5%) and interest bearing deposits-other decreased $3.2 million (1.3%) in the first nine months of 1996.

Since the Corporation's investment in securities and new loans exceeded the increase in deposits, the Corporation had to borrow for the short term in federal funds purchased. Other liabilities increased $1.0 million (83.6%) in the first nine months of 1996 compared to an increase of $954,000 (82.7%) during the same period in 1995. This increase is due to accrued interest which will be paid at the end of 1996.

LIQUIDITY

The liquidity position of the Corporation is maintained by monitoring the balance between interest earning assets and interest bearing liabilities. Interest rate fluctuations can be the main reason for the flow of funds into or out of the Corporation. In order to maintain a strong liquidity position, management must be able to match maturities of interest earning assets to those of interest bearing liabilities and thus provide for positive cash flow of the Corporation.

CAPITAL RESOURCES

There were no major capital expenditures made during the first nine months of 1996. The Corporation is planning to open a new banking facility inside a Pick'n Save food store which is scheduled to open in late December of 1996 in the Milwaukee, Wisconsin area. The cost for this location, which is considered to be nominal based on the Corporation's prior construction experience with this type of facility, will be absorbed by the Corporation's banking subsidiary.

Management has no immediate plans for any additional capital expenditures during 1996, but will pursue any opportunities that would benefit the Corporation and aid in its growth and financial prosperity.

RESULTS OF OPERATIONS

The Corporation's net income increased $140,000 (10.5%) during the third quarter of 1996 compared to an increase of $108,000 (8.8%) during the third quarter of 1995. Interest income and fees on loans increased $259,000 (4.7%) during the third quarter in 1996 compared to an increase of $823,000 (17.6%) during the third quarter of 1995. Rates for loans remained steady during this period but loan demand has been slow. Management has tried to stimulate demand in this area with special rates and promotions for certain types of consumer loans.

Interest income on investment securities increased $373,000 (25.7%) during the third quarter of 1996 compared to an decrease of $98,000 (6.3%) during the same period in 1995. This increase in 1996 can be attributed to both higher balances and yields.

Interest income on Federal funds sold decreased $118,000 (62.7%) during the third quarter of 1996 compared to an increase of $177,000 (163.0%) during the third quarter of 1995. The Corporation was able to replace the Federal funds sold with higher yielding loans and government and municipal securities and thereby increase net income.

A growth of $12.2 million in deposits accounted for an increase in interest expense of $222,000 (9.1%) in the third quarter of 1996 compared to an increase of $784,000 (47.4%) during the third quarter of 1995. In 1996, rates have remained fairly steady with no unusual fluctuations. During 1995, rates had been on the increase at the beginning of the year, but leveled off toward the end of the third quarter. Interest expense on short-term borrowings remained steady for the third quarter decreasing $3,000 (5.8%) in 1996 compared to a decrease of $57,000 (54.9%)
during the third quarter of 1995.

Other income during the three months ended September 30, 1996 increased $90,000 (6.7%); this compares to an increase of $86,000 (6.6%) during the three months ended September 30, 1995. Other expenses, however, increased $333,000 (8.1%) during the third quarter of 1996 compared to an increase of $146,000 (3.7%) during the third quarter of 1995. Salaries and employee benefits, occupancy and equipment expenses increased $267,000 (8.7%) during the third quarter of 1996 compared to an increase of $181,000

(6.3%) during the same period in 1995. Expenses associated with the operations of new banking facilities which were opened the beginning of 1996 are not included in 1995 while being fully felt during the third quarter of 1996.

A summarized change in income for the quarters appears below :

Three Months Ended             September 30,      September 30,       1996
                                   1996               1995         Over(Under)
                                (Unaudited)        (Unaudited)        1995
                               -------------      -------------    -----------
Revenue and Expenses:(000's)
Interest Income                 $   7,650          $   7,136       $   514
Less:Interest Expense               2,706              2,486           220
                                 ---------          ---------       -------
     Net Interest Income            4,944              4,650           294
     Provision for Loan Loss           75                 75             0
     Other Operating Expense
     Net of Other Operating
     Revenues                       2,954              2,712           242
                                 ---------          ---------       -------
Income Before Income Taxes          1,915              1,863            52
Tax Provision                         442                530           (88)
                                 ---------          ---------       -------
NET INCOME                      $   1,473          $   1,333       $   140
                                 =========          =========       =======


Net income during the first nine months of 1996 increased $171,000 (4.4%) compared to an increase $444,000 (12.9%) during the first nine months of 1995. In 1995 the sale of other real estate owned contributed approximately $358,000 to net income. Total interest income increased $1.9 million (9.2%) during the first nine months of 1996 compared to an increase of $2.2 million (12.1%) in the first nine months of 1995. Rates had declined slightly during the fourth quarter of 1995 and have remained steady throughout the first nine months of 1996. The increase in interest income therefore can be attributed to an increase in balances for both loans and investment securities. Interest expense on deposits increased $1.2 million (18.3%) during the first nine months of 1996 compared to an increase of $1.8 million (35.2%) during the same period in 1995. Since rates on deposits and borrowed funds have remained steady, the increase in 1996 can be attributed to an increase in deposit balances. Other expenses net of other income increased $810,000 (10.2%) in the nine month period ended September 30, 1996 compared to a decrease of $127,000 (0.8%) in the nine months ended September 30, 1995.

During 1995 other income included approximately $400,000 which is attributable to the gain derived from the sale of other real estate owned. Without this gain other expenses net of other income would have increased $247,000 (1.8%) during the first nine months of 1995.

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

The Corporation has been able to exceed the minimum requirements for a risk-based capital ratio by 10.6% and the leverage ratio by 8.4%. As of September 30, 1996, the Corporation's capital ratio is 18.6% and its leverage ratio is 11.4%.

PART II - OTHER INFORMATION


Item 1    Legal Proceedings
          None

Item 2    Changes in Securities
          None

Item 3    Defaults Upon Senior Securities
          None

Item 4    Submission of Matters to a Vote of Security Holders
          None

Item 5    Other Information
          None

Item 6    Exhibits and Reports on Form 8-K
          (A)  Exhibits
               Exhibit 27 - Financial Data Schedule

          (B)  Form 8-K
               None

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRI CITY BANKSHARES CORPORATION



DATE: November 13, 1996                        /s/Henry Karbiner, Jr.
      --------------------                     -------------------------
                                                Henry Karbiner, Jr.
                                                Executive Vice President,
                                                Secretary/Treasurer




DATE: November 13, 1996                        /s/Thomas W. Vierthaler
      --------------------                     --------------------------
                                                Thomas W. Vierthaler
                                                Vice President and Comptroller
                                                (Chief Accounting Officer)