Form 10-K
period 1996-12-31
TRI CITY BANKSHARES CORP
filed 1997-03-28
CIK 313337

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-K


      [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934:  For the fiscal year ended December 31, 1996

                                     OR

      [ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
	                                                     Commission File No. 0-9785

                           TRI CITY BANKSHARES CORPORATION
                (Exact name of registrant as specified in its charter)
      Wisconsin	                                                      39-1158740
      (State or other jurisdiction of
       incorporation or organization)       (I.R.S. Employer Identification No.)

      6400 South 27th Street
      Oak Creek, Wisconsin	                                                53154
      (Address of principal executive offices)	                       (Zip Code)

      Registrant's telephone number, including area code	         (414) 761-1610

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 1, 1997, 2,491,158 shares of common stock were outstanding and the aggregate market value of the shares held by nonaffiliates was approximately $23,798,913.

                           DOCUMENTS INCORPORATED BY REFERENCE
      Document	                                                  Incorporated in

      Annual report to shareholders for fiscal
        year ended December 31, 1996	                            Parts II and IV

      Proxy statement for annual meeting of
        shareholders to be held on June 11, 1997.	                      Part III

Form 10-K Table of Contents


                                                                       	Page
PART I                                                                  ----

Item 1	Business	                                                          1
Item 2	Properties	                                                       16
Item 3	Legal Proceedings	                                                18
Item 4	Submission of Matters to a Vote of Security Holders	              18

PART II

Item 5	Market for the Registrant's Common Stock and Related
       Stockholder Matters	                                              19
Item 6	Selected Financial Data	                                          19
Item 7	Management's Discussion and Analysis of Financial Condition
       and Results of Operations	                                        19
Item 8	Consolidated Financial Statements and Supplementary Data	         19
Item 9	Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure	                                         19

PART III

Item 10	Directors and Executive Officers of the Registrant	              20
Item 11	Executive Compensation	                                          20
Item 12	Security Ownership of Certain Beneficial Owners and Management	  20
Item 13	Certain Relationships and Related Transactions	                  20

PART IV

Item 14	Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K	                                                     21

Signatures	                                                              24

PART I


Item 1.	BUSINESS

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

On a consolidated basis at December 31, 1996, Registrant had assets of $436,656,160, net loans of $250,741,995, deposits of $381,013,677 and stockholders' equity of $48,711,662. Registrant's primary function is to coordinate the banking policies and operations of Tri City National Bank in order to improve and expand its banking services and effect economies in its operation by joint efforts in certain areas such as auditing, regulatory compliance, training of personnel, advertising, proof and bookkeeping, and business development. Registrant's services are furnished through officers of Registrant who are also officers of Tri City National Bank. Registrant's sources of revenues are (1) dividends paid on the shares of the subsidiary banks' stock which it owns and (2) management fees in payment for the services it provides to Tri City National Bank.

Registrant is engaged in only one line of business and industry segment, namely banking.

The Registrant's banking business is principally conducted by one commercial bank bearing the "Tri City" name. Tri City National Bank is supervised by the Comptroller of the Currency and its deposits are insured by the Federal
Deposit Insurance Corporation. Tri City National Bank provides full-service banking to individuals and businesses, including checking and savings accounts, commercial and consumer loans, installment loans, real estate and mortgage loans, mobile home loans, Master Charge cards, and personal reserve accounts. Tri City National Bank maintains an investment portfolio consisting primarily of U.S. Agency and state and political subdivision securities. Certain bank locations have drive-in banking facilities. A separate department provides centralized proof and bookkeeping services to all Tri City National Bank locations.

The following table sets forth certain information regarding Tri City National
Bank:

                                                               		Assets as of
Name of Bank and Location	           Year Organized	           December 31, 1996
-------------------------            --------------            -----------------
Tri City National Bank
6400 South 27th Street
Oak Creek, Wisconsin	                     1963                    	$434,600,234

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

Capital Requirements

See footnote 8 to the audited financial statements for a discussion of the capital requirements of the Registrant and the Bank.

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

Employees

At December 31, 1996, Registrant employed 78 officers and 357 employees in total. Employees are provided a variety of employment benefits, and Registrant considers its employee relations to be excellent.

The following pages set forth the statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements and Reports.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in Thousands)



The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 1996, 1995 and 1994.


                                                      Year Ended December 31
                                    1996                        1995                         1994
                        ------------------------------------------------------------------------------------
                        Average             Yield    Average             Yield    Average             Yield
                        Balance  Interest  or Rate   Balance  Interest  or rate   Balance  Interest  or Rate
                        ------------------------------------------------------------------------------------
ASSETS:
Interest-earning
  assets:
    Loans (1)           $239,980  $22,764   9.49%    $224,219  $21,280   9.49%    $201,000  $18,362   9.14%
    Taxable investment
      securities          66,585    4,486   6.73       66,238    4,306   6.50       68,007    4,463   6.56
    Nontaxable
      investment
      securities (2)      50,758    3,782   7.45       30,460    2,452   8.05       28,803    2,420   8.40
    Federal funds sold     7,194      368   5.12        9,326      520   5.58        2,233       81   3.63
                        ------------------           ------------------           ------------------
Total interest-
  earning assets         364,517   31,400   8.61%     330,243   28,558   8.65%      300,043  25,326   8.44%

Noninterest-earning
  assets:
    Cash and due
      from banks          25,776                       20,421                        18,162
    Premises and
      equipment, net      19,282                       19,608                        19,645
    Other assets           1,400                        1,523                         2,652
                        ---------                    ---------                     ---------
                        $410,975                     $371,795                      $340,502
                        =========                    =========                     =========

                                            5

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
(Dollars in Thousands)


                                                   Year Ended December 31
                                        1996                            1995                            1994
                            ---------------------------------------------------------------------------------------------
                            Average               Yield     Average               Yield     Average               Yield
                            Balance   Interest   or Rate    Balance   Interest   or Rate    Balance   Interest   or Rate
                            ---------------------------------------------------------------------------------------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
    Savings deposits        $162,206  $  4,424    2.73%     $158,557  $   4,428   2.79%     $165,224  $   4,123   2.50%
    Other time deposits      104,052     5,971    5.74        84,419      4,829   5.72        58,417      2,345   4.01
    Short-term borrowings      4,517       250    5.53         3,964        211   5.32         7,898        391   4.95
                            ---------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                270,775    10,645    3.93%      246,940      9,468   3.83%      231,539      6,859   2.96%

Noninterest-bearing
  liabilities:
    Demand deposits           92,038                          81,492                          70,928
    Other                      2,485                           1,831                           1,984
Stockholders' equity          45,677                          41,532                          36,051
                            ---------                       ---------                       ---------
                            $410,975                        $371,795                        $340,502
                            =========                       =========                       =========
Net interest earnings
  and interest rate spread             $20,755    4.68%                 $19,090   4.82%                 $18,467   5.48%
                                       ================                 ===============                 ===============

Net yield on interest-
  earning assets                                  5.69%                           5.78%                           6.15%
                                                  =====                           =====                           =====

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income includes $1,325, $1,258 and $1,331 of loan fees in 1996, 1995 and 1994, respectively.

(2)	Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $1,427, $834 and $823 in 1996, 1995 and 1994, respectively.

INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
(Dollars in Thousands)



The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:


                          1996 Compared to 1995         1995 Compared to 1994
                        Increase (Decrease) Due to  Increase (Decrease) Due to
                       Volume    Rate(1)      Net    Volume    Rate(1)      Net
                       ---------------------------------------------------------
Interest earned on:
  Loans                $1,496    $  (12)   $1,484    $2,122    $   796   $2,918
  Taxable investment
   securities              23       157       180      (116)       (41)    (157)
  Nontaxable
   investment
   securities           1,634      (304)    1,330       139       (107)      32
Federal funds sold       (119)      (33)     (152)      257        182      439
                       ---------------------------------------------------------
Total interest-
  earning assets       $3,034     $(192)    2,842    $2,402    $   830    3,232
                       ===================--------   ==================--------

Interest paid on:
  Savings deposits     $  101     $(105)   $   (4)   $ (167)   $   472   $   305
  Other time deposits   1,123        19     1,142     1,043      1,441    2,484
  Short-term borrowings    29        10        39      (194)        14     (180)
                       ---------------------------------------------------------
Total interest-bearing
  liabilities          $1,253     $ (76)    1,177    $  682     $1,927    2,609
Increase in net
  interest income                          $1,665                        $  623
                                           =======                       =======


(1)	The change in interest due to both rate and volume has been allocated to rate changes.






INVE
INVESTMENT PORTFOLIO
(Dollars in Thousands)


The book value of investment securities at the dates indicated is:

                                                           December 31
                                          --------------------------------------
                                             1996       1995        1994
                                          --------------------------------------
U.S. Treasury and government agencies     $ 64,851   $ 65,616    $ 62,011
States and political subdivisions           60,461     43,622      31,067
Industrial revenue bonds                       102        153         200
                                          -------------------------------------
Total investment securities               $125,414   $109,391    $ 93,278

The following table sets forth the maturities of investment securities at December 31, 1996, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

                                               Maturity
                                         After One But       After Five But
                      Within One Year   Within Five Years   Within Ten Years   After Ten Years
                      Amount    Yield   Amount      Yield   Amount     Yield   Amount    Yield
                      ------------------------------------------------------------------------
U.S. Treasury
  and government
  agencies            $     -      -%   $19,523     7.04%   $45,328    6.71%   $     -      -%
States and
  political
  subdivisions         10,168   8.05     20,574     7.00     28,605    7.34      1,114   8.86
Industrial
  revenue bonds             -      -        102    14.39          -       -          -      -
                      --------          --------            --------           --------
                      $10,168   8.05%   $40,199     7.04%   $73,933    6.95%   $ 1,114   8.86%
Tax equivalent
  adjustment for
  calculation of
   yield              $   266           $   469             $   658            $    34
                      =========         =========           =========          ========


Note:	The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.




LOAN PORTFOLIO
(Dollars in Thousands)



The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:
	                                           	December 31
		                               1996	     1995	     1994	     1993     	1992
Commercial and
financial				                 $ 10,414 	$	11,058	 $	10,447	 $	12,598	 $	19,544
Real estate - construction	   		16,142	  	21,692  		16,811   		7,231   		7,943
Real estate - mortgage		      	191,288	 	167,945 		157,859 		150,469 		147,524
Installment				                 35,908  		31,777  		28,171  		31,627  		23,851
                              --------  --------  --------  --------  --------
                         				$	253,752	$	232,472	$	213,288	$	201,925		$198,862


The maturity distribution and interest rate sensitivity of all loans at December 31, 1996, are:

                                              		Maturity
                                        		  	After One
                               	One Year    	 Through	     After
                                	or Less	    Five Years	   Five Years	  Total
                                --------     ----------    ----------   ------
Commercial and financial        $ 	6,479     $  	3,850	    $      	85	$	10,414
Real estate construction		        16,142		           -		            -		 16,142
Real estate mortgage and
  installment	                   	88,015     		138,151	        	1,030	 227,196
                                --------     ---------     ---------- --------
                              		$110,636    	$	142,001	    $   	1,115	$253,752
                                ========     =========     ========== ========

                                           		Interest Sensitivity
                                       	Fixed Rate         	Variable Rate

Due after one, but within five years	   $	129,395             	 $12,606
Due after five years	                         	72	               	1,043
                                        ---------               -------
                                       	$	129,467	              $13,649
                                        =========               =======







LOAN PORTFOLIO (Continued)
(Dollars in Thousands)



The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, but not included in the nonaccrual loans.
                                          		December 31
                                     	1996    	1995    	1994    	1993    	1992
Loans accounted for on a
nonaccrual basis		                 $   725	 $	1,033	 $	1,932	 $	4,362	 $	3,580
Loans contractually past
 due 90 days or more as
 to interest or principal
 payments		                          1,220    		630	    	490    		826  		3,560
Ratio of nonaccrual loans
 to total loans	                       .28%	    .44%	    .90%	   2.16%	   1.80%

$15 thousand of interest income was recognized during 1996 on loans which were accounted for on a nonaccrual basis. An additional $67 thousand of 1996 interest income would have been recorded under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 1996 or 1995, whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms.
Loans defined as impaired by Statement of Financial Accounting Standards No.
114, "Accounting by Creditors for Impairment of a Loan," are included in nonaccrual loans above.




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

                                          		Year Ended December 31
                                	1996     	1995     	1994	     1993     	1992
Balance of allowance for
  loan losses at beginning
  of period		                  $3,626	   $3,395	   $3,164  		$2,740		  $2,254
Loans charged off:
  Commercial and financial		      899		       -      		87       		8      		76
  Real estate		                     -		       -	      	32		       -	      	82
  Installment                    		23      		21		      41      		49      		93
                               ------    ------    ------    ------    ------
TOTAL LOANS CHARGED OFF         		922      		21     		160      		57     		251

Recoveries of loans
previously charged off:
  Commercial and financial		        -		       -	       	3		       -	       	-
  Real estate		                     -		       -       		-		      22		       -
  Installment                     		6       		4	      	13      		19       		7
                               ------    ------    ------    ------    ------
TOTAL RECOVERIES                  		6       		4	      	16      		41       		7
                               ------    ------    ------    ------    ------
Net loans charged off		           916	      	17		     144      		16	     	244
Additions to allowance
  charged to expense	            	300     		248	     	375     		440     		730
                               ------    ------    ------    ------    ------
Balance at end of period	     $	3,010	  $	3,626	  $	3,395		 $ 3,164		 $ 2,740
                               ======    ======    ======    ======    ======
Ratio of net charge-offs
  during the period to
  average loans outstanding		     .38%		    .01%		    .07%		    .01%		    .13%
                               ======    ======    ======    ======    ======
Ratio of allowance at end of
  year to total loans          		1.19%		   1.56%		   1.59%   		1.57%   		1.38%
                               ======    ======    ======    ======    ======
Ratio of allowance at end of
  year to nonaccrual loans	    415.17% 		351.02%	 	175.91%   	72.54%	  	76.54%
                               ======    ======    ======    ======    ======

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

At December 31, 1996, there were no unusual risks in the loan portfolio. For management's purposes, the loan portfolio consists of real estate loans, consumer installment loans, and commercial business loans.

Real estate loans comprise the largest portion of the loan portfolio with 81.75% of loans outstanding at December 31, 1996. The majority of these consist of residential mortgage loans, an area in which the Registrant has had few losses in past years.

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

Losses in 1997 are not expected to vary significantly from net losses experienced over the last two years.






DEPOSITS
(Dollars in Thousands)


The average daily amount of deposits is summarized for the periods indicated in the following table:

                                                  Year Ended December 31
                                     1996             1995             1994
                               -------------------------------------------------
                               Amount    Rate   Amount    Rate   Amount    Rate
                               -------------------------------------------------
Noninterest-bearing demand
  deposits                   $ 92,038       -  $ 81,492      -  $ 70,927      -
Savings                       162,206    2.73%  158,557   2.79%  165,224   2.50%
Time deposits (excluding
  time certificates of
  deposit of $100,000
  or more)                     85,754    6.18    73,216   5.81    48,770   4.10
Time certificates of
  depositsof $100,000
  or more                      18,298    3.65    11,204   5.16     9,647   3.58
                              -------           -------          -------
                             $358,296          $324,469         $294,568
                              =======           =======          =======

The maturity distribution of time certificates of deposit issued in amounts of one hundred thousand dollars and over and outstanding at December 31, 1996, is:

                      Three months or less	                  $	9,786
                      After 3 through 6 months		               3,837
                      After 6 through 12 months		              2,828
                      After 12 months		                        5,586
                                                              ------
                                                           	 $22,037
                                                             =======





RETURN ON EQUITY AND ASSETS





The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

                                                    	Year Ended December 31
                                                   	1996     	1995	     1994
                                                   --------------------------
Percentage of net income to:
  Average stockholders' equity	                    12.71%   	12.88%	   13.53%
  Average total assets	                             1.41     	1.44     	1.43
Percentage of dividends declared per common
  share to net income per common share	            29.91    	23.26    	19.61
Percentage of average stockholders' equity
  to daily average total assets                   	11.11    	11.17    	10.59






SHORT-TERM BORROWINGS
(Dollars in Thousands)


Information relating to short-term borrowings follows:

                          	Federal Funds Purchased
                         	and Securities Sold Under   	Notes   	Other Short-Term
                         	Agreements to Repurchase	   Payable	    	Borrowings
                          -------------------------   -------   ----------------
Balance at December 31:

1996		                           $ 3,200		            $      -	       $ 2,200
1995		                                 -		                   -	         1,915
1994		                            13,900		                   -	        	2,407

Weighted average interest
  rate at year end:

1996                              	 5.88%	                   -%        		5.26%
1995	                                  -		                   -		         6.36
1994	                               5.82		                   -		         5.12

Maximum amount outstanding
  at any month's end:

1996	                            $	7,700	             $	     -	       $ 4,310
1995		                             9,100		                   -		        5,877
1994	                            	13,900               		2,000	        	5,095

Average amount outstanding
  during the year:

1996	                            $	1,550	             $	     -	       $	2,074
1995		                             1,269		                   -		        2,438
1994		                             4,129               		1,667	        	2,272

Average interest rate
  during the year:

1996	                               5.61%		                  -%		        5.40%
1995	                               4.93		                   -		         5.61
1994	                               4.56	                	6.90         		3.81


Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.




Item 2.	PROPERTIES

The following table summarizes the properties in which the Registrant's bank conducts its business:

                                		Approximate
    	Location	             Floor Area in Square Feet	        Owned or Leased
     --------              -------------------------         ---------------
6400 South 27th Street
Oak Creek, Wisconsin	               16,000                      	Leased	(1)

3701 South 27th Street
Milwaukee, Wisconsin	                  570	                      Leased	(1)

6312 South 27th Street
Oak Creek, Wisconsin	                  500	                      Leased	(1)

2555 West Ryan Road
Franklin, Wisconsin                 	2,000                      	Owned

5555 South 108th Street
Hales Corners, Wisconsin           	20,000                      	Owned

5455 South 108th Street
Hales Corners, Wisconsin            	1,600	                      Owned

10909 West Greenfield Avenue
West Allis, Wisconsin	               9,000	                      Owned

10200 West Bluemound Road
Wauwatosa, Wisconsin	                  200	                      Leased

10859 West Bluemound Road
Wauwatosa, Wisconsin	                3,500	                      Owned

2625 South 108th Street
West Allis, Wisconsin	                 470	                      Leased	(1)

4455 West Bradley Road
Brown Deer, Wisconsin	               6,600	                      Leased

7213 North Teutonia
Milwaukee, Wisconsin	                2,000	                      Owned

17100 West Bluemound Road
Brookfield, Wisconsin	               5,700	                      Owned





                                		Approximate
    	Location             	Floor Area in Square Feet	        Owned or Leased
     --------              -------------------------         ---------------
12745 West Capitol Drive
Brookfield, Wisconsin	               6,500	                      Owned

12735 West Capitol Drive
Brookfield, Wisconsin	                 720	                      Leased	(1)

N96 W18221 County Line Road
Menomonee Falls, Wisconsin	          4,100	                      Owned

7525 West Oklahoma Avenue
Milwaukee, Wisconsin	                6,400	                      Leased	(1)

3378 South 27th Street
Milwaukee, Wisconsin	                1,900	                      Owned

6767 West Greenfield Avenue
West Allis, Wisconsin	               5,200	                      Owned

6760 West National Avenue
West Allis, Wisconsin                 	460	                      Leased	(1)

9200 North Green Bay Road
Brown Deer, Wisconsin	                 386	                      Leased

220 East Sunset Drive
Waukesha, Wisconsin	                   412	                      Leased

1827 Wisconsin Avenue
Grafton, Wisconsin	                    361	                      Leased

W61 N529 Washington Avenue
Cedarburg, Wisconsin	                7,800	                      Owned

4200 South 76th St.
Greenfield, Wisconsin 53220	           572	                      Leased	(1)

150 West Holt Avenue
Milwaukee, Wisconsin	                  590	                      Leased	(1)

6201 N. Teutonia Avenue
Milwaukee, Wisconsin	                  618	                      Leased	(1)




                                		Approximate
	    Location	             Floor Area in Square Feet	        Owned or Leased
     --------              -------------------------         ---------------
3770 S. Howell Avenue
Milwaukee, Wisconsin	                1,052	                      Leased	(1)

4689 S. Whitnall Avenue
Milwaukee, Wisconsin	                1,159	                      Leased	(1)

7830 W. Good Hope Road
Milwaukee, Wisconsin	                  523	                      Leased

(1)	The Bank leases space from an affiliated entity. See Note 11 to consolidated financial statements, incorporated herein by reference, for further information.

Tri City National Bank owns buildings at twelve locations in Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa and
Cedarburg. Approximately 71,500 square feet is leased to third parties; such square footage is not shown above.

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

No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.







PART II



Item 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The information required by Item 5 is incorporated herein by reference to Registrant's 1996 Annual Report to Shareholders under the captions entitled
"Market for Corporation's Common Stock and Related Stockholder Matters"
(Page 13) and "Selected Financial Data" (Page 12) as to cash dividends paid.


Item 6.	SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to Registrant's 1996 Annual Report to Shareholders under the caption entitled
"Selected Financial Data" (Page 12).


Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to Registrant's 1996 Annual Report to Shareholders under the caption entitled
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" (Pages 6 to 11).


Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to Registrant's 1996 Annual Report to Shareholders (Pages 14 to 37).


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.





PART III


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 11, 1997, under the caption entitled "Election of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange
Commission pursuant to Rule 14a-6(c).


Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 11, 1997, under the caption entitled "Executive Compensation" which definitive Proxy Statement will be filed with the Securities and Exchange
Commission pursuant to Rule 14a-6(c).


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by Item 12 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 11, 1997, under the caption entitled "Stock Ownership of Certain
Beneficial Owners and Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).


Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 11, 1997, under the captions entitled "Election of Directors" and "Loans and Other Transactions with Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).





PART IV



Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a)	(1) and (2) Financial statements and financial statement schedules

             The response to this portion of Item 14 is submitted as a separate section of this report.

             (3)	Listing of Exhibits

                 Exhibit  3 -	Articles of incorporation and bylaws incorporated
                              herein by reference to Exhibit 3a and Exhibit 3b
                              to Registrant's Registration Statement No. 2-65616
                              on Form S-1.

                 Exhibit 13 -	Annual Report to Shareholders for the year ended
                              December 31, 1996.

                              With the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the 1996 Annual Report to Shareholders is not deemed filed as part of this report.

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

                       Year Ended December 31, 1996

                      TRI CITY BANKSHARES CORPORATION

                          OAK CREEK, WISCONSIN




FORM 10-K--ITEM 14(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements and report of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

     Consolidated balance sheets-December 31, 1996 and 1995
     Consolidated statements of income-Years ended December 31, 1996, 1995 and
       1994
     Consolidated statements of stockholders' equity-Years ended December 31,
       1996, 1995 and 1994
     Consolidated statements of cash flows-Years ended December 31, 1996, 1995 and 1994
     Notes to consolidated financial statements-December 31, 1996
     Report of independent auditors

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

TRI CITY BANKSHARES CORPORATION

BY:  /s/ David A Ulrich
   ---------------------------------
    David A. Ulrich, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                      Capacity                        Date
          ----                      --------                        ----


/s/David A. Ulrich                                                3/17/97
David A. Ulrich               Principal Executive Officer

/s/Henry Karbiner, Jr.                                            3/12/97
Henry Karbiner, Jr.           Principal Financial and
                              Accounting Officer

/s/Thomas W. Vierthaler                                           3/12/97
Thomas W. Vierthaler          Vice-President and Comptroller

/s/Frank J. Bauer                                                 3/12/97
Frank J. Bauer                Director

/s/Sanford Fedderly                                               3/12/97
Sanford Fedderly              Director


William Gravitter             Director

/s/Christ Krantz                                                  3/12/97
Christ Krantz                 Director

/s/Rudie L. Lauterbach                                            3/12/97
Rudie L. Lauterbach           Director

/s/William P. McGovern                                            3/12/97
William P. McGovern           Director






/s/Robert W. Orth                                                 3/12/97
Robert W. Orth                Director

/s/Ronald K. Puetz                                                3/12/97
Ronald K. Puetz               Director

/s/John M. Rupcich                                                3/12/97
John M. Rupcich               Director


Marilyn T. Ulrich-Graves      Director

/s/William J. Werry                                               3/12/97
William J. Werry              Director

/s/Scott A. Wilson                                                3/12/97
Scott A. Wilson               Director




                                    EXHIBIT 3






                                    EXHIBIT 13









Dear Shareholders,

Federal Reserve Chairman Alan Greenspan prompted some wild stock market swings earlier this year when he offered some warnings to investors. Specifically, Greenspan questioned whether corporate earnings could continue to meet the "irrationally exuberant" prices dictated by the market's recent euphoric rise.
Ever the hawk on inflation, Greenspan worried that continued price hikes might spur a return of our old nemesis.

Greenspan certainly could be right in his assessment of the national picture.
But a snapshot of Tri City National Bank offers a far different take on earnings. In 1996, your bank logged its fifth consecutive year of record profits. And 1997 already is looking like another banner year.

But let's take a look back at 1996. It was 366 days that many would characterize as the year of the Internet. The mere mention of the word prompted some stocks to soar far above any rational price. TV ads offered visions of a world where kids could use their computers to walk through far-off lands. And words like web and surf suddenly took on new meanings.

Most important for us, banking magazines and the mass media swooned over the rise of this expanding technology in banking. Customers, they predicted, soon would do most of their banking over computers.

Well, to paraphrase Mark Twain, reports of the demise of personal banking have been greatly exaggerated.

Tri City National Bank boasts just about the largest network of any Milwaukee bank. At locations inside Pick `n Save stores, we set the standard in convenience, offering banking until 8 p.m. seven days a week.

Customers tell us they relish our convenience, a personal touch that comes only from dealing with a real person. In fact, a couple years ago, a customer called me with a complaint. After venting sufficiently, she said she would remain a customer. "You're just too convenient," she added.




Of course, we also offer the latest in technology - a battalion of automated teller machines, including three new ones in 1996; a 24-hour telephone line with direct access to account information; our new EZ Pay Check Card.

In fact, 16% of the bank's transaction volume is in automated transfers, such items as direct deposit of payroll checks. That's more than triple the national average.

But our goal is to enhance that technology with Tri City National Bank's unmatched brand of personal service and convenience. No other bank offers a similar strategy. But it's a strategy that seems to be working - if financial results can be used as a gauge.

While the media heaped attention in 1996 on the potential of the Internet, your bank:

     * Logged earnings of $5.8 million.
     * Saw loan balances jump 9.2% for the best number in six years.

And 1997 looks like an equally promising year.

     * Earnings are increasing at a healthy pace.
     * A new location that opened inside a Pick `n Save on Milwaukee's near south side is opening dozens of new accounts each week. By the way, the office gives us 15 locations inside Pick `n Save stores, further solidifying our position as Milwaukee's supermarket banking leader.

Most important, your bank's officers and directors continue to work diligently to build an even better bank. Such hard work may not be as trendy as the Internet, but it's a philosophy that will continue to ensure a solid return on your investment.

Sincerely,

/s/ David A. Ulrich

David A. Ulrich
Chairman, President and Chief Executive Officer
Tri City Bankshares Corp.





                           YOUR HOMETOWN BANK.
            LARGE ENOUGH TO SERVE YOU.  SMALL ENOUGH TO KNOW YOU.

Corporate Profile

Tri City Bankshares Corp., is the parent of Tri City National Bank, a commercial bank that operates 31 offices throughout the Milwaukee area. Tri City Bankshares was formed in 1970. Tri City National Bank was founded in 1963.

Tri City National Bank logged year-end 1996 assets of $436.7 million and deposits of $381 million, making it one of the Milwaukee area's largest independent commercial banks. Tri City Bankshares itself is the eight largest bank holding company in Wisconsin. Both the bank and the holding company are based in the Milwaukee suburb of Oak Creek.

Tri City National Bank operates full-service banks in Brookfield, Brown Deer,
Cedarburg, Grafton, Greenfield, Hales Corners, Menomonee Falls, Milwaukee, Oak
Creek, St. Francis, Waukesha, Wauwatosa and West Allis.

Building a Bank One Location at a Time

Acquisitions make the big headlines in the banking business. But we at Tri City
National Bank have made headlines with a much different type of growth.

You see, we've never bought another bank. Instead, we've expanded by steadily opening new locations, a tally that now numbers 31 offices throughout the Milwaukee area. In fact, our newest bank just opened in January inside a Pick `n
Save Mega Food Center at 1818 W. National Ave. on Milwaukee's near south side.

The strategy has given us solid growth and the ability to remain a hometown, locally owned bank. Most important, it's given us an unmatched level of customer service. At our 15 Pick `n Save locations, we're open seven days a week until 8 p.m.

As you can see, we take pride in our service. In fact, our slogan says we're
"Your hometown bank. Large enough to serve you. Small enough to know you."

Sure, other banks may make similar claims. We prove it - seven days a week.




                      DIRECTORS AND OFFICERS OF THE CORPORATION


DIRECTORS

Frank J. Bauer	            President of Frank Bauer Construction Company, Inc.

Sanford Fedderly	          Retired Registered Pharmacist

William Gravitter	         President of Hy-View Mobile Home Court, Inc.

Henry Karbiner, Jr.	       President of Tri City National Bank, and Executive
                           Vice President, Secretary and Treasurer of the
                           Corporation

Christ Krantz	             Vice President of K.R.K., Inc. and President of
                           Krantz Realty, Inc.	(corporations owning Ramada -
                           Airport Motel, Milwaukee, and Days Inn Motel,
                           Wauwatosa), and partner in Veterans Linen Supply
                           Company

Rudie L. Lauterbach	       Accountant, Elm Grove, Wisconsin

William P. McGovern	       Attorney-at-Law, Milwaukee, Wisconsin

Robert W. Orth	            Executive Vice President of Tri City National Bank,
                           and Senior Vice President of the Corporation

Ronald K. Puetz	           Executive Vice President of Tri City National Bank,
                           and Senior Vice President of the Corporation

John M. Rupcich	Vice       President - Real Estate of the Corporation and
                           President and Director of N.D.C., Inc. and Executive
                           Vice President of and Director of Mega Marts, Inc.

David A. Ulrich	           President, Chief Executive Officer and Chairman of
                           the Board of the Corporation and Chief Executive
                           Officer and Chairman of the Board of Tri City
                           National Bank


Marilyn T. Ulrich-Graves	  Vice President of the Corporation

William J. Werry	          Retired Unit President of Tri City National Bank

Scott A. Wilson	           Executive Vice President of Tri City National Bank,
                           and Senior Vice President of the Corporation





                      DIRECTORS AND OFFICERS OF THE CORPORATION(continued)


Officers

David A. Ulrich	            President, Chief Executive Officer and Chairman of
                            the Board

Henry Karbiner, Jr.	        Executive Vice President, Secretary and Treasurer

Robert W. Orth	             Senior Vice President

Ronald K. Puetz	            Senior Vice President

Scott A. Wilson	            Senior Vice President

Marilyn T. Ulrich-Graves	   Vice President

John M. Rupcich	            Vice President - Real Estate

Thomas W. Vierthaler	       Vice President and Comptroller

Gary J. Hafemann	           Assistant Vice President and Auditor





                             Tri City Bankshares Corporation

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations



The following discussion contains certain "forward-looking statements," including statements concerning objectives and future events or performance, and other statements which are other than historical fact. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities:
(i) lower than anticipated loan growth due to a variety of factors, including changes in the interest rate environment and an increase in competitive pressures in the banking and financial services industry; (ii) insufficient reserves for loan losses; (iii) poorer then expected general economic conditions; (iv) legislation or regulatory changes which adversely affect the banking industry; and (v) other unanticipated occurrences.

FINANCIAL CONDITION

Tri City Bankshares Corporation (the Corporation) reported record net income for
1996 of $5.8 million, an 8.5% increase over 1995 net income. Asset growth of $39.0 million (9.8%) and $40.3 million (11.3%) for 1996 and 1995, respectively, coupled with sound investment strategy and loan philosophy, enabled the Corporation to report a fifth consecutive year of record earnings.

Cash and cash equivalents for the Corporation have increased $783,000 (2.3%) in 1996 compared to an increase of $6.7 million (23.8%) in 1995. Management works diligently to minimize nonearning assets by channeling funds into earning assets such as loans, security investments and Federal Funds sold. During 1995 and 1996 four additional banking locations were opened and seven additional ATM units were put into operation.

Investment securities increased $16.1 million (14.7%) during 1996 compared to a $16.1 million (17.3%) in 1995. Approximately $5.0 million of this growth in 1996 is attributed to a short-term municipal loan which was classified as an investment security and was paid in full on January 31, 1997. Deposit growth of the Corporation outpaced loan production, and therefore, excess funds were placed into investment securities. Securities classified as held-to-maturity increased $18.7 million (19.4%) during 1996 compared to an increase of $3.3 million (3.6%) in 1995 after a $12.8 million reclassification of investment securities from held-to-maturity to available-for-sale. In 1996, available-for-sale securities decreased $2.7 million (20.9%) as a result of maturities. The investment philosophy of the Corporation remains unchanged; management does not actively trade investment securities. However, with respect to investment portfolio decisions, management attempts to ensure that the Corporation receives the highest return it can while maintaining the quality of the portfolio and a secondary source of liquidity.




Loan growth continues to increase as management emphasizes this area of asset deployment. During 1996, loans increased $21.3 million (9.2%) on total loan closings of $202 million compared to an increase of $19.1 million (9.0%) on total loan closings of $164 million in 1995. Loan production of high quality assets, which conform to management's underwriting standards, is achieved by the continued effort of the Corporation's loan officers. The Corporation believes its reputation in the communities it serves as a local lender providing competitive rates and terms for all loans - commercial and retail - will continue to provide loan growth.

During 1996, loans charged against the reserve for loan losses amounted to $922,000 as compared to $21,000 during 1995. Nonperforming loans and loan losses remain well below peer group totals, as they have historically. Management believes that the reserve for loan loss remains adequate to provide for losses inherent in the loan portfolio.

The Corporation's deposits grew $30.8 million (8.8%) during 1996 which compares favorably to a combined 5.5% deposit growth at other financial institutions in the metropolitan Milwaukee market. Although less than 1995, deposit growth of $50.1 million (16.7%) was achieved despite a $19 million decrease in balances generated by a promotional rate time deposit offered in 1995. This decrease in promotional time deposits was closely monitored by management and was intentional. Even with the aforementioned increase in loan growth, this funding was not necessary and the strategy employed increased the Corporation's net interest margin 30 basis points. Acquisition of core deposits continues to be the focus of management, which has a commitment to service and convenience, hours and locations, attracting commercial and retail deposits alike.

Short-term borrowings increased $3.5 million (182.1%) in 1996 compared to a decrease of $14.4 million (88.3%) in 1995. This increase was used to help fund the $5.0 million short-term municipal loan issued in November of 1996 and was paid in full on January 31, 1997.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

Liquidity is defined as the Corporation's ability to generate adequate amounts of cash to meet both current and future needs to pay obligations as they mature, to maintain lending capacity, to provide for planned growth, and to provide a competitive return on investment.

The Corporation, through management's efforts, has been able to continue deposit growth which is the primary source of funds for its lending and investment functions. The Corporation has endeavored to maintain an adequate matching of maturities between its deposit base and its investment and loan portfolios so as not to expose the Corporation to unacceptable levels of interest rate risk and to maintain liquidity at levels which do not unduly impact earnings.




The banking subsidiary of the Corporation has the ability to borrow up to $17.0 million in federal funds from two banks and an additional $58.0 million under existing reverse repurchase agreements. These arrangements are further discussed in Note 12 of the consolidated financial statements.

Federal law restricts extensions of credit by a bank to its parent bank holding company and, with certain exceptions, to other affiliates and also the amount of dividends the Corporation's subsidiary may pay to the parent bank holding company. Note 13 to the consolidated financial statements discusses the application of these limitations to the Corporation and its subsidiary bank.
Cash needs of the Corporation can also be met through borrowings from other lenders, if needed. The terms of the Corporation's existing line of credit arrangement are described in Note 12 of the consolidated financial statements.

In addition to cash and due from banks and federal funds sold, the repayment of loans and rescheduled maturities of marketable investment securities are the principal sources of liquidity. Securities maturing in one year or less amounted to $10.2 million at December 31, 1996, representing 8.1% of total investment securities. Management believes it has maintained a liquidity position to meet everyday monetary demands. The Corporation has not, in the past, relied on sales of investment securities to meet its liquidity needs, and management does not intend to do so in the future.

CAPITAL RESOURCES

There were no major capital expenditures made during 1996. Management had planned on opening a new branch location inside a Pick`n Save food store located at Clarke Square in Milwaukee, Wisconsin, during the fourth quarter of 1996.
However, this location was not opened until January 19, 1997.

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8%, of which 4% must be comprised of Tier I
Capital. These agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1
Capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%. The Corporation's banking subsidiary's risk-based capital and leverage ratios are further discussed in Note 8 to the consolidated financial statements.

It is the Corporation's philosophy to avoid those categories of assets classified by the capital requirements as having higher credit risk, as well as highly leveraged or certain foreign loans. The Corporation's banking subsidiary believes it will continue to exceed these risk-based capital requirements and continue to meet regulatory definitions of "well capitalized."



RESULTS OF OPERATIONS

                                    1996 vs. 1995

Net income of the Corporation increased $456.7 thousand (8.54%) during 1996 compared to an increase of $473.7 thousand (9.7%) during 1995. Increases in loan and investment security interest income were the primary sources for this increase in 1996.

Interest income on loans, including fees, increased $1.5 million (7.0%) in 1996 compared to an increase of $2.9 million (16.0%) in 1995. The demand for loans has remained strong through 1996 with an increase of $21.3 million (9.2%) in loan balances compared with a $19.1 million (9.0%) increase during 1995.
Management has attempted to attract new loan customers by offering competitive rates and providing attentive customer service while maintaining the quality of the portfolio as established by the Corporation's lending policy. Investment security interest income increased $1.1 million (17.9%) during 1996 compared to a decrease of $136.1 thousand (2.0%) during 1995. The Corporation increased investment security balances in 1996 by $16.1 million, the same as in 1995.
This volume increase was the primary reason for the rise in investment security interest income, since yields on these securities have only slightly increased.
Management has tried to invest in only those securities which will provide the Corporation with maximum yield while still minimizing risk exposure. The
Corporation does carry some investments categorized as available for sale;
however, the general intent is to hold all securities until maturity. Interest income on Federal Funds Sold decreased $152.0 thousand (29.2%) during 1996 compared to an increase of $439.9 thousand (546.0%) during 1995. The
Corporation did not need to invest in the short term since the demand for loans was relatively high. Total interest expense increased $1.2 million (12.4%) during 1996 compared to an increase of $2.6 million (38.0%) during 1995.
Interest rates on deposits and short-term borrowings remained relatively the same for the entire year. The increase in deposit balances in 1996 account primarily for the increase in interest expense.

Total other income decreased $39.8 thousand (0.7%) in 1996 compared to an increase of $748.4 thousand (14.3%) in 1995. The increase in 1995 was primarily due to a gain of $465 thousand which was realized on the sale of other real estate owned. There were no such transactions recorded in 1996. Total other expense increased $869.3 thousand (5.3%) in 1996 compared to an increase of $747.9 thousand (4.8%) in 1995. Increases in salaries and employee benefits as well as occupancy expense contributed to this increase. The Corporation had opened four new banking locations during 1995 and the full impact of the added personnel and facilities was not felt until 1996.

The Corporation increased the amount of tax-exempt securities which it holds in its portfolio by $11.4 million during 1996. The increase in tax-exempt securities was the primary cause of the decrease in the Corporation's effective tax rate. The Corporation's effective tax rates for 1996 and 1995 were 25.2% and 28.8%, respectively.



RESULTS OF OPERATIONS

                                       1995 vs. 1994

During 1995, net income increased $473.7 thousand (9.7%) compared to an increase of $236.7 thousand (5.1%) during 1994. A gain on the sale of other real estate owned and a decrease in regulatory agency assessments were the primary reasons for this increase.

Net interest income increased $612.6 thousand (3.47%) during 1995 compared to an increase of $282.5 thousand (1.6%) during 1994. Interest income and fees on loans increased $2.9 million (16.0%) in 1995 compared to a decrease of $590.1 thousand (3.1%) in 1994. The influx of over $19 million in net new loans contributed to this substantial increase in loan income during 1995. Lending officers, through the guidance of management, have been able to attract new loan customers while maintaining and servicing the needs of established loan customers. Investment security interest income decreased $136.1 thousand (2.0%) during 1995 compared to an increase of $906.1 thousand (17.6%) during 1994.
Income derived from the increase in municipal securities was not adequate to replace the yield obtained as municipal securities matured. Total interest expense in 1995 increased $2.6 million (38.0%) compared with an increase of $13.6 thousand (0.2%) in 1994 as a result of deposit balances increasing $50.1 million and rates increasing slightly. Interest expense on short-term borrowings declined $180.2 thousand (46.1%) from 1994 to 1995 due to a reduction in borrowed funds for the year.

Since the ratio of nonperforming loans to total loans remained low for 1995, the provision for loan losses decreased $126.9 thousand (33.8%) in 1995 compared to a decrease of $65.0 thousand (14.8%) during 1994. Management has been diligent in its efforts to maintain a loan portfolio which not only provides the Corporation with a satisfactory yield but also a sound base on which to build and grow. Through their careful monitoring of the loan portfolio, management has determined that the reserve for loan loss is adequate to absorb losses which may occur due to the default and consequential charge-off of a bad loan.

Total other income increased $748.4 thousand (14.3%) in 1995 compared to a decrease of $37.4 thousand (.7%) during 1994 primarily due to the $465 thousand gain received from the sale of other real estate owned. Total other expenses increased $747.9 thousand (4.8%) during 1995 compared to an increase of $8.4 thousand (0.1%) during 1994. Increases in salaries and employee benefits, advertising, postage and other miscellaneous expenses all contributed to this increase.

Income tax expense increased $266.2 thousand (14.1%) in 1995 compared to an increase of $64.9 thousand (3.6%) in 1994. Tax-exempt interest income decreased
$168.3 thousand (10.5%) and income before income taxes had increased $740.0 thousand (11.0%) during 1995, which accounted for this increase in tax expense.
The effective tax rates for the Corporation were 28.8% and 27.9% in 1995 and





1994, respectively, and are less than the statutory rates, largely as a result of tax-exempt interest income earned on municipal securities.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1 of the consolidated financial statements for a discussion of a pending accounting change.

IMPACT OF INFLATION AND CHANGING PRICES

The majority of assets and liabilities of a financial institution, including the Corporation, are monetary in nature. Therefore, the effects of inflation on financial institutions differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The growth of total assets in the banking industry caused by inflation results in the need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. The Corporation's management recognizes the need to both control asset growth and maintain a reasonable dividend policy in order to promote the adequate internal growth of capital.
Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.

Management believes that the Corporation's ability to react to changes in interest rates has the most impact on inflation and changing prices. Management attempts to maintain a reasonably balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations.




                         TRI CITY BANKSHARES CORPORATION

                             Selected Financial Data



                               1996           1995          1994          1993             1992
                             ----------------------------------------------------------------------
Total interest income      $30,114,579   $27,724,625   $24,503,080  	$24,206,977    	$	24,498,827
Total interest expense      10,645,630     9,468,149     6,859,209     6,845,644        8,752,164
Net interest income         19,468,949    18,256,476    17,643,871    17,361,333       15,746,663
Provision for loan losses      300,000       248,139       375,000       440,000          730,000
Net interest income after
 provision for loan losses  19,168,949    18,008,337    17,268,871    16,921,333       15,016,663
Income before income taxes   7,761,293     7,509,719     6,769,767     6,468,118        5,376,706
Net income                   5,807,293     5,350,578     4,876,814     4,640,068        3,909,981


Net income per share             	2.34         	2.17         	2.04         	1.97            	1.66
Cash dividends declared
 per share                        	.70          	.50           .40         	.315            	.225






Average daily balances:                          (In Thousands)

Total assets                   	$	410,975     $	371,795    	$ 340,502    	$ 317,431    	   $ 297,136
Total net loans                   237,524       220,969       197,540       195,984          187,341
Total investment securities       115,810       105,758        96,810        74,246           65,002
Total deposits                    358,296       324,469       294,568       276,127          256,394
Total stockholders' equity         45,677        41,532        36,051        31,327           27,686


                             TRI CITY BANKSHARES CORPORATION

                          Market for Corporation's Common Stock
                             and Related Stockholder Matters


The Corporation's common stock is not traded on any exchange or in the over-the-counter market. The price ranges reflected in the following table show sales prices in isolated sales of which the Corporation has knowledge.


                                     1996                      1995
                              -------------------------------------------------
                               High        Low            High        Low
                              -------------------------------------------------
Price range:
  First quarter               $25.00      $24.55         $22.50      $22.00
  Second quarter               25.60       25.16          23.10       22.70
  Third quarter                26.25       25.80          23.65       23.25
  Fourth quarter               27.05       26.50          24.35       23.90

As of December 31, 1996, the number of holders of record of the Corporation's common stock was 712.

The Corporation declared four quarterly cash dividends in 1996 in the amount of $0.175 per share. These dividends were declared on January 5, April 10, July 10 and October 9, payable on January 19, April 25, July 24 and October 24, respectively. Quarterly dividends of $0.175 per share were declared during each of the four quarters of 1995.

The Corporation is not party to any loan agreement, indenture or other agreement which restricts its ability to pay dividends; however, the Wisconsin Business Corporation Law authorizes directors to declare and pay cash dividends only out of the Corporation's unreserved and unrestricted earned surplus. See Note 13 to the consolidated financial statements for restrictions imposed by regulatory agencies upon the subsidiary bank's ability to transfer funds to the parent corporation.

                               Tri City Bankshares Corporation
                                Consolidated Balance Sheets


                                                        December 31
                                                 1996               1995
                                            -------------------------------
ASSETS
Cash and due from banks                    	$	35,507,815      	$	32,535,066
Federal funds sold                                     -          2,190,000
                                            -------------------------------
Cash and cash equivalents                     35,507,815         34,725,066
Investment securities:
  Available-for-sale (at fair value)          10,100,875         12,763,844
  Held-to-maturity (fair value of
   $115,264,736-1996 and
   $96,883,742-1995)                         115,374,235         96,627,721
Loans                                        253,752,225        232,472,708
Less allowance for loan losses                (3,010,230)        (3,626,217)
                                            -------------------------------
Net loans                                    250,741,995        228,846,491
Premises and equipment                        18,918,098         19,550,437
Other assets                                   6,013,142          5,135,365
                                            -------------------------------
                                           $	436,656,160     	$	397,648,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                      $ 103,807,536      $ 	90,745,057
  Interest-bearing - over $100,000            22,037,030         14,516,000
  Interest-bearing - other                   255,169,111        244,958,463
                                            -------------------------------
Total deposits                               381,013,677        350,219,520
Short-term borrowings:
  Federal funds purchased                      1,350,000                  -
  Securities sold under agreements
    to repurchase                              1,850,000                  -
  Other                                        2,199,957          1,914,521
                                            -------------------------------
Total short-term borrowings                    5,399,957          1,914,521
Other liabilities                              1,530,864          1,200,152
                                            -------------------------------
Total liabilities                            387,944,498        353,334,193
Stockholders' equity:
  Common stock, $1 par value:
    Authorized - 5,000,000 shares
    Issued and outstanding
    (1996-2,486,098 shares;
    1995-2,470,449 shares)                     2,486,098          2,470,449
Additional paid-in capital                     8,750,861          8,372,997
Retained earnings                             37,437,024         33,363,037
Net unrealized gain on investment
  securities available-for-sale                   37,679            108,248
                                            -------------------------------
Total stockholders' equity                    48,711,662         44,314,731
                                            -------------------------------
	                                         	$ 436,656,160     	$ 397,648,924
                                            ===============================

                              Tri City Bankshares Corporation
                             Consolidated Statements of Income


                                          Year ended December 31
                                       1996           1995           1994
                                   -----------------------------------------
Interest income:
Loans, including fees            	$ 22,763,914   $ 21,279,637   $ 18,361,828
Investment securities:
  Taxable                            4,485,899      4,305,969      4,463,267
  Exempt from federal
    income tax                       2,496,299      1,618,576      1,597,422
Federal funds sold                     368,467        520,443         80,563
                                   -----------------------------------------
Total interest income               30,114,579     27,724,625     24,503,080
Interest expense:
  Deposits                          10,395,596      9,257,091      6,467,870
  Short-term borrowings                250,034        211,058        391,339
                                   -----------------------------------------
  Total interest expense            10,645,630      9,468,149      6,859,209
                                   -----------------------------------------
Net interest income                 19,468,949     18,256,476     17,643,871
Provision for loan losses              300,000        248,139        375,000
                                   -----------------------------------------
Net interest income after
   provision for loan losses        19,168,949     18,008,337     17,268,871

Other income:
   Service charges                   3,384,804      3,201,320      2,856,165
   Rental income                       899,580        773,573        797,611
   Gain on sale of loans                33,141         41,979         54,553
   Investment securities gains               -              -          3,017
   Other                             1,622,554      1,962,967      1,520,124
                                   -----------------------------------------
Total other income                   5,940,079      5,979,839      5,231,470

Other expenses:
   Salaries and employee benefits    9,306,142      8,608,117      8,017,745
   Occupancy                         2,379,634      2,244,481      2,288,081
   Equipment                         1,245,513      1,189,597      1,099,037
   Data processing                     542,274        496,950        613,811
   Advertising and promotional         410,844        498,280        397,293
   Regulatory agency assessments        97,021        433,345        732,209
   Office supplies                     539,355        458,247        387,211
   Other                             2,826,952      2,549,440      2,195,187
                                   -----------------------------------------
Total other expenses                17,347,735     16,478,457     15,730,574
                                   -----------------------------------------
Income before income taxes           7,761,293      7,509,719      6,769,767
Income taxes                         1,954,000      2,159,141      1,892,953
                                   -----------------------------------------
Net income                        $ 	5,807,293   $ 	5,350,578  	$ 	4,876,814
                                   =========================================

Net income per common share          	  $	2.34      	  $	2.17       	 $	2.04

Average shares outstanding           2,479,373      2,464,770      2,392,121

                                  Tri City Bankshares Corporation
                         Consolidated Statements of Stockholders' Equity

                                                                      Net Unrealized Gain
                                                                      on Investment
                                Common       Additional     Retained  Securities
                                Stock      Paid-In Capital  Earnings  Available-for-sale      Total
                             -------------------------------------------------------------------------
Balances at January 1, 1994   $2,362,545    $6,215,002     25,315,907 	         -          $33,893,454
Net income                             -             -      4,876,814           -            4,876,814
Cash dividends declared-
  $.40 per share                       -             -       (949,026)          -             (949,026)
Common stock issued under
  dividend reinvestment plan-
  25,709 shares                   25,709       492,010              -           -              517,719
Common stock issued upon
  termination of pension plan-
  69,235 shares                   69,235     1,384,700              -           -            1,453,935
                             -------------------------------------------------------------------------
Balances at December 31, 1994  2,457,489     8,091,712      29,243,695          -           39,792,896
  Net income                           -             -       5,350,578          -            5,350,578
Cash dividends declared-
  $.50 per share                       -             -      (1,231,236)         -           (1,231,236)
Common stock issued under
  dividend reinvestment plan-
  12,975 shares                   12,975       281,447               -          -              294,422
Common stock fractional shares
  redeemed                           (15)         (162)              -          -                 (177)
Net unrealized gain on invest-
ment securities available-for-
sale (net of tax)                      -             -               -    108,248              108,248
                             -------------------------------------------------------------------------
Balances at December 31, 1995		2,470,449    	8,372,997      33,363,037    108,248           44,314,731
Net income                             -             -       5,807,293          -            5,807,293
Cash dividends declared-
  $.70 per share                       -             -      (1,733,306)         -           (1,733,306)
Common stock issued under
  dividend reinvestment plan-
  15,656 shares                   15,656       378,030               -          -              393,686
Common stock fractional shares
  redeemed                            (7)         (166)              -          -                 (173)
Net unrealized loss on invest-
ment securities available-for-
sale (net of tax)                      -             -               -    (70,569)             (70,569)
                             -------------------------------------------------------------------------
Balances at December 31, 199		$2,486,098  		$8,750,861     $37,437,024  	$	37,679          $48,711,662
                             ==========================================================================

                                           16

                                  Tri City Bankshares Corporation
                              Consolidated Statements of Cash Flows

                                                    Year ended December 31
                                        1996            1995           1994
                               -----------------------------------------------
Operating activities

Net income                         	$	5,807,293    	$	5,350,578 	  $	4,876,814
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Proceeds from sale of
      loans held for sale             4,887,563       5,554,152      6,315,354
  Origination of loans held
    for sale                         (4,887,563)     (5,554,152)    (6,315,354)
  Provision for loan losses             300,000         248,139        375,000
  Provision for depreciation          1,561,886       1,515,475      1,505,145
  Amortization of investment
    securities premiums
    and accretion of discounts          242,278         328,945        436,708
  Realized investment securities
    gains                                     -               -         (3,017)
  Undistributed earnings of
    affiliate                          (101,176)        (91,786)       (83,134)
  Decrease (increase) in
    interest receivable                (644,959)       (538,039)       174,718
  Increase (decrease) in
    interest payable                    (11,243)        320,642          6,426
  Other                                 265,416       1,346,776       (598,784)
                                 ----------------------------------------------
Net cash provided by
  operating activities                7,419,495       8,480,730      6,689,876
Investing activities:
Proceeds from repayment,
  calls and maturities of
  investments available for sale      2,500,000               -              -
Proceeds from repayment,
  calls and maturities of
  investment securities held
  to maturity                        22,304,252      35,117,130     18,333,240
Purchases of investment
  securities held to maturity       (41,255,744)    (51,373,597)   (13,546,716)
Net increase in loans               (22,195,504)    (19,201,991)   (11,506,246)
Net purchases of premises and
  equipment                            (929,550)     (1,152,857)    (1,463,776)
                              -------------------------------------------------
Net cash used by investing
  activities                        (39,576,546)    (36,611,315)    (8,183,498)

Financing activities:
Sale of common stock                    393,513         294,245      1,971,654
Net increase in deposits             30,794,157      50,143,025      7,941,711
Net increase (decrease) in
  short-term borrowings               3,485,436     (14,392,449)    (1,618,445)
Cash dividends                       (1,733,306)     (1,231,236)      (949,026)
                                -----------------------------------------------
Net cash provided by
  financing activities               32,939,800      34,813,585      7,345,894
                                -----------------------------------------------
Increase in cash and
  cash equivalents                      782,749       6,683,000      5,852,272
Cash and cash equivalents
  at beginning of year               34,725,066      28,042,066     22,189,794
                                ----------------------------------------------
Cash and cash equivalents
  at end of year                  	$	35,507,815   	$	34,725,066	  $	28,042,066

Supplementary information:
  Interest paid                   	$	10,664,315   	$ 	9,147,507   $ 	6,852,783
Income taxes paid                     1,300,000       2,080,000      1,823,000
Investment securities
  transferred to available for
  sale (at amortized cost)                    -      12,577,396              -

                                  Tri City Bankshares Corporation
                           Notes to Consolidated Financial Statements

                                        December 31, 1996


1. Accounting Policies

The accounting policies followed by Tri City Bankshares Corporation (the Corporation) and the methods of applying those principles which materially affect the determination of its financial position, cash flows or results of operations are summarized below.

Organization

Tri City Bankshares Corporation and its wholly owned subsidiary, Tri City National Bank (the Bank), provide banking services to domestic markets, primarily in the metropolitan Milwaukee, Wisconsin, area. The Corporation and its subsidiary are subject to competition from other financial institutions. The Corporation and its subsidiary are also subject to the regulations of certain federal agencies and undergo periodic examinations by these regulatory authorities.

Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiary. All significant intercompany balances and transactions have been eliminated. The Corporation's investment in an unconsolidated affiliated bank (see Note 4) is recorded using the equity method of accounting.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, interest-bearing deposits and federal funds sold.

Investment Securities

Securities are classified as held-to-maturity and carried at amortized cost if management has the intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are designated as available-for-sale and carried at fair value, with unrealized gains and losses net of income taxes, reflected in stockholders' equity.

Interest and dividends are included in interest income from the related securities as earned. Realized gains and losses are computed on a specific identification basis and declines in value judged to be other than temporary are included in gains (losses) on sale of securities.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. The cost of premises and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred.

Interest on Loans

Interest on loans is computed on a daily basis based on the principal amount outstanding. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.

Loan Fees and Related Costs

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts are being amortized as an adjustment of the related loan's yield. The Corporation is amortizing these amounts using the level-yield method over the contractual life of the related loans. The net deferred amounts related to loans sold are recognized as income at the time of sale. Fees related to stand-by letters of credit are recognized over the commitment period.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and other relevant factors. The allowance is increased by provisions for loan losses charged to earnings and reduced by charge-offs, net of recoveries.

A substantial portion of the Bank's loans are to customers located in southeastern Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions in that area.

Income Taxes

The Corporation and its subsidiary file a consolidated federal income tax return. The subsidiary provides for income taxes on a separate-return basis and remits to the Corporation amounts determined to be currently payable.

The Corporation accounts for income taxes using the liability method. Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law and the Corporation's tax status.

Per Share Data

Earnings per share are computed based on the weighted average number of shares outstanding during the year.

Interim Financial Data

The interim financial data (see Note 17) is unaudited; however, in management's opinion, the interim data includes all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of results for the interim periods.

Pending Accounting Change

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of the financial-components approach that focuses on control. The FASB subsequently issued SFAS No. 127 in December 1996, which provided for the deferral of the effective date of certain provisions of SFAS No. 125. Management believes that the effect of adopting these statements will not be material to the Corporation's financial condition or results of operations.

2. Restrictions on Cash and Due From Bank Accounts

The subsidiary bank is required to maintain noninterest-earning reserve balances with the Federal Reserve Bank or in vault cash. The amount of the reserve requirement as of December 31, 1996 was approximately $7,433,000.

3. Investment Securities

The amortized cost and estimated fair values of investments in debt securities were as follows:

                                           Gross         Gross
                            Amortized    Unrealized    Unrealized     Fair
                              Cost         Gains         Losses       Value
                            ----------------------------------------------------
At December 31, 1996:
Available-for-sale -
 U.S. Treasury securities
 and obligations of U.S.
 government agencies       $ 10,040,096  $  134,221    $  73,442    $ 10,100,875
                           =====================================================
Held-to-maturity:
 U.S. Treasury securities
  and obligations of U.S.
  government agencies      $ 54,810,888  $  400,017    $ 673,127    $ 54,537,778
 Obligations of states and
  political subdivisions     60,460,980     488,420      324,809      60,624,591
 Industrial revenue bonds       102,367           -            -         102,367
                            ----------------------------------------------------
                           $115,374,235  $  888,437    $ 997,936    $115,264,736

                                           Gross         Gross
                             Amortized   Unrealized    Unrealized     Fair
                               Cost        Gains         Losses       Value
                            ----------------------------------------------------
At December 31, 1995:
Available-for-sale -
 U.S. Treasury securities
  and obligations of U.S.
  government agencies     $ 12,577,396   $   262,623   $   76,175   $ 12,763,844
                           =====================================================
Held-to-maturity:
 U.S. Treasury securities
  and obligations of U.S.
  government agencies     $ 52,852,341   $   552,907   $  733,588   $ 52,671,660
 Obligations of states
  and political
  subdivisions              43,621,699       593,381      156,679     44,058,401
 Industrial revenue bonds      153,681             -            -        153,681
                           -----------------------------------------------------
                          $ 96,627,721   $ 1,146,288   $  890,267   $ 96,883,742
                           =====================================================
The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                           Held-to-Maturity             Available-for-Sale
                    -------------------------------------------------------
                    Amortized          Fair         Amortized          Fair
                       Cost            Value           Cost            Value
                    ------------------------------------------------------------
Due in one year
  or less          $ 10,167,710    $ 10,178,762    $          -     $          -
Due after one
  year through
  five years         37,198,808      37,268,208       3,000,000        3,085,625
Due after five
  years through
  ten years          66,892,735      66,668,131       7,040,096        7,015,250
Due after ten
   years              1,114,982       1,149,635               -                -
                   -------------------------------------------------------------
                   $115,374,235    $115,264,736    $ 10,040,096     $ 10,100,875
                   ============================    =============================

Gross gains of $3,017 were realized on the early redemption of securities in 1994. There were no sales of securities in 1996, 1995 or 1994.

4. Investment in Affiliated Bank

The Corporation owns 23.54% of the common stock of the First National Bank of Eagle River (First National Bank). This investment is included in other assets and is accounted for using the equity method.

Summarized unaudited financial information for First National Bank was as follows:

                                                As of and for the year ended
                                                         December 31
                                                     1996              1995
                                                --------------------------------
Total assets                                    $ 82,179,000    	 $	78,458,000
Total deposits                                    72,469,000        69,920,000
Stockholders' equity                               6,667,000         6,206,000
Net income                                           661,000           583,000

5. Loans

Loan balances classified by type were as follows:

                                                         December 31
                                                     1996              1995
                                                --------------------------------
Commercial                                      $ 10,414,000      $ 11,058,000
Real estate - construction                        16,142,000        21,692,000
Real estate - mortgage:
  Single family                                   93,876,225        80,551,708
  Multi family                                     7,018,000         5,553,000
  Nonresidential                                  90,394,000        81,841,000
Installment                                       35,908,000        31,777,000
                                                 -------------------------------
                                                $253,752,225      $232,472,708
                                                ==============================


In the ordinary course of business, the Bank grants loans to related parties, which include certain directors and officers of the Corporation, and entities in which such persons are principal shareholders. These loans are made at terms which do not vary from terms that would have been obtained if the transactions had been with unrelated parties and do not involve more than normal risk of collectibility. Loans outstanding at December 31, 1996 and 1995, to such related parties approximated $1,723,906 and $2,050,000, respectively. During 1996, $1,091,665 of new loans were made and repayments totaled $1,417,759.

6. Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 1996, were as follows:

                                             1996          1995         1994
                                        ---------------------------------------

Balance at beginning of year            	$	3,626,217  	$	3,395,101 	$	3,163,931
Provision for loan losses                    300,000       248,139      375,000
Loans charged off                           (922,219)      (21,084)    (159,877)
Recoveries on loans charged off                6,232         4,061       16,047
                                        ----------------------------------------
Balance at end of year                  	$	3,010,230  	$	3,626,217 	$	3,395,101
                                        ========================================

Nonaccrual loans totaled approximately $725,110 and $1,033,434 at December 31, 1996 and 1995, respectively.

7. Premises and Equipment

Premises and equipment were comprised of the following:

                                                           December 31
                                                       1996            1995
                                                  ------------------------------
Land                                              	$	4,597,956   	 $	3,965,073
Buildings and leasehold improvements                17,567,836      17,863,311
Furniture and equipment                              7,757,270       7,379,900
                                                  ------------------------------
                                                    29,923,062      29,208,284
Less accumulated depreciation                      (11,004,964)     (9,657,847)
                                                  ------------------------------
                                                 	$	18,918,098  	 $	19,550,437
                                                  ==============================

8. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                               For Capital
                                          Actual            Adequacy Purposes
                                     -------------------------------------------
                                       Amount       Ratio      Amount     Ratio
                                     -------------------------------------------
As of December 31, 1996:
  Total Capital
	  (to Risk Weighted Assets):
     Consolidated                    $51,684,000    18.11%   $22,827,000   8.0%
     Tri City Bank                    49,281,000    17.40     22,662,000   8.0
  Tier I Capital
	  (to Risk Weighted Assets):
     Consolidated                     48,674,000    17.06     11,413,000   4.0
     Tri City Bank                    46,271,000    16.33     11,331,000   4.0
  Tier I Capital
	  (to Average Assets):
     Consolidated                     48,674,000    11.44     17,018,000   4.0
     Tri City Bank                    46,271,000    10.93     16,937,000   4.0

As of December 31, 1995:
  Total Capital
	  (to Risk Weighted Assets):
     Consolidated                     47,833,000    18.50     20,679,000   8.0
     Tri City Bank                    45,627,000    17.78     20,532,000   8.0
  Tier I Capital
	  (to Risk Weighted Assets):
     Consolidated                     44,206,000    17.10     10,340,000   4.0
     Tri City Bank                    42,001,000    16.37     10,266,000   4.0
Tier I Capital
	(to Average Assets):
     Consolidated                     44,206,000    11.28     15,670,000   4.0
     Tri City Bank                    42,001,000    10.71     15,597,000   4.0

9. Employee Benefit Plan

The Corporation has a contributory defined contribution 401(k) plan. This plan covers all employees who have attained the age of 21 and completed one year of service. Participants may contribute a portion of their compensation (up to IRS limits) to the plan. The Corporation may make regular and matching contributions to the plan each year. In 1996 and 1995, the Corporation provided a dollar-for-dollar match of employee contributions up to 5%. Participants direct the investment of their contributions into one or more investment options. The Corporation recorded expense of $215,457, $206,349 and $199,802 for 1996, 1995 and 1994, respectively.

10. Income Taxes

The significant components of income tax expense for each of the three years in the period ended December 31, 1996, were:

                                            1996          1995          1994
                                       ----------------------------------------
Federal                                  $1,767,000    $1,948,500    $1,721,953
State                                       187,000       210,641       171,000
                                       ----------------------------------------
                                         $1,954,000    $2,159,141    $1,892,953
                                       ========================================

Current                                  $1,196,000    $2,162,141    $2,526,387
Deferred expense (benefit)                  758,000        (3,000)     (633,434)
                                       ----------------------------------------
                                         $1,954,000    $2,159,141    $1,892,953

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the three years in the period ended December 31, 1996, are as follows:


                                            1996          1995          1994
                                       -----------------------------------------
Income before income taxes               $7,761,293    $7,509,719    $6,769,767
                                       =========================================

Income tax at statutory rate             $2,638,840    $2,553,305    $2,301,721
Increase (reduction) resulting from:
  Tax-exempt interest income               (759,928)     (496,749)     (503,227)
  State income taxes, net of federal
    tax benefit                             123,420       130,674       120,320
  Other                                     (48,332)      (28,089)      (25,861)
                                       -----------------------------------------
                                         $1,954,000    $2,159,141    $1,892,953
                                       =========================================

At December 31, 1996, the Corporation had state net operating loss carryforwards of approximately $925,000. These carryforwards expire in years 2006 to 2011.

The components of the Corporation's net deferred income tax liability were as follows:

                                                    1996               1995
                                               -------------------------------
Deferred tax assets:
Loan loss reserves                              	$	 936,000       	$	1,138,000
Excess servicing gains                               72,000             90,000
State net operating loss carryforwards               48,000            178,000
Other                                                54,000            141,000
                                               ---------------------------------
                                                  1,110,000          1,547,000
                                               ---------------------------------
deferred tax liabilities:
Excess tax depreciation                            (393,000)          (573,000)
Safe harbor lease                                  (188,000)          (213,000)
Net unrealized gains on investment
  securities available-for-sale                     (23,000)           (69,000)
Deferred loan fees                                 (173,000)           (95,000)
Undistributed earnings of subsidiary               (410,000)          (370,000)
Other                                              (209,000)           (62,000)
                                               ---------------------------------
                                                 (1,396,000)        (1,382,000)
                                               ---------------------------------
Net deferred tax liability before
   valuation allowance                             (286,000)           165,000
Valuation allowance                                 (58,000)          (167,000)
                                               ---------------------------------
Net deferred tax liability                      	$	(344,000)       $   	(2,000)
                                               =================================

11. Leases

The Corporation leases various banking facilities under operating lease agreements from companies owned by a director and major shareholder of the Corporation. All of the agreements include renewal options and one agreement requires the Bank to pay insurance, real estate taxes and maintenance costs associated with the lease. Rental amounts are subject to annual escalation based upon increases in the Consumer Price Index. Aggregate rental expense under the leases amounted to $440,156 in 1996, $368,787 in 1995, and $351,064 in 1994.

Future minimum rentals, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

       Year ending December 31:
              1997                                    	$ 	373,020
              1998                                        370,020
              1999                                        369,064
              2000                                        218,576
              2001                                        138,546
              2002 and thereafter                         745,740
                                                        ----------
           Total minimum future rentals              		$2,214,966
                                                        ==========

12. Short-Term Borrowings

Borrowings under reverse repurchase agreements bore an average interest rate of 5.88% at December 31, 1996, and matured within one day of year end. Assets collateralizing such agreements, consisting of U.S. government and agency obligations, are held by the lender bank. At December 31, 1996, under existing arrangements, the Bank could borrow up to $58,000,000 under reverse repurchase agreements. The maximum amount of repurchase agreements outstanding was $7,700,000 and $9,100,000 for the years ended December 31, 1996 and 1995, respectively. The average amount of repurchase agreements was $1,550,000 and $1,269,000 for the years ended December 31, 1996 and 1995, respectively.
There were $1,850,000 in reverse repurchase agreements outstanding at December 31, 1996. No amounts were outstanding at December 31, 1995.

At December 31, 1996, the Bank had the ability to borrow federal funds of up to $17,000,000 under a revolving line of credit agreement with lenders. Such borrowings bear interest at the Bank's announced daily federal funds rate and mature daily. There were $1,350,000 in federal funds borrowings outstanding at December 31, 1996. There were no federal funds borrowings outstanding at December 31, 1995. Other short-term borrowings represent treasury, tax and loan accounts due to the Federal Reserve Bank under a $6,000,000 line of credit. Such amounts are secured by a pledge of investment securities in the amount of $7,000,000 at December 31, 1996.

13. Stockholders' Equity

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. As of December 31, 1996, retained earnings of the Bank in the amount of $12,298,000 were available for distribution to the Corporation as dividends without prior approval of regulatory agencies.

Under Federal Reserve regulations, the Bank is limited as to the amount it may lend to its affiliates, including the Corporation. Such loans are required to be collateralized by investments defined in the regulations. In addition, the maximum amount available for transfer from the Bank to the Corporation in the form of loans is limited to 10% of the Bank's stockholders' equity in the case of any one affiliate or 20% in the case of all affiliates.

14. Loan Commitments and Standby Letters of Credit

Loan commitments are made to accommodate the financial needs of the Corporation's customers. Standby letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral (largely real estate) is required based on management's credit assessment of the customer.

The Corporation's maximum credit exposure for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1996 was $25,937,000 and $1,597,000, respectively. All such arrangements expire in fiscal 1997.

15. Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The Corporation does not routinely measure the market value of financial instruments such as is required by SFAS No. 107, because such measurements represent point-in-time estimates of value. It is not the intent of the Corporation to liquidate and therefore realize the difference between market value and carrying value and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not relevant to predicting the Corporation's future earnings or cash flows.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment Securities

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans Receivable

For variable-rate loans that reprice frequently (within the twelve-month period following the date of measurement), and with no significant credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Off-Balance-Sheet Instruments

Fair values for the Corporation's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of such instruments at December 31, 1996 and 1995, is not material.

Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and certain types of money market accounts) are, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate fixed-term money market accounts and certificates of deposit and fixed-rate certificates of deposit scheduled to mature or reprice within the twelve-month period following the date of measurement approximates their fair value at the reporting date. Fair values for fixed-rate certificates of deposit scheduled to mature or reprice after twelve months from the date of measurement are estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities of the time deposits. The carrying amount of accrued interest approximates its fair value.

Short-Term Borrowings

The carrying amount of short-term borrowings and related accrued interest, approximates their fair values at the reporting date.

The carrying amounts and fair values of the Corporation's financial instruments consisted of the following at December 31, 1996 and 1995:


                                       1996                     1995
                               ------------------------------------------------
                                Carrying       Fair       Carrying       Fair
                                 Amount        Value       Amount        Value
                               ------------------------------------------------
                                             (In Thousands)

Cash and cash equivalen       	 $	35,508  	  $	35,508   	 $	34,725   	 $	34,725
                               ================================================
Investment securities         		$125,475   		$125,366   		$109,392   		$109,648
                               ================================================
Loans receivable              		$253,752   		$255,397   		$232,473   		$234,096
                               ================================================
Deposits:
  Withdrawable on demand     	  $283,679    	$283,679   		$249,412   		$249,412
  Certificates of deposit         97,335       97,467      100,808      100,913
                               ------------------------------------------------
                              		$381,014   		$381,146   		$350,220   		$350,325
                               ================================================

Short-term borrowings          	 $	5,400    	 $	5,400    	 $	1,914   	 $	 1,914
                               ================================================

16. Tri City Bankshares Corporation (Parent Company Only) Financial Information

Balance Sheets
                                                         December 31
                                                   1996               1995
                                               --------------------------------
Assets
Cash on deposit with subsidiary bank           $  	205,631        $  	267,598
Investment in subsidiary                        44,494,845         40,238,480
Investment in affiliated bank                    1,558,642          1,457,466
Bank premises and equipment                      2,132,654          2,085,127
Other net assets                                   319,890            266,060
                                               --------------------------------
Total assets                                 		$48,711,662      		$44,314,731
                                               ================================

Stockholders' equity
Common stock                                 	 $	2,486,098      	 $	2,470,449
Additional paid-in capital                       8,750,861          8,372,997
Retained earnings                               37,437,024         33,363,037
Net unrealized gain on investment
  securities available-for-sale                     37,679            108,248
                                               --------------------------------
Total liabilities and stockholders' equity   		$48,711,662      		$44,314,731
                                               ================================

16. Tri City Bankshares Corporation (Parent Company Only) Financial Information (continued)


Statements of Income

                                              Year ended December 31
                                          1996          1995          1994
                                      -----------------------------------------
Income from subsidiary bank:
  Dividends                          	$	1,450,000  	$	1,150,000  	$	1,000,000
  Management fees                         492,000       510,000       507,600
  Rental income                           210,503       178,913       161,227
                                      -----------------------------------------
                                        2,152,503     1,838,913     1,668,827

Other income                               61,949       148,927        51,338

Expenses:
  Administrative and general              865,269       839,970       839,575
  Interest                                      -             -       116,583
                                      -----------------------------------------
                                          865,269       839,970       956,158
Income before income taxes and
  equity in undistributed net
  income of subsidiary and
  affiliated bank                       1,349,183     1,147,870       764,007
Income tax expense (benefit)              (30,000)        5,141       (33,200)
                                      -----------------------------------------
Income before equity in
  undistributed net income of
  subsidiary and affiliated bank        1,379,183     1,142,729       797,207
Equity in undistributed net
  income of subsidiary and
  affiliated bank                       4,428,110     4,207,849     4,079,607
                                      -----------------------------------------
Net income                           	$	5,807,293  	$	5,350,578  	$	4,876,814
                                      =========================================

16. Tri City Bankshares Corporation (Parent Company Only) Financial Information (continued)


Statements of Cash Flows
                                               Year ended December 31
                                       1996            1995            1994
                                  ---------------------------------------------
Operating activities:
Net income                        	$	5,807,293   	 $	5,350,578   	 $	4,876,814
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Provision for depreciation         103,419          87,377          78,758
    Equity in undistributed
    net income of subsidiary
    and affiliated bank             (4,428,110)     (4,207,849)     (4,079,607)
    Other                              (53,830)        (52,896)        (64,125)
                                  ---------------------------------------------
Net cash provided by operating
  activities                         1,428,772       1,177,210         811,840

Investing activities:
Net sales (purchases) of
  premises and equipment              (150,946)          2,380         (56,980)
                                  ---------------------------------------------
Net cash provided by (used in)
  investing activities                (150,946)          2,380         (56,980)

Financing activities:
Decrease in short-term borrowings            -               -      (2,000,000)
Sale of common stock                   393,513         294,245       1,971,654
Cash dividends                      (1,733,306)     (1,231,236)       (949,026)
                                  ---------------------------------------------
Net cash used in financing
  activities                        (1,339,793)       (936,991)       (977,372)
                                  ---------------------------------------------
Increase (decrease) in cash            (61,967)        242,599        (222,512)
Cash at beginning of year              267,598          24,999         247,511
                                  ---------------------------------------------
Cash at end of year                 	$	205,631     	 $	267,598    	   $	24,999
                                  =============================================

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                                           Three Months Ended
                          December 31   September 30    June 30      March 31
                          ------------------------------------------------------
                                 (In Thousands, Except for Per Share Data)
1996:
  Interest income           $7,811         $7,614        $7,443       $7,247
  Interest expense           2,630          2,706         2,691        2,618
  Net interest income        5,180          4,909         4,752        4,628
  Provision for loan losses     75             75            75           75
  Other income               1,465          1,521         1,491        1,463
  Other expense              4,245          4,426         4,367        4,309
  Income before income taxes 2,361          1,916         1,788        1,696
  Income tax expense           618            442           462          432
  Net income                 1,743          1,474         1,326        1,264
  Per common share:
    Net income                	.70           	.59          	.54         	.51


1995:
  Interest income           $7,318         $7,097        $6,771       $6,538
  Interest expense           2,579          2,486         2,336        2,067
  Net interest income        4,739          4,611         4,435        4,471
  Provision for loan losses     75             75            23           75
  Other income               1,474          1,422         1,315        1,769
  Other expense              4,129          4,095         4,172        4,082
  Income before income taxes 2,009          1,863         1,555        2,083
  Income tax expense           550            530           437          642
  Net income                 1,459          1,333         1,118        1,441
  Per common share:
    Net income                	.59           	.54          	.45         	.59

Report of Independent Auditors


Board of Directors
Tri City Bankshares Corporation

We have audited the accompanying consolidated balance sheets of Tri City Bankshares Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri City Bankshares Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
February 7, 1997

Shareholders interested in obtaining a copy of the Corporation's Annual Report to the Securities and Exchange Commission as filed on Form 10-K may do so at no cost by writing to:


Office of the Secretary
Tri City Bankshares Corporation
6400 South 27th Street
Oak Creek, Wisconsin 53154

                                 EXHIBIT 22

                          SUBSIDIARY OF REGISTRANT


             Name                                   Percentage of Shares Owned
             ----                                   --------------------------

       Tri City National Bank                                  100.0%

                                Exhibit 24

                      CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Tri City Bankshares Corporation of our report dated February 7, 1997, with respect to the consolidated financial statements of Tri City Bankshares Corporation, included in the Annual Report to Shareholders of Tri City Bankshares Corporation for the year ended December 31, 1996.

We also consent to the incorporation by reference in the Registration Statement (Form S-3) of Tri City Bankshares Corporation pertaining to the Automatic Dividend Reinvestment Plan of Tri City Bankshares Corporation and in the related Prospectus of our report dated February 7, 1997, with respect to the consolidated financial statements of Tri City Bankshares Corporation incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1996.



                                                    /s/ Ernst & Young


Milwaukee, Wisconsin
March 25, 1997