Form 10-Q
period 1997-03-31
TRI CITY BANKSHARES CORP
filed 1997-05-14
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                     Wisconsin                          39-1158740
              -----------------------------         ---------------------
             (State or other jurisdiction of       (IRS Employer ID Number)
              incorporation or organization)

                        6400 S. 27th Street, Oak Creek, WI  53154
                        -----------------------------------------
                        (Address of principal executive offices)


                                  (414) 761-1610
                                -------------------
                    (Registrant's phone number, including area code)


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

         The number of shares outstanding of $1.00 par value common stock, as of March 31, 1997: 2,491,157

                                   FORM 10-Q

                          TRI CITY BANKSHARES CORPORATION

                                     INDEX

                          PART I - FINANCIAL INFORMATION


                                                                Page #

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          March 31, 1997 and December 31, 1996                     3

          Consolidated Statements of Income
          for the Three Months ended March 31,
          1997 and 1996                                            4

          Consolidated Statements of Cash Flows
          for the Three Months ended March 31,
          1997 and 1996                                            5

          Notes to Unaudited Consolidated Financial
          Statements                                               6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                               8


                       Part II - Other Information

Items 1 - 6                                                       14

Signatures                                                        15

                            TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)


 ASSETS                                   March 31,             December 31,
                                            1997                   1996
                                     ----------------        ----------------
 Cash and due from banks            $    33,900,737         $    35,507,815
 Investment securities:
   Available-for-sale
   (at fair value)                       10,014,313              10,100,875
   Held-to-maturity (fair               108,776,725             115,374,235
   value of 1997 - 107,863,868
            1996 - 115,264,736)
 Loans                                  262,054,890             253,752,225
 Allowance for loan losses               (3,178,240)             (3,010,230)
                                     ----------------        ----------------
          NET LOANS                     258,876,650             250,741,995

 Premises and equipment                  18,734,427              18,918,098
 Other assets                             6,196,207               6,013,142
                                     ----------------        ----------------
                                    $   436,499,059         $   436,656,160
                                     ================        ================




 LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
   Non-interest bearing             $   106,113,098         $   103,807,536
   Interest bearing
    (over $100,000)                      22,922,000              22,037,030
   Interest bearing                     246,350,344             255,169,111
                                     ----------------        ----------------
     TOTAL DEPOSITS                     375,385,442             381,013,677
 Short-term borrowings:
   Federal funds purchased and
   securities sold under agree-
   ments to repurchase                    6,750,000               3,200,000
   Other                                  2,321,724               2,199,957
                                     ----------------        ----------------
                                          9,091,724               5,399,957
 Other Liabilities                        2,265,566               1,530,864
                                     ----------------        ----------------
    TOTAL LIABILITIES                   386,722,732             387,944,498
 Stockholders' equity:
   Cumulative preferred stock,
   par value -$1 per share
   Authorized-200,000 shares
   Issued and outstanding-none
 Common stock, par value
   $1 per share
   Authorized-5,000,000 shares
   Issued and outstanding:
   1997 - 2,491,157 shares;
   1996 - 2,486,098                       2,491,157               2,486,098
 Additional paid in capital               8,882,396               8,750,861
 Retained earnings                       38,415,333              37,437,024
 Net unrealized gains on
   investment securities
   available-for-sale                       (12,559)                 37,679
                                      ----------------        ---------------
    TOTAL STOCKHOLDERS' EQUITY           49,776,327              48,711,662
                                      ----------------        ---------------
                                     $  436,499,059          $  436,656,160
                                      ================        ===============



See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)



                                           1997              1996
                                           ----              ----
 Interest income:
   Loans, including fees              $  6,103,032      $  5,568,166
   Investment securities:
     Taxable                             1,148,648         1,059,221
     Exempt from federal
       income tax                          630,048           537,406
   Federal funds sold                          789           117,867
                                       -------------     -------------
       TOTAL INTEREST INCOME             7,882,517         7,282,660

 Interest expense:
   Deposits                              2,483,157         2,589,639
   Short-term borrowings                   176,132            28,491
                                       -------------     -------------
        TOTAL INTEREST EXPENSE           2,659,289         2,618,130
                                       -------------     -------------
        NET INTEREST INCOME              5,223,228         4,664,530
 Provision for loan losses                (150,000)          (75,000)
                                       -------------     -------------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES        5,073,228         4,589,530

 Other income:
   Service charge income                   793,988           820,961
   Rental income                           218,755           229,833
   Other                                   383,541           364,647
                                       -------------     -------------
        TOTAL OTHER INCOME               1,396,284         1,415,441

 Other expense:
   Salaries and employee benefits        2,492,037         2,285,621
   Net occupancy                           659,867           668,446
   Equipment                               320,933           319,820
   Data processing                         142,740           139,011
   Advertising                             110,847            92,579
   Regulatory Agency Assessments            33,267            23,808
   Office Supplies                         134,749           129,938
   Other                                   530,166           649,782
                                       -------------     -------------
        TOTAL OTHER EXPENSE              4,424,606         4,309,005
                                       -------------     -------------
 Income before income taxes              2,044,906         1,695,966
 Provision for income taxes                538,300           432,250
                                       -------------     -------------
        NET INCOME                    $  1,506,606      $  1,263,716
                                       =============     =============

 Per share data:
   Net income                         $       0.61      $       0.51

   Average shares outstanding            2,489,921         2,473,693


See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)


                                               1997             1996
                                               ----             ----
 OPERATING ACTIVITIES
   Net income                             $  1,506,606     $  1,263,716
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Proceeds from sale of loans
       held for sale                         1,637,757        1,581,513
      Origination of loans held
       for sale                             (1,637,757)      (1,581,513)
      Amortization of investment
       securities premiums and
       accretion of discounts                   40,913           81,064
      Provision for loan losses                150,000           75,000
      Provision for depreciation               414,357          379,821
      Decrease in interest receivable         (260,474)        (180,675)
      Increase in interest payable             539,707          553,371
      Other                                    299,404          (16,923)
                                           -------------    -------------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                   2,690,513        2,155,374

 INVESTING ACTIVITIES
   Available for Sale:
     Proceeds from maturities
      and redemptions of
      investment securities                          0        2,500,000
   Held to Maturity:
     Proceeds from maturities
      and redemptions of
      investment securities                  5,755,101        6,141,035
     Purchase of investment
      securities                                     0       (6,997,530)
     Net increase in loans                  (7,473,834)      (1,923,806)
     Purchases of premises and
      equipment                               (230,686)        (305,975)
                                           -------------    -------------
      NET CASH (USED) PROVIDED
      BY INVESTING ACTIVITIES               (1,949,419)        (586,276)

 FINANCING ACTIVITIES
   Sale of Common Stock                        136,594           99,417
   Net increase (decrease) in deposits      (5,628,235)      10,081,368
   Net decrease in short-term
    borrowings                               3,671,767          106,617
   Cash dividends                             (528,297)        (432,330)
                                           -------------    -------------
      NET CASH (USED) PROVIDED BY
      FINANCING ACTIVITIES                  (2,348,171)       9,855,072
                                           -------------    -------------
      INCREASE IN CASH AND
      CASH EQUIVALENTS                      (1,607,078)      11,424,170
   Cash and cash equivalents at the
    beginning of the period                 35,507,815       34,725,066
                                           -------------    -------------
      CASH AND CASH EQUIVALENTS AT
      THE END OF THE PERIOD               $ 33,900,738     $ 46,149,236
                                           =============    =============


See Notes to Unaudited Consolidated Financial Statements.

                          TRI CITY BANKSHARES CORPORATION

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    (A) BASIS OF PRESENTATION

        The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted

        accounting principles for interim financial information and with the instructions to form 10Q and Article 10 of Regulation

        5-X.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting

        Principles for complete financial statements.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City")

        for the year ended December 31, 1996.  The December 31, 1996 financial information included herein is derived from the

        December 31, 1996 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.


        In the opinion of Tri City's management, the accompanying

        unaudited consolidated financial statements contain all

        adjustments consisting of normal recurring accruals,

        necessary to present fairly Tri City's financial position as of March 31, 1997 and the results of its operations and cash flows for the three month period ended March 31, 1997 and

        1996.  The operating results for the first three months of

        1997 are not necessarily indicative of the results which may be expected for the entire 1997 fiscal year.

    (B) EARNINGS PER SHARE

        In February, 1997, the Financial Accounting Standards Board issued

        Statement No. 128, "Earnings per Share" (Statement 128), which is required to be adopted on December 31, 1997.  Statement 128 may not be adopted early.  Statement 128 modifies the calculation of earnings per share for companies with common stock equivalents such as stock options and other potentially dilutive securities.  As Tri City does not have any common stock equivalents or other potentially dilutive securities outstanding, the adoption of Statement 128 is not expected to be material.

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

      Factors which may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities: (i) lower than anticipated loan and deposit growth due to a variety of factors, including changes in the interest rate environment and an increase in competitive pressures in the banking and financial services industry; (ii) insufficient reserves for loan losses; (iii) poorer than expected general economic conditions; (iv)

      legislation or regulatory changes which adversely affect the banking industry; and (v) other unanticipated occurrences.

   CHANGES IN FINANCIAL POSITION

      During the first quarter of 1997, Tri City Bankshares Corporation (the

      Corporation ) decreased in net assets by $157,000 compared to an increase during the first quarter of 1996 of $11.8 million (3.0%).  In the first three months of 1997, $6.6 million of investment securities matured or were called and management decided not to replace them since time deposits of $8.8 million also matured. Since interest rates have slowly begun to rise, investors have started to look for more lucrative instruments in which to place their funds from maturing time deposits in order to obtain the best yield possible.  Loans increased $8.3 million

      (3.3%) during the first three months of 1997 compared to an increase of

      $1.9 million (0.8%) during the first three months of 1996.  Loan demand during the first quarter of 1997 has increased and management has endeavored to meet this demand while still maintaining the high quality of the Corporation s loan portfolio.  Management has continued to monitor the Corporation s loan portfolio and thus has determined that the reserve for loan losses is adequate; however, with new loans being added and the large charge-off in 1996, a decision was made to increase the loan loss provision in the quarter ended March 31, 1997 to  maintain the reserve at

      1.25% of total loans.


      Deposits for the first three months of 1997 have decreased $5.6 million

      (1.5%) compared to an increase of $10.1 million (2.9%) during the first three months of 1996.  The outward flow of funds from matured time deposits is the principal reason for this decline.  Management feels that they can attract new deposit growth as well as loan demand with the opening of a new banking location at Clarke Square located in Milwaukee,

      Wisconsin.    The Federal Reserve recently raised the discount rate which may eventually increase the rates paid on deposits, as a result,

      management feels that growth in deposits will be good due to such changes in the rates.  Total borrowings for the Corporation increased $3.7 million (68.0%) during the first three months of 1997 compared to an increase of $106,600 (5.6%) during the first three months of 1996.

   LIQUIDITY

      Management of the Corporation has always strived to maintain a strong liquidity position through monitoring the correlation between interest earning assets and interest bearing liabilities.  Fluctuations in interest rates can be the main cause for the flow of funds either into or out of a financial institution.  As interest rates rise, depositors want to acquire the best yield that they can and thus deposits may increase,

      while as rates decrease the demand for loans often times increases substantially.  Management has been diligent in maintaining a low borrowing position for the Corporation so that as these fluctuations occur, the Corporation can respond more readily to these changes.

   CAPITAL RESOURCES

      On January 19, 1997, a new banking facility was opened inside a Pick  n

      Save food store located at Clarke Square on the near south side of

      Milwaukee, Wisconsin.  The cost of this facility was considered nominal and was borne by the Corporation s banking subsidiary.  This new banking branch will add to the growth of the Corporation and help establish the banking subsidiary within the inner boundaries of Milwaukee.


      There are no additional plans for major capital expenditures for the remainder of 1997.  Management, however, will seriously consider any opportunities which may present themselves for the growth and profitability of the Corporation.

   RESULTS OF OPERATIONS

      For the quarter ended March 31, 1997, the Corporation reported net income of $1,506,606, an increase of $242,900 (19.2%) from the $1,263,716 reported in the quarter ended March 31, 1996.  This increase can be attributed primarily to the increase in new loans.  Interest income and fees on loans increased $534,900 (9.6%) in the first three months of 1997 compared to an increase of $464,100 (9.1%) in the first three months of

      1996.  Loan demand has increased for 1997 and management has worked hard to comply with this demand while not jeopardizing the quality of the entire loan portfolio.


      Investment security interest income has also increased $182,100 (11.4%)

      in the first three months of 1997 compared to an increase of $166,100

      (11.6%) during the first quarter of 1996.  Although investment security balances decreased $6.6 million, the average yield on the remaining securities is higher than the rate paid on the maturing securities.

      Management does not want to borrow in order to replace securities which have matured.


      In the first quarter of 1997 interest expense increased $41,200 (1.6%)

      compared to an increase of $637,100 (32.6%) in the first quarter of 1996.

      Approximately $8.8 million in time deposits matured during the first three months of 1997.  Time deposits are generally one of the more expensive interest bearing liabilities.  The decline in interest expense on deposit accounts was offset by an increase in interest expense on

      Federal Funds Purchased and Securities Sold under Agreements to

      Repurchase.

      Other income decreased $19,200 (1.4%) in the first quarter of 1997 compared to a decrease of 314,500 in the first quarter of 1996.  Other expenses increased $115,600 (2.7%) during the first three months of 1997 compared to an increase of $226,000 (5.5%) during the same period in

      1996.  A refund of approximately $86,000 was received in January for land cleanup performed at foreclosed property in 1995.  One new branch location was also opened in January of 1997 and expenses were recorded in the first quarter of 1997 while none were recorded during the same period of 1996.

  A summarized change in income for the quarters appears below :

  Three Months Ended                   March 31,      March 31,        1997
                                        1997           1996        Over(Under)
                                    (Unaudited)    (Unaudited)        1996
                                   -------------  -------------  -------------
  Revenue and Expenses:(000 s)
   Interest Income                   $ 7,882        $ 7,283         $  599
   Less: Interest Expense              2,659          2,618             41
                                      -------        -------         ------
         Net Interest Income           5,223          4,665            558
         Provision for Loan Loss         150             75             75
         Other Operating Expense
          Net of Other Operating
          Revenues                     3,028          2,894            134
                                      -------        -------         ------
         Income Before Income Taxes    2,045          1,696            349
         Tax Provision                   538            432            106
                                      -------        -------         ------
         NET INCOME                  $ 1,507        $ 1,264         $  243
                                      =======        =======         ======


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

      4.0% to 5.0%.


      As of March 31, 1997, the Corporation has attained a tier 1 capital ratio of 17.36%, total risk-based capital ratio of 18.47% and a leverage ratio of 11.57%.

                        PART II - OTHER INFORMATION

     Item 1   Legal Proceedings
                None

     Item 2   Changes in Securities
                None

     Item 3   Defaults Upon Senior Securities
                None

     Item 4   Submission of Matters to a Vote of Security Holders
                None

     Item 5   Other Information
                None

     Item 6   Exhibits and Reports on Form 8-K
               (a)   Exhibits

                     Exhibit Number                          Description
                     --------------                    ------------------------
                           27                          Financial Data Schedule

               (b)   Form 8-K

                       Tri City did not file any reports on form 8-K during the three month period ended March 31, 1997.

                                SIGNATURES




           Pursuant to the requirements of the Securities Exchange Act of

           1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TRI CITY BANKSHARES CORPORATION



  DATE: May 10, 1997                           /s/Henry Karbiner, Jr.
        -------------------                    ----------------------------
                                                  Henry Karbiner, Jr.
                                                  Executive Vice President,
                                                  Secretary/Treasurer




  DATE: May 10, 1997                           /s/Thomas W. Vierthaler
        --------------------                   ----------------------------
                                                  Thomas W. Vierthaler
                                                  Vice President and Comptroller
                                                  (Chief Accounting Officer)