Form 10-Q
period 1997-06-30
TRI CITY BANKSHARES CORP
filed 1997-08-14
CIK 313337

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                         Commission file number 0-9785

                        TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                            39-1158740
         -----------------------------           ----------------------
        (State or other jurisdiction of         (IRS Employer ID Number)
         incorporation or organization)

                  6400 S. 27th Street, Oak Creek,  WI  53154
                  ------------------------------------------
                   (Address of principal executive offices)


                                 (414) 761-1610
                              --------------------
                (Registrant's phone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES  X
         -----
       NO
         -----

    The number of shares outstanding of $1.00 par value common stock, as of June 30, 1997: 2,495,239

    FORM 10-Q

    TRI CITY BANKSHARES CORPORATION

    INDEX

    PART I - FINANCIAL INFORMATION


                                                                      Page #

    Item 1       Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of
                 June 30, 1997 and December 31, 1996                    3

                 Consolidated Statements of Income
                 for the Three Months ended June 30,
                 1997 and 1996                                          4

                 Consolidated Statements of Income
                 for the Six Months ended June 30,
                 1997 and 1996                                          5

                 Consolidated Statements of Cash Flows
                 for the Six Months ended June 30, 1997
                 and 1996                                               6

                 Notes to Unaudited Consolidated Financial
                 Statements                                             7

    Item 2       Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                             9


    PART II - OTHER INFORMATION


    Items 1 - 6                                                       16

    Signatures                                                        20

                                  TRI CITY BANKSHARES CORPORATION
                              CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                   June 30,                December 31,
                                           1997                      1996
                                      -------------             -------------
Cash and due from banks              $  34,976,502             $  35,507,815
Federal funds sold                       5,375,000                         0
                                      -------------             -------------
Cash and cash equivalents               40,351,502                35,507,815
Investment securities:
  Available-for-sale (at fair value)     9,927,688                10,100,875
  Held-to-maturity (fair value of
         1997 - 105,581,113
         1996 - 115,264,736)           106,657,301               115,374,235
Loans                                  261,582,305               253,752,225
Allowance for loan losses               (3,294,163)               (3,010,230)
                                      -------------             -------------
      NET LOANS                        258,298,142               250,741,995

Premises and equipment                  18,533,505                18,918,098
Other assets                             5,941,004                 6,013,142
                                      -------------             -------------
                                     $ 439,699,142             $ 436,656,160
                                      =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing               $ 111,527,047             $ 103,807,536
  Interest bearing (over $100,000)      25,756,000                22,037,030
  Interest bearing                     244,754,350               255,169,111
                                      -------------             -------------
      TOTAL DEPOSITS                   382,037,397               381,013,677
Short-term borrowings:
  Federal funds purchased
    and securities sold under
    agreements to repurchase                     0                 3,200,000
  Other                                  5,244,910                 2,199,957
                                      -------------             -------------
                                         5,244,910                 5,399,957
Other Liabilities                        1,522,463                 1,530,864
                                      -------------             -------------
    TOTAL LIABILITIES                  388,804,770               387,944,498
Stockholders' equity:
  Cumulative preferred stock,
    par value-$1 per share
    authorized - 200,000 shares
    issued and outstanding-none
    Common stock, par value-$1
    per share authorized-5,000,000
    shares Issued and outstanding:
          1997 - 2,495,239 shares;
          1996 - 2,486,098               2,495,239                 2,486,098
Additional paid in capital               8,990,580                 8,750,861
Retained earnings                       39,470,912                37,437,024
Net unrealized gains (losses) on
  investment securities
  available-for-sale                       (62,359)                   37,679
                                      -------------             -------------
    TOTAL STOCKHOLDERS' EQUITY          50,894,372                48,711,662
                                      -------------             -------------
                                     $ 439,699,142             $ 436,656,160
                                      =============             =============

See Notes to Unaudited Consolidated Financial Statements.

                                  TRI CITY BANKSHARES CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                           FOR THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                           (UNAUDITED)


                                           1997                     1996
                                      -------------             -------------
Interest income:
  Loans, including fees              $   6,225,592             $   5,638,531
  Investment securities:
    Taxable                              1,079,038                 1,056,745
    Exempt from federal income tax         696,925                   607,289
  Federal funds sold                         6,736                   175,782
                                      -------------             -------------
      TOTAL INTEREST INCOME              8,008,291                 7,478,347

Interest expense:
  Deposits                               2,523,668                 2,675,422
  Short-term borrowings                    121,618                    15,283
                                      -------------             -------------
      TOTAL INTEREST EXPENSE             2,645,286                 2,690,705
                                      -------------             -------------
      NET INTEREST INCOME                5,363,005                 4,787,642
Provision for loan losses                 (150,000)                  (75,000)
                                      -------------             -------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES          5,213,005                 4,712,642

Other income:
  Service charge income                    883,513                   842,634
  Rental income                            217,322                   204,387
  Other                                    452,792                   395,760
                                      -------------             -------------
      TOTAL OTHER INCOME                 1,553,627                 1,442,781

Other expense:
  Salaries and employee benefits         2,520,037                 2,299,493
  Net occupancy                            632,831                   612,428
  Equipment                                303,633                   301,136
  Data processing                          167,823                   136,653
  Advertising                              115,436                   118,852
  Regulatory Agency Assessments             39,148                    24,819
  Office Supplies                          117,599                   136,163
  Other                                    687,475                   737,516
                                      -------------             -------------
      TOTAL OTHER EXPENSE                4,583,982                 4,367,060
                                      -------------             -------------
Income before income taxes               2,182,650                 1,788,363
Provision for income taxes                 597,700                   462,350
                                      -------------             -------------
      NET INCOME                     $   1,584,950             $   1,326,013

Per share data:
    Net income                       $        0.64             $        0.54

    Average shares outstanding           2,493,849                 2,477,376

See Notes to Unaudited Consolidated Financial Statements.

                                  TRI CITY BANKSHARES CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                            FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                           (UNAUDITED)


                                           1997                      1996
                                      -------------             -------------
Interest income:
  Loans, including fees              $  12,328,624            $   11,206,697
  Investment securities:
    Taxable                              2,227,686                 2,115,966
    Exempt from federal income tax       1,326,973                 1,144,695
  Federal funds sold                         7,525                   293,649
                                      -------------             -------------
      TOTAL INTEREST INCOME             15,890,808                14,761,007

Interest expense:
  Deposits                               5,006,825                 5,265,061
  Short-term borrowings                    297,750                    43,774
                                      -------------              ------------
      TOTAL INTEREST EXPENSE             5,304,575                 5,308,835
                                      -------------              ------------
      NET INTEREST INCOME               10,586,233                 9,452,172
Provision for loan losses                 (300,000)                 (150,000)
                                      -------------              ------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES         10,286,233                 9,302,172
Other income:
  Service charge income                  1,677,501                 1,663,595
  Rental income                            436,077                   434,220
  Other                                    836,333                   760,407
                                      -------------             -------------
      TOTAL OTHER INCOME                 2,949,911                 2,858,222

Other expense:
  Salaries and employee benefits         5,012,074                 4,585,114
  Net occupancy                          1,292,698                 1,280,874
  Equipment                                624,566                   620,956
  Data processing                          310,563                   275,664
  Advertising                              226,283                   211,431
  Regulatory Agency Assessments             72,415                    48,127
  Office Supplies                          252,348                   267,084
  Other                                  1,217,641                 1,386,815
                                      -------------             -------------
      TOTAL OTHER EXPENSE                9,008,588                 8,676,065
                                      -------------             -------------
Income before income taxes               4,227,556                 3,484,329
Provision for income taxes               1,136,000                   894,600
                                      -------------             -------------
      NET INCOME                     $   3,091,556             $   2,589,729

Per share data:
    Net income                       $        1.24             $        1.05
    Common stock investment          $       20.42             $       18.62
    Dividends                        $       0.425             $       0.350
    Average shares outstanding           2,491,896                 2,475,534


See Notes to Unaudited Consolidated Financial Statements.

                                  TRI CITY BANKSHARES CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                           (UNAUDITED)

                                           1997                      1996
                                      -------------             -------------
OPERATING ACTIVITIES
  Net income                         $   3,091,556             $   2,589,729
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Proceeds from sale of loans
     held for sale                       3,093,017                 3,409,463
    Origination of loans held
     for sale                           (3,093,017)               (3,409,463)
    Amortization of investment
      securities premiums and
      accretion of discounts                94,151                   145,414
    Provision for loan losses              300,000                   150,000
    Provision for depreciation             828,714                   796,187
    Increase (decrease) in
      interest receivable                   51,373                  (362,121)
    Increase in interest payable            50,297                    88,918
    Other                                   16,566                  (148,344)
                                      -------------             -------------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES               4,432,657                 3,259,783
INVESTING ACTIVITIES
  Available for Sale:
    Proceeds from maturities and
      redemptions of investment
      securities                                 0                 2,500,000
  Held to Maturity:
    Proceeds from maturities and
      redemptions of investment
      securities                         9,991,432                16,297,884
  Purchase of investment securities     (1,350,000)              (30,341,691)
  Net increase in loans                 (7,846,147)               (6,366,824)
  Purchases of premises and equipment     (444,121)                 (559,941)
                                      -------------             -------------
      NET CASH USED BY INVESTING
        ACTIVITIES                         351,164               (18,470,572)
FINANCING ACTIVITIES
  Sale of Common Stock                     248,860                   196,311
  Net increase in deposits               1,023,720                17,512,380
  Net (decrease) increase in
    short-term borrowings                 (155,047)                1,141,808
  Cash dividends                        (1,057,667)                 (865,188)
                                      -------------             -------------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                59,866                17,985,311
                                      -------------             -------------
      INCREASE IN CASH AND
        CASH EQUIVALENTS                 4,843,687                 2,774,522
  Cash and cash equivalents at the
    beginning of the period             35,507,815                34,725,066
                                      -------------             -------------
      CASH AND CASH EQUIVALENTS AT
      THE END OF THE PERIOD          $  40,351,502             $  37,499,588
                                      =============             =============


See Notes to Unaudited Consolidated Financial Statements.

                                  TRI CITY BANKSHARES CORPORATION
                       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and

    Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the financial statements and the notes thereto incorporated by reference in the Annual Report on Form 10-K  of Tri

    City Bankshares Corporation ("Tri City") for the year ended December 31,

    1996.  The December 31, 1996 financial information included herein is derived from the December 31, 1996 Consolidated Balance Sheet of Tri City

    which is incorporated by reference in the aforesaid Annual Report on Form

    10-K.  In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of June 30, 1997 and the results of its operations and cash flows for the three month and six month periods ended June 30, 1997 and

    1996.  The operating results for the first six months of 1997 are not necessarily indicative of the results which may be expected for the entire

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

                                  TRI CITY BANKSHARES CORPORATION
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATION


The following discussion contains certain  "forward-looking statements,"

including statements concerning objectives and future events of performance, and other statements which are other than historical fact.  Factors which may cause actual results to differ materially from those contemplated by such forward-

looking statements include, but are not limited to, the following possibilities:

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


CHANGES IN FINANCIAL POSITION


Net assets of Tri City Bankshares Corporation (the  "Corporation" ) increased

$3.0 million (0.7%) during the first six months of 1997 compared to an increase of $20.4 million (5.1%) during the first six months of 1996.  The Corporation was able to attract additional deposits to replace matured time deposits and place these funds into loans rather than purchase investment securities.  The demand for loans has increased during 1997 and management can achieve a better yield on loans than investment securities.  Federal funds sold increased $5.4 million during the first half of 1997 compared to an increase of $7.0 million during the first half of 1996. Management will invest in Federal funds for the short term until investments (Securities or Loans) can provide an attractive yield while not jeopardizing the Corporation's portfolios can be found.


Investment securities decreased $8.7 million (7.6%) during the first six months of 1997 compared to an increase of $10.7 million (9.7%) during the first six months of 1996, because management has not found investment securities which can provide a yield which is comparable or better than the yield attained on loans,

as a result, management has channeled funds into the loan portfolio.  During the first six months of 1997 loans have increased $7.8 million (3.1%) compared to an increase of 6.7 million (2.9%) during the first six months of 1996.  Management has set high standards for its review of loans.  This approach has limited the growth of the loan portfolio, but has also helped to keep the Corporation's ratio of non-performing loans to total loans at 0.28% as of June 30, 1997.  The reserve for loans was reduced at the end of 1996 by the charge-off of a non-

performing loan deemed to be uncollectible.  Management has thus increased the provision for loan losses during 1997 in order to build the reserve and maintain it at approximately 1.25% of total loans.


There has been no expansion or major remodeling to premises and equipment during

1997, and none are planned for the remaining of the year.  The decrease in premises and equipment can be attributed to depreciation expense on existing buildings and equipment.  There have been no unusual changes in other assets.

Deposits during the first half of 1997 increased $1.0 million (0.3%) compared to an increase of $17.5 million (5.0%) during the first half of 1996.  Interest bearing deposits declined $6.7 million, while non-interest bearing deposits increased by $7.7 million during the first six months of 1997.  The Corporation is trying to be competitive and offer comparable rates to depositors.


Stockholder's equity has increased $2.2 million (4.5%) for the first six months of 1997 compared to an increase of $1.8 million (4.0%) in the first six months of 1996.  This continued strong growth has strengthened the Corporation and also persuaded the Board of Directors to again increase the quarterly dividend from

$0.175 per share in 1996 to $0.2125 per share in 1997.


LIQUIDITY


Management of the Corporation has strived to maintain a strong liquidity position through monitoring the correlation between interest earning assets and interest bearing liabilities.  Fluctuations in interest rates can be the main cause for the flow of funds either into or out of a financial institution.  As interest rates rise, depositors seek increased yield's and thus deposits may increase, while as rates decrease the demand for loans often increases substantially.  Management has been diligent in maintaining a low borrowing position for the Corporation so that as these fluctuations occur, the

Corporation can respond more readily to these changes.

CAPITAL RESOURCES


On January 19, 1997, a new banking facility was opened inside a Pick'n Save food store located at Clarke Square on the near south side of Milwaukee, Wisconsin.

The cost of this facility was considered nominal and borne by the Corporation's banking subsidiary.  The Corporation expects this new banking branch to add to the growth of the Corporation and help establish a banking subsidiary within the inner boundaries of Milwaukee.


Currently, there are no additional plans for major capital expenditures for the remainder of 1997.  Management, however, will consider any opportunities which may present themselves for the growth and profitability of the Corporation.


RESULTS OF OPERATIONS


The Corporation s net income for the quarter ended June 30, 1997 increased

$259,000 (19.5%) compared to an increase of $208,000 (18.6%) during the same period in 1996.  Since loan demand has increased, loan interest income and fees on loans increased $587,000 (10.4%) in the second quarter of 1997 compared to an increase of $334,000 (6.3%) in the second quarter of 1996.  Management has made an effort to increase the loan portfolio with sound loans which will increase the Corporation s profitability without exposing it to undo risk.


Investment security interest income, excluding Federal Funds sold, increased

$112,000 (6.7%) for the second quarter of 1997 compared to an increase of

$283,000 (20.5%) for the second quarter of 1996.  Even though investment security balances have declined for 1997, interest income on investment securities has increased due to the higher yield attained on securities purchased during the latter part of 1996.  Interest income on federal funds sold decreased $169,000 (96.2%) during the second quarter of 1997 compared to an increase of $52,000 (41.9%) during the second quarter of 1996.  The Corporation was in a borrowed position for most of 1997 and did not have excess funds to sell on the federal funds market until the end of the second quarter.


Interest expense on deposits has decreased $152,000 (5.7%) during the three months ended June 30, 1997 compared to an increase of $365,000 (15.8%) during the three months ended June 30, 1996.  The movement of funds from time deposits

(high yield) to savings deposits (low yield) accounts for this decline in deposit interest expense.  Yields on savings accounts average 2.5% while the yield on other time deposits (Certificates of Deposit) average approximately

5.5%.  Interest expense on short term borrowings increased $106,000 (696.0%) in the second quarter of 1997 compared to a decrease of $10,000 (40.2%) in the second quarter of 1996.  The Corporation was in a borrowed position for most of

1997 as stated earlier.


Total other income increased $111,000 (7.7%) during the second quarter of 1997 compared to an increase of $167,000 (13.1%) during the second quarter of 1996.

The primary increase came from service charge income and Automatic Teller

Machine (ATM) income.  Total other expenses increased $217,000 (5.0%) in the second quarter of 1997 compared to an increase of $195,000 (4.7%) in the second quarter of 1996.

A summarized change in income for the quarters appears below :

Three Months Ended                   June 30,        June 30,          1997
                                       1997            1996         Over(Under)
                                   (Unaudited)     (Unaudited)         1996
                                  -------------   -------------   -------------
Revenue and Expenses:  (000 s)
  Interest Income                    $ 8,008         $ 7,478         $  530
  Less: Interest Expense               2,645           2,691           ( 46)
                                  -------------   -------------   -------------
        Net Interest Income            5,363           4,787            576
        Provision for Loan Loss          150              75             75
        Other Operating Expense
          Net of Other Operating
          Revenues                     3,030           2,924            106
                                  -------------   -------------   -------------
        Income Before
          Income Taxes                 2,183           1,788            395
  Tax Provision                          598             462            136
                                  -------------   -------------   -------------
     NET INCOME                      $ 1,585         $ 1,326         $  259
                                      =======         =======         =======


The Corporation s net income increased $502,000 (19.4%) during the first six months of 1997 compared to an increase of $31,000 (1.2%) during the first six months of 1996.  This increase can be attributed primarily to interest income and fees on new loans made during the first half of 1997.


Total interest income increased $1.1 million (7.7%) in the first six months of

1997 compared to an increase of $1.4 million (10.3%) in the first six months of

1996.  Interest income on investment securities accounted for only $294,000 of the total increase in the first six months of 1997, not including federal funds sold.  Total interest expense however, decreased $4,000 (0.01%) during the first half of 1997 compared to an increase of $906,000 (20.6%) during the same period in 1996.  The switch of funds from certificates of deposits due to maturities,

to regular savings deposits accounts for this difference due to the lower yields paid on savings deposits.

Total other expense net of total other income increased $241,000 (4.1%) during the first six months of 1997 compared to an increase of $569,000 (10.8%) during the first six months of 1996.  Management has been trying hard to keep expenses in line in order to maximize income without having to initiate or raise fees on services offered to the bank customer.


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


As of June 30, 1997, the Corporation has attained a tier 1 capital ratio of

17.95%, a total risk-based capital ratio of 19.11% and a leverage ratio of

11.83%.

PART II - OTHER INFORMATION


    Item 1   Legal Proceedings
             None

    Item 2   Changes in Securities
             None

    Item 3   Defaults Upon Senior Securities
             None

    Item 4   Submission of Matters to a Vote of Security Holders

             On June 11, 1997, Tri City Bankshares Corporation held its annual stockholders meeting. The only item held for a vote of stockholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 2,116,836, which represented approximately 85.0% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

             Director's Name:     Frank Bauer
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     Sanford Fedderly
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     William Gravitter
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     Henry Karbiner, Jr.
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     Christ Krantz
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     Rudie Lauterbach
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     William McGovern
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     Robert Orth
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     Ronald K. Puetz
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     John Rupcich
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     David Ulrich, Sr.
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     David Ulrich, Jr.
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     William Werry
                For               2,113,565
                Against           0
                Withheld          3,271
                Abstain           0
                Broker Non-Vote   0

             Director's Name:     Scott A. Wilson
                For               2,113,285
                Against           0
                Withheld          3,551
                Abstain           0
                Broker Non-Vote   0

             No other matters were voted on at the annual meeting.

    Item 5   Other Information
             None

    Item 6   Exhibits and Reports on Form 8-K

             (a) Exhibits

                 Exhibit Number                   Description
                 --------------                   -----------
                       27                         Financial Data Schedule

             (b) Form 8-K

                 Tri City did not file any reports on form 8-K during the three month period ended June 30, 1997.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRI CITY BANKSHARES CORPORATION






DATE:  August 11, 1997                           /s/Henry Karbiner, Jr.
       --------------------                      ------------------------------
                                                 Henry Karbiner, Jr.
                                                 Executive Vice President,
                                                 Secretary/Treasurer



DATE:  August 11, 1997                           /s/Thomas W. Vierthaler
       --------------------                      -----------------------------
                                                 Thomas W. Vierthaler
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

                                  EXHIBIT INDEX



         Exhibit Number                                 Description
         --------------                                 -----------
               27                                       Financial Data Schedule