Form 10-Q
period 1997-09-30
TRI CITY BANKSHARES CORP
filed 1997-11-13
CIK 313337

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                           EXCHANGE ACT OF 1934

                       Commission file number 0-9785

                      TRI CITY BANKSHARES CORPORATION
                      -------------------------------
           (Exact name of registrant as specified in its charter)

              Wisconsin                                 39-1158740
              ---------                                 ----------
     (State or other jurisdiction of             (IRS Employer ID Number)
      incorporation or organization)

                 6400 S. 27th Street, Oak Creek, WI  53154
                 -----------------------------------------
                  (Address of principal executive offices)


                           (414) 761-1610
                           --------------
          (Registrant's phone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----   -----

The number of shares outstanding of $1.00 par value common stock, as of September 30, 1997: 2,499,123.

                                    FORM 10-Q

                          TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                       Page #
Item 1       Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             September 30, 1997 and December 31, 1996                     3

             Consolidated Statements of Income
             for the Three Months ended September 30,
             1997 and 1996                                                4

             Consolidated Statements of Income
             for the Nine Months ended September 30,
             1997 and 1996                                                5

             Consolidated Statements of Cash Flows
             for the Nine Months ended September 30, 1997
             and 1996                                                     6

             Notes to Unaudited Consolidated Financial
             Statements                                                   7

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                   9

Item 3       Quantitative and Quantitative
             Market Risk Disclosure                                      16

PART II - OTHER INFORMATION


             Items 1 - 6                                                 17

             Signatures                                                  18

                          TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS:                                September 30,             December 31,
                                           1997                     1996
                                       -------------            -------------
Cash and due from banks                $  27,132,683            $  35,507,815
Federal funds sold                        56,800,000                        0
                                       -------------            -------------
Cash and cash equivalents                 83,932,683               35,507,815
Investment securities:
  Available-for-sale (at fair value)       7,992,671               10,100,875
  Held-to-maturity (fair value of
       1997 - 105,558,067
       1996 - 115,264,736)               105,238,984              115,374,235
Loans                                    255,795,763              253,752,225
Allowance for loan losses                 (3,402,445)              (3,010,230)
                                       -------------            -------------
       Net Loans                         252,393,318              250,741,995

Premises and equipment                    18,314,167               18,918,098
Other assets                               6,552,072                6,013,142
                                       -------------            -------------
       TOTAL ASSETS                    $ 474,423,895            $ 436,656,160
                                       =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Non-interest bearing                 $ 115,199,983            $ 103,807,536
  Interest bearing (over $100,000)        25,892,000               22,037,030
  Interest bearing                       243,502,283              255,169,111
                                       -------------            -------------
    Total Deposits                       384,594,266              381,013,677
Short-term borrowings:
  Federal funds purchased and
    securities sold under agreements
    to repurchase                         29,400,000                3,200,000
  Other                                    5,648,887                2,199,957
                                       -------------            -------------
                                          35,048,887                5,399,957
Other Liabilities                          2,574,452                1,530,864
                                       -------------            -------------
    TOTAL LIABILITIES                    422,217,605              387,944,498
Stockholders' equity:
 Cumulative
   Preferred stock, par value -
     $1 per share authorized -
     200,000 shares issued and
     outstanding-none
   Common stock, par value-
     $1 per share authorized-
     5,000,000 shares Issued and
     outstanding:
     1997 - 2,499,123 shares;
     1996 - 2,486,098                      2,499,123                2,486,098
Additional paid in capital                 9,097,193                8,750,861
Retained earnings                         40,625,363               37,437,024
Net unrealized gains (losses) on
  investment securities available-
  for-sale                                   (15,389)                  37,679
                                       -------------            -------------
    TOTAL STOCKHOLDERS' EQUITY            52,206,290               48,711,662
                                       -------------            -------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $ 474,423,895            $ 436,656,160
                                       =============            =============

See Notes to Unaudited Consolidated Financial Statements.

                          TRI CITY BANKSHARES CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (UNAUDITED)


                                           1997                     1996
                                       -------------            -------------
Interest income:
  Loans, including fees                $   6,216,480            $   5,756,065
  Investment securities:
    Taxable                                1,128,370                1,180,946
    Exempt from federal income tax           549,299                  642,852
  Federal funds sold                         239,176                   70,144
                                       -------------            -------------
      TOTAL INTEREST INCOME                8,133,325                7,650,007

Interest expense:
  Deposits                                 2,629,385                2,661,749
  Short-term borrowings                       28,623                   44,077
                                       -------------            -------------
      TOTAL INTEREST EXPENSE               2,658,008                2,705,826
                                       -------------            -------------
      NET INTEREST INCOME                  5,475,317                4,944,181
Provision for loan losses                   (150,000)                 (75,000)
                                       -------------            -------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES            5,325,317                4,869,181

Other income:
  Service charge income                      908,408                  866,230
  Rental income                              226,404                  226,222
  Other                                      506,729                  380,587
                                       -------------            -------------
      TOTAL OTHER INCOME                   1,641,541                1,473,039

Other expense:
  Salaries and employee benefits           2,537,224                2,336,659
  Net occupancy                              646,042                  649,941
  Equipment                                  318,928                  337,330
  Data processing                            147,017                  121,018
  Advertising                                120,595                  132,241
  Regulatory Agency Assessments               36,357                   24,193
  Office Supplies                            121,455                  150,475
  Other                                      684,047                  674,638
                                       -------------            -------------
      TOTAL OTHER EXPENSE                  4,611,665                4,426,495

Income before income taxes                 2,355,193                1,915,725
Provision for income taxes                   670,500                  442,100
                                       -------------            -------------
      NET INCOME                       $   1,684,693            $   1,473,625
                                       =============            =============
Per share data:
 Net income                            $        0.67            $        0.59
 Average shares outstanding                2,498,152                2,481,249

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                           1997                     1996
                                       -------------            -------------
Interest income:
  Loans, including fees                $  18,545,104            $  16,962,762
  Investment securities:
    Taxable                                3,356,056                3,296,912
    Exempt from federal income tax         1,876,272                1,787,547
  Federal funds sold                         246,701                  363,793
                                       -------------            -------------
      TOTAL INTEREST INCOME               24,024,133               22,411,014

Interest expense:
  Deposits                                 7,636,210                7,926,810
  Short-term borrowings                      326,373                   87,851
                                       -------------            -------------
      TOTAL INTEREST EXPENSE               7,962,583                8,014,661
                                       -------------            -------------
      NET INTEREST INCOME                 16,061,550               14,396,353
Provision for loan losses                   (450,000)                (225,000)
                                       -------------            -------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           15,611,550               14,171,353
Other income:
  Service charge income                    2,585,909                2,529,825
  Rental income                              662,481                  660,442
  Other                                    1,343,062                1,140,994
                                       -------------            -------------
      TOTAL OTHER INCOME                   4,591,452                4,331,261

Other expense:
  Salaries and employee benefits           7,549,298                6,921,773
  Net occupancy                            1,938,740                1,930,815
  Equipment                                  943,494                  958,286
  Data processing                            457,580                  396,682
  Advertising                                346,878                  343,672
  Regulatory Agency Assessments              108,772                   72,320
  Office Supplies                            373,803                  417,559
  Other                                    1,901,688                2,061,453
                                       -------------            -------------
      TOTAL OTHER EXPENSE                 13,620,253               13,102,560
                                       -------------            -------------
Income before income taxes                 6,582,749                5,400,054
Provision for income taxes                 1,806,500                1,336,700
                                       -------------            -------------
      NET INCOME                       $   4,776,249            $   4,063,354
                                       =============            =============
Per share data:
  Net income                           $        1.92            $        1.64
  Common stock investment              $       20.88            $       19.59
  Dividends                            $       0.638            $       0.525
  Average shares outstanding               2,494,004                2,477,453

See Notes to Unaudited Consolidated Financial Statements.

                           TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (UNAUDITED)

                                           1997                     1996
                                       -------------            -------------
OPERATING ACTIVITIES:
  Net income                           $   4,776,249            $   4,063,354
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Proceeds from sale of loans
        held for sale                      5,670,799                4,136,363
      Origination of loans held
        for sale                          (5,670,799)              (4,136,363)
      Amortization of investment
        securities premiums and
        accretion of discounts               152,008                  211,243
      Provision for loan losses              450,000                  225,000
      Provision for depreciation           1,252,111                1,196,943
      Increase (decrease) in
        interest receivable                  108,095                 (659,016)
      Increase in interest payable           673,966                  552,329
      Other                                 (246,794)                 343,748
                                       -------------            -------------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES               7,165,635                5,933,601
INVESTING ACTIVITIES:
  Available for Sale:
    Proceeds from maturities and
      redemptions of investment
      securities                           2,000,000                2,500,000
  Held to Maturity:
    Proceeds from maturities and
      redemptions of investment
      securities                          17,264,660               17,938,990
  Purchase of investment securities       (8,048,927)             (34,286,930)
  Net increase in loans                   (1,309,290)             (12,834,707)
  Purchases of premises and equipment       (648,180)                (734,759)
                                       -------------            -------------
      NET CASH PROVIDED (USED)
      BY INVESTING ACTIVITIES              9,258,263              (27,417,406)
FINANCING ACTIVITIES:
  Sale of Common Stock                       359,357                  293,210
  Net increase in deposits                 3,580,589               12,160,080
  Net increase  in short-term
    borrowings                            29,648,930                4,938,157
  Cash dividends                          (1,587,906)              (1,298,916)
                                       -------------            -------------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                32,000,970               16,092,531
                                       -------------            -------------
      INCREASE (DECREASE)IN CASH
      AND CASH EQUIVALENTS                48,424,868               (5,391,274)
  Cash and cash equivalents at the
    beginning of the period               35,507,815               34,725,066
                                       -------------            -------------
      CASH AND CASH EQUIVALENTS
      AT THE END OF THE PERIOD         $  83,932,683            $  29,333,792
                                       =============            =============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto incorporated herein by reference to the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1996. The December 31, 1996 financial information included herein is derived from the December 31, 1996 Consolidated Balance Sheet of Tri City which is incorporated herein by reference to the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of September 30, 1997, the results of its operations for the three month and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. The operating results for the first nine months of 1997 are not necessarily indicative of the results which may be expected for the entire 1997 fiscal year.

(B) Earnings Per Share

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128), which is required to be adopted on December 31, 1997. Statement 128 may not be adopted early. Statement 128 modifies the calculation of earnings per share for companies with common stock equivalents such as stock options and other potentially dilative securities. As Tri City does not have any common stock equivalents or other potentially dilative securities outstanding, the adoption of Statement 128 is not expected to be material.

                         TRI CITY BANKSHARES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION



The following discussion contains certain "forward-looking statements," including statements concerning objectives and future events of performance, and other statements which are other than historical fact. Such forward looking statements are identified by the use of the words "management expects", "management believes" or similar language. Factors which may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities:
(i) lower than anticipated loan and deposit growth due to a variety of factors, including changes in the interest rate environment and an increase in competitive pressures in the banking and financial services industry;
(ii) insufficient reserves for loan losses; (iii) poorer than expected general economic conditions; (iv) legislation or regulatory changes which adversely affect the banking industry; and (v) other unanticipated occurrences.


CHANGES IN FINANCIAL POSITION


During the first nine months of 1997, net assets of Tri City Bankshares (the "Corporation") grew $37.8 million compared to a growth of $21.0 million during the first nine months of 1996. Investment securities available for sale decreased $2.1 million (20.9%) in the first nine months of 1997 compared to a decrease of $2.8 million (21.9%) during the same period in 1996. The Corporation's history has shown that management's practice is not to buy and sell securities but to hold them to maturity or call dates. Therefore, management does not expect to purchase additional securities classified as

"available for sale". Held to maturity investments have also declined $10.1 million (8.8%) in the first three quarters of 1997 compared to an increase of $16.2 million (16.7%) in the first three quarters of 1996. Management seeks to purchase similar replacement securities for those which have matured with equal or higher yields. Because the economy is growing at a nominal rate however, it is difficult to find similar investments which carry a yield equal to or greater than those which have been called or have matured. Management in the interim has placed funds from called or matured investments into federal funds sold which increased $56.8 million in the first nine months of 1997 compared to a decrease of $10.9 million during the same period in 1996. A large portion of this growth was experienced at the end of the third quarter with a customer deposit of $29.4 million on September 30, 1997.

Loans increased $2.0 million (0.8%) in the first nine months of 1997 compared to an increase of $12.6 million (5.5%) in the first nine months of 1996.
Management has strived to keep the Corporation's rates and terms on loans competitive, but the demand for loans has stalled and a few large loans were lost to the competition for various reasons. The loan review committee is also very conservative in their approval for new loans, but this has kept the Corporation's experience rate for non-performing loans at less than 0.5%. The allowance for loan losses increased $392,000 (13.0%) in the first three quarters of 1997 compared to a $243,000 increase during the first three quarters of 1996. The Corporation recorded a large loan charge off in the last quarter of 1996 and has increased its loan loss provision to restore the allowance for loan loss to 1.35% of net loans.

Net premises and equipment decreased $604,000 (3.2%) during the first nine months of 1997 compared to a decrease of $462,000 (2.4%) during the first nine months of 1996. During the past two years, the Corporation has not made any major purchases and this decline in net fixed assets can be attributed to normal depreciation expense. Other assets have increased $539,000 (9.0%) in the first three quarters of 1997 compared to an increase of $868,000 (16.9%) during the same period in 1996. Increases in accrued interest on loans and federal funds sold account for the increase in other assets.

Total deposits for the Corporation have increased $3.6 million in the first nine months of 1997 compared to an increase of $12.2 million during the first nine months of 1996. Non-interest bearing deposits increased $11.4 million (11.0%) while interest bearing deposits decreased $7.8 million (2.8%) during the first three quarters of 1997 compared to an increase of $12.5 million (13.8%) and a decrease of $362,500 (0.1%) in 1996 respectively. Total borrowings for the Corporation increased $29.6 million during the first nine months of 1997 compared to an increase of $4.9 million in the same period of 1996. The primary reason for this increase is the purchase of Customer Repurchase Agreements associated with the large deposit made on September 30, 1997. The increase in accrued interest associated with the increased deposits accounts for the majority of increase in other liabilities.

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


CAPITAL RESOURCES


On January 19, 1997, a new banking facility was opened inside a Pick'n Save food store located at Clarke Square on the near south side of Milwaukee, Wisconsin. The cost of this facility was considered nominal and borne by the Corporation's banking subsidiary. This new banking branch will add to the growth of the Corporation and help establish a banking subsidiary within the inner boundaries of Milwaukee.

There are no additional plans for major capital expenditures for the remainder of 1997. Management, however, will consider any opportunities which may present themselves for the growth and profitability of the Corporation.


RESULTS OF OPERATIONS


Net income for the third quarter of 1997 increased $211,000 (14.3%) as compared to an increase of $140,000 (10.5%) for the third quarter of 1996. This increase is attributable primarily to an increase in interest income and fees on loans and a substantial increase in other income.

Interest income and fees on loans increased $460,000 (8.0%) in the third quarter of 1997 compared to an increase of $259,000 (4.7%) during the same period in 1996. Loan demand has remained good through the third quarter of 1997. Despite retirement of certain loans, management expects that the value of loans made will continue to increase due to increased demand.

Interest income on investment securities decreased $146,000 (8.0%) during the third quarter of 1997 compared to an increase of $373,000 (25.7%) during the third quarter of 1996. In keeping with Corporation's investment policy, management will not invest in derivatives or any other high risk investments in order to increase net income for the short term. Management continues to look for investments which will provide the Corporation a good yield but not tie up funds in a lengthy maturity. Management generally does not buy and sell securities to enhance the profit of the Corporation, but rather purchases securities with the intention of holding them until they mature or are called.

Interest on federal funds sold increased $169,000 (241.0%) in the third quarter of 1997 compared to a decrease of $118,000 (62.7%) in the third quarter of 1996.

Interest expense on deposits decreased $32,000 (1.2%) during the third quarter of 1997 compared to an increase of $222,000 (9.1%) in the third quarter of 1996. A decrease in time deposit balances accounts for this decrease in interest expense for the quarter. Because rates have been low and remained steady, funds from matured certificates of deposit appear to have been placed in other higher yielding investments. Some of these funds, however, have been retained in money market and NOW accounts. Interest expense on borrowed funds decreased $15,000 (35.1%) during the third quarter of 1997 compared to a decrease of $3,000 (5.8%) in the third quarter of 1996.

Other income in the third quarter of 1997 increased $169,000 (11.4%) compared to an increase of $90,000 (6.7%) in the third quarter of 1996. The increase is attributed primarily to a surcharge added to Automatic Teller Machine (ATM) transactions by non-customers. Total other expenses increased $185,000 (4.2%) during this period in 1997 compared to an increase of $333,000 (8.1%) in 1996.

A summarized change in income for the quarters appears below :

Three Months Ended               September 30,  September 30,      1997
                                    1997           1996         Over(Under)
                                  (Unaudited)    (Unaudited)       1996
                                 -------------  -------------  -------------
Revenue and Expenses:(000's)
  Interest Income                   $ 8,133        $ 7,650       $  483
  Less: Interest Expense              2,658          2,706         ( 48)
                                 -------------  -------------  -------------
     Net Interest Income              5,475          4,944          531
  Provision for Loan Loss               150             75           75
  Other Operating Expense
    Net of Other Operating
    Revenues                          2,970          2,954           16
                                 -------------  -------------  -------------
     Income Before Income Taxes       2,355          1,915          440
       Tax Provision                    670            442          228
                                 -------------  -------------  -------------
            NET INCOME              $ 1,685        $ 1,473       $  212
                                 =============  =============  =============

Net income during the first nine months of 1997 increased $713,000 (17.5%) compared to an increase of $171,000 (4.4%) during the first nine months of 1996. Interest income and fees on loans contributed heavily to this increase. Despite the retirement of several loans, loan demand has been stable. Total interest income increased $1.6 million (7.2%) in the first nine months of 1997 compared to an increase of $1.9 million (9.2%) during the same period in 1996. This increase is primarily attributable to an increase in loan activity and interest rate changes. Total interest expense decreased $52,000 (0.6%) in the nine months ended September 30, 1997 compared to an increase of $1.1 million (16.3%) in the nine months ended September 30, 1996. This decrease in expense for 1997 is due to lower yields on time deposits. Interest expense on borrowed funds increased $239,000 (272.0%) in the first nine months of 1997 compared to a decrease of $99,000 (53.0%) in the first nine months of 1996, which was not fully offset by the decrease in interest paid on deposits. Total other income increased $260,000 (6.0%) in the first nine months of 1997 compared to a decrease of $57,000 (1.3%) in the first nine months of 1996. An ATM surcharge initiated in June of 1997 accounts for $178,000 of this increase in other income. During this same period other expenses increased $518,000 (4.0%) in 1997 compared to an increase of $753,000 (6.1%) in 1996.


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

As of September 30, 1997, the Corporation has attained a tier 1 capital ratio of 18.95%, total risk-based capital ratio of 20.19% and a leverage ratio of 11.98%.


Item 3.  Quantitative and Qualitative Market Rate Disclosure.
                 None

PART II - OTHER INFORMATION


Item 1   Legal Proceedings
         None

Item 2   Changes in Securities
         None

Item 3   Defaults Upon Senior Securities
         None
Item 4   Other Information
         None

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit Number                    Description
              --------------                    -----------
                 27                         Financial Data Schedule

                 99 Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
                                            (incorporated herein by reference)
         (b)  Reports on Form 8-K
              None

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION




DATE:  November 12, 1997                          /s/Henry Karbiner, Jr.
      -------------------                        -------------------------
                                                 Henry Karbiner, Jr.
                                                 Executive Vice President,
                                                 Secretary/Treasurer



DATE:  November 12, 1997                         /s/Thomas W. Vierthaler
      -------------------                       -------------------------
                                                Thomas W. Vierthaler
                                                Vice President and Comptroller
                                                (Chief Accounting Officer)

                             EXHIBIT INDEX



   Exhibit Number                    Description

        27                           Financial Data Schedule


        29 Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Incorporated herein by reference)