Form 10-K
period 1997-12-31
TRI CITY BANKSHARES CORP
filed 1998-03-31
CIK 313337

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1997

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

                      $1.00 Par Value Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes__X__      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 2, 1998, 862,381 shares of common stock were outstanding and the aggregate market value of the shares held by nonaffiliates was approximately $26,647,573.

                   DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated in

Annual report to shareholders for fiscal year ended
  December 31, 1997                                             Parts II and IV
Proxy statement for annual meeting of shareholders
  to be held on June 10, 1998.                                  Part III

PART I

  Item 1  Business                                                          1
  Item 2  Properties                                                       16
  Item 3  Legal Proceedings                                                18
  Item 4  Submission of Matters to a Vote of Security Holders              18

PART II

  Item 5  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                              19
  Item 6  Selected Financial Data                                          19
  Item 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              19
  Item 7A Quantitative and Qualitative Disclosures about Market Risk       19
  Item 8  Consolidated Financial Statements and Supplementary Data         19
  Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              19

PART III

  Item 10 Directors and Executive Officers of the Registrant               20
  Item 11 Executive Compensation                                           20
  Item 12 Security Ownership of Certain Beneficial Owners and
          Management                                                       20
  Item 13 Certain Relationships and Related Transactions                   20

PART IV

  Item 14 Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                      21

Signatures                                                                 24

                                 PART I


Item 1.   BUSINESS

General
-------

Tri City Bankshares Corporation (Registrant), a registered bank holding company, is a Wisconsin corporation organized in 1970 which provides commercial banking services in the metropolitan Milwaukee area. On August 15, 1990, the Registrant's six bank subsidiaries (Tri City National Bank of Oak Creek, Tri City National Bank of Hales Corners, Tri City National Bank of West Allis, Tri City National Bank of Brown Deer, Tri City National Bank of Brookfield, Tri City National Bank of Menomonee Falls), and Tri City Service Corporation, a centralized proof and bookkeeping operation, merged to form Tri City National Bank (the Bank). The merging of the subsidiaries enabled the surviving bank to experience cost savings through the elimination of duplicate cash requirements and allowed customers the ability to access their accounts at any Tri City National Bank location. Registrant owns 100% of the stock of Tri City National Bank.

In addition to Tri City National Bank, the Registrant owns 23.5% of the outstanding shares in First National Bank of Eagle River, Eagle River, Wisconsin (First National). The Registrant's investment in First National is accounted for by the equity method of accounting.

On a consolidated basis at December 31, 1997, Registrant had assets of $459,633,565, net loans of $263,898,892, deposits of $398,943,370 and stockholders' equity of $53,497,681. Registrant's primary function is to coordinate the banking policies and operations of Tri City National Bank in order to improve and expand its banking services and effect economies in its operation by joint efforts in certain areas such as auditing, regulatory compliance, training of personnel, advertising, proof and bookkeeping, and business development. Registrant's services are furnished through officers of Registrant who are also officers of Tri City National Bank. Registrant's sources of revenues are (1) dividends paid on the shares of the subsidiary banks' stock which it owns and (2) management fees in payment for the services it provides to Tri City National Bank.

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

The following table sets forth certain information regarding Tri City National
Bank:

                                                   Assets as of
Name of Bank and Location   Year Organized       December 31, 1997
-------------------------   --------------       -----------------
Tri City National Bank
6400 South 27th Street
Oak Creek, Wisconsin             1963              $457,497,914

Supervision and Regulation
--------------------------

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

The banking industry is very heavily regulated at both the state and federal levels. Since 1979, Congress has enacted major pieces of legislation affecting the banking industry: the Community Reinvestment Act (to encourage banks to make loans to individuals and businesses in their immediate service areas, particularly to low- and middle-income borrowers); the Financial Institutions Regulatory and Interest Rate Control Act (to add restrictions dealing with loans to officers, directors, and principal shareholders of banks and their affiliates); the Financial Institutions Deregulation and Monetary Control Act (to permit both banks and thrift institutions to pay interest on checking accounts and phase out prior ceilings on interest rates); the Competitive Equality Banking Act (to expand the definition of "bank" under the Bank Holding Company Act to include all institutions insured by the Federal Deposit Insurance Corporation and thereby restrict the ability of bank holding companies and certain commercial and other nonbanking firms to acquire "non-bank banks"); the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA

(comprehensive legislation to reform the very nature of regulation in the financial institutions industry); and the Federal Deposit Insurance
Corporation Improvement Act (FDICIA). FDICIA, which was enacted in 1991, affects all federally insured banks, savings banks and thrifts. FDICIA contains a $70 billion recapitalization of the Bank Insurance Fund (BIF) by significantly increasing the amount that the FDIC can borrow from the Treasury. The FDIC must assess premiums that are sufficient to give the BIF reserves of $1.25 for each $100 of insured deposits. Additional significant provisions of FDICIA include requiring prompt corrective action by regulators if minimum capital standards are not met; establishing early intervention procedures for "significantly" undercapitalized institutions; limiting FDIC reimbursement of uninsured deposits when large banks fail; requiring an annual regulatory examination; and imposing new auditing and accounting requirements, effective for fiscal years beginning on or after January 1, 1993, including management and auditor reporting on internal controls over financial reporting and on compliance with laws and regulations. Additionally, a number of legislative and regulatory mandates have been enacted that are designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S.banking system. It is uncertain what form future proposals may take and, if adopted, what their effect will be on Registrant and its principal bank subsidiary.

Capital Requirements
--------------------

See footnote 8 to the audited financial statements for a discussion of the capital requirements of the Registrant and the Bank.

Monetary Policy
---------------

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

Competition
-----------

All of the Registrant's banking facilities are located on the perimeter of Milwaukee County. Accordingly, the bank competes with all the major banks and bank holding companies located in Milwaukee, most of which are far larger in terms of assets and deposits. The banking industry in metropolitan Milwaukee is highly competitive and the Registrant's bank faces vigorous competition not only from the many banks in the area, but from other financial institutions such as savings and loan associations, credit unions, and finance companies.

Employees
---------

At December 31, 1997, Registrant employed 84 officers and 367 employees in total. Employees are provided a variety of employment benefits, and Registrant considers its employee relations to be excellent.

The following pages set forth the statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements and Reports.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in Thousands)

The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 1997, 1996 and 1995.

                                                          Year Ended December 31
                                     1997                           1996                           1995
                         ------------------------------------------------------------------------------------------
                         Average             Yield    Average           Yield    Average            Yield
                         Balance  Interest  or Rate   Balance Interest or Rate   Balance Interest  or Rate
                         ------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)              $ 259,976 $ 24,764  9.53%  $ 239,980 $ 22,764   9.49%  $ 224,219 $ 21,280   9.49%
  Taxable investment
  securities                63,889    4,360  6.82      66,585    4,486   6.73      66,238    4,306   6.50
  Nontaxable investment
   securities(2)            56,903    4,404  7.74      50,758    3,782   7.45      30,460    2,452   8.05
  Federal funds sold         6,118      340  5.56       7,194      368   5.12       9,326      520   5.58
                           ----------------------     -----------------------     -----------------------
Total interest-earning
  assets                   386,886   33,868  8.75%    364,517   31,400   8.61%    330,243    8,558   8.65%
Noninterest-earning
  assets:
  Cash and due from
    banks                   28,217                     25,776                      20,421
  Premises and
    equipment, net          18,534                     19,282                      19,608
  Other assets               2,567                      1,400                       1,523
                          --------                   --------                    --------
                         $ 436,204                  $ 410,975                   $ 371,795
                          ========                   ========                    ========

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
(Dollars in Thousands)

                                                          Year Ended December 31
                                           1997                           1996                           1995
                              ------------------------------------------------------------------------------------------
                               Average               Yield    Average               Yield    Average               Yield
                               Balance   Interest   or Rate   Balance   Interest   or Rate   Balance   Interest   or Rate
                              ------------------------------------------------------------------------------------------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
  Interest-bearing
   liabilities:
  Savings deposits           $ 169,513   $  4,677    2.76%  $ 162,206   $  4,424    2.73%  $ 158,557   $  4,428    2.79%
  Other time deposits          102,088      5,614    5.50     104,052      5,971    5.74      84,419      4,829    5.72
  Short-term borrowings          6,649        366    5.50       4,517        250    5.53       3,964        211    5.32
                              -------------------            -------------------            -------------------
Total interest-bearing
  liabilities                  278,250     10,657    3.83%    270,775     10,645    3.93%    246,940      9,468    3.83%


Noninterest-bearing
 liabilities:
  Demand deposits              104,493                         92,038                         81,492
  Other                          3,175                          2,485                          1,831
Stockholders' equity            50,286                         45,677                         41,532
                              --------                       --------                       --------
                             $ 436,204                      $ 410,975                      $ 371,795
                              ========                       ========                       ========

Net interest earnings and
 interest rate spread                    $ 23,211    4.92%              $ 20,755    4.68%               $ 19,090   4.82%
                                          ================               ================                ===============

Net yield on interest
 -earning assets                                     6.00%                          5.69%                          5.78%
                                                     =====                          =====                          =====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income includes $1,431, $1,325 and $1,258 of loan fees in 1997, 1996 and 1995, respectively.
(2) Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $1,668, $1,427 and $834 in 1997, 1996 and 1995, respectively.

INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
(Dollars in Thousands)



The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:

                          1997 Compared to 1996         1996 Compared to 1995
                        Increase (Decrease) Due to    Increase (Decrease) Due to
                        ---------------------------   --------------------------
                        Volume  Rate(1)    Net        Volume  Rate(1)    Net
                        ---------------------------   --------------------------
Interest earned on:
  Loans                 $ 1,897  $ 103   $ 2,000     $ 1,496  $  (12) $ 1,484
  Taxable investment
   securities             (181)     55     (126)          23     157      180
  Nontaxable investment
   securities              457     165      622        1,634    (304)   1,330
  Federal funds sold       (55)     27      (28)        (119)    (33)    (152)
                         -------------------------    --------------------------
Total interest
 -earning assets        $2,118  $  350  $ 2,468      $ 3,034  $ (192) $ 2,842
                        ================-------      =================-------

Interest paid on:
  Savings deposits      $  199  $   55  $   253      $   101  $ (105) $    (4)
  Other time deposits     (113)   (244)    (357)       1,123      19    1,142
  Short-term borrowings    118      (2)     116           29      10       39
                        -----------------------      ---------------------------
Total interest
  -bearing liabilities  $  204  $ (192) $    12      $ 1,253  $  (76) $ 1,177
                        ================-------      =================-------

Increase in net
  interest income                       $ 2,456                       $ 1,665
                                         ======                        ======

(1) The change in interest due to both rate and volume has been allocated to rate changes.

INVESTMENT PORTFOLIO
(Dollars in Thousands)

The book value of investment securities at the dates indicated is:


                                                         December 31
                                          ----------------------------------
                                              1997        1996         1995
                                          ----------------------------------
U.S. Treasury and government agencies     $  54,336   $  64,851    $  65,616
States and political subdivisions            72,017      60,461       43,622
Industrial revenue bonds                         46         102          153
                                            -------     -------      -------
Total investment securities               $ 126,399   $ 125,414    $ 109,391
                                           ========    ========     ========

The following table sets forth the maturities of investment securities at December 31, 1997, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

                                                                     Maturity
                       -------------------------------------------------------------------------------
                                              After One But        After Five But
                         Within One Year    Within Five Years     Within Ten Years     After Ten Years
                         Amount    Yield    Amount      Yield     Amount     Yield     Amount    Yield
                       -------------------------------------------------------------------------------
U.S. Treasury and
 government agencies   $  3,000    8.18%  $ 22,015      6.44%   $ 29,321     6.56%    $   ---      ---
States and political
     subdivisions         9,018    6.82     30,506      6.91      32,292     7.35         201    9.09%
Industrial revenue
 bonds                       46   14.39        ---       ---         ---      ---         ---     ---
                        -------            -------               -------               ------
                       $ 12,064    7.19%  $ 52,521      6.71%   $ 61,613     6.97%    $   201    9.09%
                        =======            =======               =======               ======
Tax equivalent
 adjustment for
  calculation of yield $    212           $    672              $    778              $     6
                        =======            =======               =======               ======

Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

LOAN PORTFOLIO
(Dollars in Thousands)



The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:

                                        December 31
                         -----------------------------------------------------
                             1997       1996       1995       1994       1993
                             ----       ----       ----       ----       ----
Commercial and financial $  13,015  $  10,414  $  11,058  $  10,447  $  12,598
Real estate-construction    19,148     16,142     21,692     16,811      7,231
Real estate-mortgage       201,322    191,288    167,945    157,859    150,469
Installment                 33,914     35,908     31,777     28,171     31,627
                          --------   --------   --------   --------   --------
                         $ 267,399  $ 253,752  $ 232,472  $ 213,288  $ 201,925


The maturity distribution and interest rate sensitivity of all loans at December 31, 1997, are:

                                                   Maturity
                               --------------------------------------------
                                          After One
                               One Year    Through        After
                               or Less    Five Years    Five Years    Total
                               -------    ----------    ----------    -----
Commercial and financial     $   6,938    $   6,041     $      36  $   13,015
Real estate construction        19,148          ---           ---      19,148
Real estate mortgage and
 installment                    84,418      148,842         1,976     235,236
                              --------     --------      --------    --------
                             $ 110,504    $ 154,883     $   2,012   $ 267,399
                              ========     ========      ========    ========

                                                 Interest Sensitivity
                                             ----------------------------
                                             Fixed Rate     Variable Rate
                                             ----------     -------------
Due after one, but within five years         $ 142,756        $  12,127
Due after five years                               132            1,880
                                              --------         --------
                                             $ 142,888        $  14,007
                                              ========         ========

(Dollars in Thousands)

The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, but not included in the nonaccrual loans.

                                              December 31
                             -------------------------------------------
                               1997     1996     1995     1994     1993
                               ----     ----     ----     ----     ----
Loans accounted for
 on a nonaccrual basis       $   ---  $   725  $ 1,033  $ 1,932  $ 4,362
Loans contractually
 past due 90 days or
  more as to interest
   or principal payments         694    1,220      630      490      826
Ratio of nonaccrual
 loans to total loans             0%     .28%     .44%     .90%    2.16%

$26 thousand of interest income was recognized during 1997 on loans which were accounted for on a nonaccrual basis. An additional $42 thousand of 1997 interest income would have been recorded under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 1997 or 1996, whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards
No. 114, "Accounting by Creditors for Impairment of a Loan," are included in nonaccrual loans above.

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

                                      Year Ended December 31
                             ----------------------------------------------
                               1997      1996      1995      1994      1993
                               ----      ----      ----      ----      ----
Balance of allowance for
 loan losses at beginning
  of period                  $ 3,010   $ 3,626   $ 3,395   $ 3,164   $ 2,740
Loans charged off:
 Commercial and financial         57       899       ---        87         8
 Real estate                     ---       ---       ---        32       ---
 Installment                      97        23        21        41        49
                             -------   -------   -------   -------   -------
TOTAL LOANS CHARGED OFF          154       922        21       160        57

Recoveries of loans
 previously charged off:
  Commercial and financial        20       ---       ---         3       ---
  Real estate                    ---       ---       ---       ---        22
  Installment                     24         6         4        13        19
                             -------   -------   -------   -------   -------
TOTAL RECOVERIES                  44         6         4        16        41
                             -------   -------   -------   -------   -------
Net loans charged off            110       916        17       144        16
Additions to allowance
 charged to expense              600       300       248       375       440
                             -------   -------   -------   -------   -------
Balance at end of period     $ 3,500   $ 3,010   $ 3,626   $ 3,395   $ 3,164
                             =======   =======   =======   =======   =======
Ratio of net charge-offs
 during the period to
  average loans outstanding     .04%      .38%      .01%      .07%      .01%
                             =======   =======   =======   =======   =======
Ratio of allowance at
 end of year to total loans    1.31%     1.19%     1.56%     1.59%     1.57%
                             =======   =======   =======   =======   =======
Ratio of allowance at
 end of year to nonaccrual
  loans                         NMF*   415.17%   351.02%   175.91%    72.54%
                             =======   =======   =======   =======   =======

*Data not meaningful, there are no nonaccrual loans at December 31, 1997.

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

At December 31, 1997, there were no unusual risks in the loan portfolio. For management's purposes, the loan portfolio consists of real estate loans, consumer installment loans, and commercial business loans.

Real estate loans comprise the largest portion of the loan portfolio with 82.45% of loans outstanding at December 31, 1997. The majority of these consist of residential mortgage loans, an area in which the Registrant has had few losses in past years.

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

Losses in 1998 are not expected to vary significantly from net losses experienced over the last two years.

DEPOSITS
(Dollars in Thousands)

The average daily amount of deposits is summarized for the periods indicated in the following table:

                                             Year Ended December 31

                                          1997       1996      1995

                            Amount    Rate    Amount    Rate    Amount    Rate

Noninterest-bearing
 demand deposits          $ 104,493    ---  $  92,038    ---  $  81,492    ---
Interest bearing
 transaction deposits        80,517   2.65%    77,635   2.58%    78,150   2.71%
 Savings                     88,995   2.86     84,571   2.87     80,407   2.87
 Time deposits (excluding
   time certificates of
   deposit of $100,000
   or more)                  77,221   5.69     85,754   6.18     73,216   5.81
 Time certificates of
   deposits of $100,000
   or more                   24,867   4.91     18,298   3.65     11,204   5.16
                          ---------   ----  ---------   ----  ---------   ----
                          $ 376,093         $ 358,296         $ 324,469
                          =========         =========         =========


The maturity distribution of time certificates of deposit issued in amounts of one hundred thousand dollars and over and outstanding at December 31, 1997, is:

               Three months or less              $  8,444
               After 3 through 6 months             7,001
               After 6 through 12 months            3,888
               After 1 year through 2 years         1,540
               After 2 years through 3 years        1,856
               After 3 years through 4 years          660
               After 4 years through 5 years        1,047
                                                  -------
                                                 $ 24,436
                                                 ========

RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

                                            Year Ended December 31
                                          -------------------------
                                           1997      1996      1995
                                           ----      ----      ----
Percentage of net income to:
  Average stockholders' equity            12.91%    12.71%    12.88%
  Average total assets                     1.49      1.41      1.44
Percentage of dividends declared
 per common share to net income
 per common share                         32.69     29.91     23.26
Percentage of average stockholders'
 equity to daily average total
 assets                                   11.53     11.11     11.17

SHORT-TERM BORROWINGS
(Dollars in Thousands)


Information relating to short-term borrowings follows:

                              Federal Funds Purchased
                             and Securities Sold Under          Other Short-Term
                              Agreements to Repurchase             Borrowings
                             -------------------------          ----------------
Balance at December 31:

1997                              $   ---                            $ 5,711
1996                                3,200                              2,200
1995                                  ---                              1,915

Weighted average interest
  rate at year end:

1997                                  ---                              5.80%
1996                                 5.88%                             5.26
1995                                  ---                              6.36

Maximum amount outstanding
  at any month's end:

1997                             $ 16,500                             5,711
1996                                7,700                             4,310
1995                                9,100                             5,877

Average amount outstanding
  during the year:

1997                             $  4,460                          $  2,189
1996                                1,550                             2,074
1995                                1,269                             2,438

Average interest rate
  during the year:

1997                                 5.79%                             5.12%
1996                                 5.61                              5.40
1995                                 4.93                              5.61


Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.

Item 2.   PROPERTIES

The following table summarizes the properties in which the Registrant's bank conducts its business:

                                   Approximate
                                   Floor Area
     Location                     in Square Feet      Owned or Leased
     --------                     --------------      ---------------
6400 South 27th Street
Oak Creek, Wisconsin                  16,000               Leased (1)

3701 South 27th Street
Milwaukee, Wisconsin                     570               Leased (1)

6312 South 27th Street
Oak Creek, Wisconsin                     500               Leased (1)

2555 West Ryan Road
Franklin, Wisconsin                    2,000                Owned

5555 South 108th Street
Hales Corners, Wisconsin              20,000                Owned

5455 South 108th Street
Hales Corners, Wisconsin               1,600                Owned

10909 West Greenfield Avenue
West Allis, Wisconsin                  9,000                Owned

10200 West Bluemound Road
Wauwatosa, Wisconsin                     200               Leased

10859 West Bluemound Road
Wauwatosa, Wisconsin                   3,500                Owned

2625 South 108th Street
West Allis, Wisconsin                    470               Leased (1)

4455 West Bradley Road
Brown Deer, Wisconsin                  6,600               Leased

7213 North Teutonia
Milwaukee, Wisconsin                   2,000                Owned

17100 West Bluemound Road
Brookfield, Wisconsin                  5,700                Owned

                                   Approximate
                                   Floor Area
     Location                     in Square Feet      Owned or Leased
     --------                     --------------      ---------------

12745 West Capitol Drive
Brookfield, Wisconsin                  6,500                Owned

12735 West Capitol Drive
Brookfield, Wisconsin                    720               Leased (1)

N96 W18221 County Line Road
Menomonee Falls, Wisconsin             4,100                Owned

7525 West Oklahoma Avenue
Milwaukee, Wisconsin                   6,400               Leased (1)

3378 South 27th Street
Milwaukee, Wisconsin                   1,900                Owned

6767 West Greenfield Avenue
West Allis, Wisconsin                  5,200                Owned

6760 West National Avenue
West Allis, Wisconsin                    460               Leased (1)

9200 North Green Bay Road
Brown Deer, Wisconsin                    386               Leased

220 East Sunset Drive
Waukesha, Wisconsin                      412               Leased

1827 Wisconsin Avenue
Grafton, Wisconsin                       361               Leased

W61 N529 Washington Avenue
Cedarburg, Wisconsin                   7,800                Owned

4200 South 76th St.
Greenfield, Wisconsin 53220              572               Leased (1)

150 West Holt Avenue
Milwaukee, Wisconsin                     590               Leased (1)

6201 N. Teutonia Avenue
Milwaukee, Wisconsin                     618               Leased (1)

                                   Approximate
                                   Floor Area
     Location                     in Square Feet      Owned or Leased
     --------                     --------------      ---------------

3770 S. Howell Avenue
Milwaukee, Wisconsin                   1,052               Leased (1)

4689 S. Whitnall Avenue
Milwaukee, Wisconsin                   1,159               Leased (1)

7830 W. Good Hope Road
Milwaukee, Wisconsin                     523               Leased

1818 W. National Avenue
Milwaukee, Wisconsin                   1,188               Leased

(1) The Bank leases space from an affiliated entity. See Note 11 to consolidated financial statements, incorporated herein by reference, for further information.

Tri City National Bank owns buildings at twelve locations in Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa and Cedarburg. Approximately 73,343 square feet is leased to third parties; such square footage is not shown above.

Registrant believes that its bank locations are in buildings that are attractive and efficient, and adequate for their operations, with sufficient space for parking and drive-in facilities. Fifteen full-service banking centers are located in metropolitan Milwaukee food discount centers.


Item 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending against Registrant or its subsidiary bank; however, the bank is involved from time to time in routine litigation incident to the conduct of its respective businesses.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The information required by Item 5 is incorporated herein by reference to Registrant's 1997 Annual Report to Shareholders under the captions entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page 16) and "Selected Financial Data" (Page 15) as to cash dividends paid.


Item 6.   SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to Registrant's 1997 Annual Report to Shareholders under the caption entitled "Selected Financial Data" (Page 15).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to Registrant's 1997 Annual Report to Shareholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Pages 6 to 14).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference to Registrant's 1997 Annual Report to Shareholders under the caption entitled "Quantitative and Qualitative Disclosures about Market Risk" (Pages 12-14).

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to Registrant's 1997 Annual Report to Shareholders (Pages 7 to 40).


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 10, 1998, under the caption entitled "Election of Directors".


Item 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 10, 1998, under the caption entitled "Executive Compensation".


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by Item 12 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 10, 1998, under the caption entitled "Stock Ownership of Certain Beneficial Owners and Management".


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 10, 1998, under the captions entitled "Election of Directors" and "Loans and Other Transactions with Management".

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a) (1) and (2) Financial statements and financial statement schedules

              The response to this portion of Item 14 is submitted as a separate section of this report.

              (3) Listing of Exhibits

                  Exhibit 3 -- Articles of incorporation and bylaws incorporated herein by reference to Exhibit 3a and Exhibit 3b to Registrant's Registration Statement
                               No. 2-65616 on Form S-1.

                  Exhibit 13 --Annual Report to Shareholders for the year ended
                               December 31, 1997.

                               With the exception of the information
                               incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the 1997 Annual Report to Shareholders is not deemed filed as part of this report.

                  Exhibit 21 --Subsidiary of Registrant.

                  Exhibit 23 --Consent of Independent Auditors

                  Exhibit 27 --Financial Data Schedule

          (b) Reports on Form 8-K

              None

          (c) Exhibits

              The response to this portion of Item 14 is submitted as a separate section of this report.

          (d) Financial Statement Schedules

              None

PART IV

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1), (2) and (c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

CERTAIN EXHIBITS

Year Ended December 31, 1997

TRI CITY BANKSHARES CORPORATION

OAK CREEK, WISCONSIN

FORM 10-K ITEM 14(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

 Consolidated balance sheets December 31, 1997 and 1996
 Consolidated statements of income Years ended December 31, 1997, 1996 and 1995 Consolidated statements of stockholders' equity Years ended December 31, 1997,
  1996 and 1995
 Consolidated statements of cash flows Years ended December 31, 1997, 1996 and
  1995
 Notes to consolidated financial statements December 31, 1997
 Report of independent auditors

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

TRI CITY BANKSHARES CORPORATION

BY:  /s/ David A. Ulrich                  Date:  March 10, 1998
    -----------------------------               -----------------------
     David A. Ulrich, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Name                    Capacity                    Date

 /s/David A. Ulrich                                           3/10/98
----------------------------                                -----------
    David A. Ulrich           Principal Executive Officer


 /s/Henry Karbiner, Jr.                                       3/10/98
----------------------------                                -----------
    Henry Karbiner, Jr.        Principal Financial and
                               Accounting Officer


 /s/Thomas W. Vierthaler                                      3/10/98
----------------------------                                -----------
    Thomas W. Vierthaler       Vice-President and Comptroller


 /s/Frank J. Bauer                                            3/10/98
----------------------------                                -----------
    Frank J. Bauer              Director


 /s/Sanford Fedderly                                          3/10/98
----------------------------                                -----------
    Sanford Fedderly            Director



----------------------------                                -----------
    William Gravitter           Director



----------------------------                                -----------
    Christ Krantz               Director


 /s/Rudie L. Lauterbach                                       3/10/98
----------------------------                                -----------
    Rudie L. Lauterbach         Director

 /s/William P. McGovern                                       3/10/98
----------------------------                                -----------
    William P. McGovern         Director


/s/Robert W. Orth                                             3/10/98
----------------------------                                -----------
   Robert W. Orth               Director


/s/Ronald K. Puetz                                            3/10/98
----------------------------                                -----------
   Ronald K. Puetz              Director


/s/John M. Rupcich                                            3/10/98
----------------------------                                -----------
   John M. Rupcich              Director


 /s/David A. Ulrich, Jr.                                      3/10/98
----------------------------                                -----------
    David A. Ulrich, Jr.        Director


 /s/William J. Werry                                          3/10/98
----------------------------                                -----------
    William J. Werry            Director


 /s/Scott A. Wilson                                           3/10/98
----------------------------                                -----------
    Scott A. Wilson             Director

EXHIBIT 13