Form 10-Q
period 1998-03-31
TRI CITY BANKSHARES CORP
filed 1998-05-15
CIK 313337

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-9785

                        TRI CITY BANKSHARES CORPORATION
              (Exact name of registrant as specified in its charter)

            Wisconsin                                  39-1158740
  -------------------------------                -----------------------
  (State or other jurisdiction of                (IRS Employe ID Number)
   incorporation or organization)

                        6400 S. 27th Street, Oak Creek, WI
                     ----------------------------------------
                     (Address of principal executive offices)

                                       53154
                                      --------
                                      Zip Code

                                    (414) 761-1610
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES  X    NO
      ------   ------

   The number of shares outstanding of $1.00 par value common stock, as of March 31, 1998: 2,507,679

                                   FORM 10-Q

                          TRI CITY BANKSHARES CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION


                                                                    Page #

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1998 and December 31, 1997                        3

           Consolidated Statements of Income
           for the Three Months ended March 31, 1998
           and 1997                                                    4

           Consolidated Statements of Cash Flows
           for the Three Months ended March 31, 1998
           and 1997                                                    5

           Notes to Unaudited Consolidated Financial
           Statements                                                  6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                  7


PART II - OTHER INFORMATION


Items 1 - 6                                                            13

Signatures                                                             14

                           TRI CITY BANKSHARES CORPORATION
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS                                      March 31,        December 31,
                                                1998               1997
                                            -----------         -----------
  Cash and due from banks                 $  28,318,988       $  39,107,888
  Federal funds sold                         13,520,000           5,600,000
                                            -----------         -----------
  Cash and cash equivalents                  41,838,988          44,707,888
  Investment securities:
     Available-for-sale (at fair value)       3,000,000           2,964,000
     Held-to-maturity (fair
     value of    1998 - 112,186,904
                 1997 - 124,141,964)        111,965,143         123,396,458
  Loans                                     271,103,607         267,398,942
  Allowance for loan losses                  (3,659,318)         (3,500,050)
                                            -----------         -----------
       Net Loans                            267,444,289         263,898,892

  Premises and equipment                     18,051,469          18,126,925
  Other assets                                7,120,289           6,539,402
                                            -----------         -----------
       TOTAL ASSETS                       $ 449,420,178       $ 459,633,565
                                            ===========         ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
     Non-interest bearing                 $ 102,828,475       $ 105,911,980
     Interest bearing (over $100,000)        26,931,000          24,436,381
     Interest bearing                       260,832,494         268,595,009
                                            -----------         -----------
       Total Deposits                       390,591,969         398,943,370
  Short-term borrowings:
     Other                                    1,861,909           5,710,804
                                            -----------         -----------
                                              1,861,909           5,710,804
  Other Liabilities                           2,335,052           1,481,710
                                            -----------         -----------
       TOTAL LIABILITIES                    394,788,930         406,135,884
  Stockholders' equity:
     Cumulative Preferred stock,
       par value -$1 per share
       authorized - 200,000 shares
       issued and outstanding-none
     Common stock, par value-$1 per
       share authorized-5,000,000
       shares Issued and outstanding:
            1998 - 2,507,679 shares;
            1997 - 2,503,118 shares           2,507,679          2,503,118
  Additional paid in capital                  9,342,782          9,209,826
  Retained earnings                          42,780,773         41,810,248
  Net unrealized gains (losses)
    on investment securities
    available-for-sale                               14            (25,511)
                                            -----------        -----------
       TOTAL STOCKHOLDERS' EQUITY            54,631,248         53,497,681
                                            -----------        -----------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY             $ 449,420,178      $ 459,633,565
                                            ===========        ===========


  See Notes to Unaudited Consolidated Financial Statements.

                               TRI CITY BANKSHARES CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                        FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                         (UNAUDITED)


                                                 1998                  1997
                                               ---------            ---------
  Interest income:
     Loans, including fees                   $ 6,348,450          $ 6,103,032
  Investment securities:
     Taxable                                     826,035            1,148,648
     Exempt from federal income tax              840,002              630,048
  Federal funds sold                              37,361                  789
                                               ---------            ---------
       TOTAL INTEREST INCOME                   8,051,848            7,882,517

  Interest expense:
     Deposits                                  2,600,585            2,483,157
     Short-term borrowings                       112,424              176,132
                                               ---------            ---------
       TOTAL INTEREST EXPENSE                  2,713,009            2,659,289
                                               ---------            ---------
       NET INTEREST INCOME                     5,338,839            5,223,228
  Provision for loan losses                     (150,000)            (150,000)
                                               ---------            ---------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES               5,188,839            5,073,228

  Other income:
     Service charge income                       828,164              793,988
     Rental income                               237,400              218,755
     Other                                       603,889              383,541
                                               ---------            ---------
       TOTAL OTHER INCOME                      1,669,453            1,396,284
  Other expense:
     Salaries and employee benefits            2,723,342            2,492,037
     Net occupancy                               636,712              659,867
     Equipment                                   330,304              320,933
     Data processing                             144,808              142,740
     Advertising                                 105,765              110,847
     Regulatory Agency Assessments                37,349               33,267
     Office Supplies                             136,244              134,749
     Other                                       636,163              530,166
                                               ---------            ---------
       TOTAL OTHER EXPENSE                     4,750,687            4,424,606
                                               ---------            ---------
  Income before income taxes                   2,107,605            2,044,906
  Provision for income taxes                     511,300              538,300
                                               ---------            ---------
       NET INCOME                            $ 1,596,305          $ 1,506,606
                                               =========            =========
  Per share data:
     Net income                              $      0.64          $      0.61
     Common stock investment                 $     21.80          $     19.99
     Dividends                               $     0.250          $     0.213
     Average shares outstanding                2,506,515            2,489,272

  See Notes to Unaudited Consolidated Financial Statements.

                           TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                     (UNAUDITED)

                                                  1998                1997
                                              ----------           ----------
  OPERATING ACTIVITIES
     Net income                             $  1,596,305         $  1,506,606
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
         Proceeds from sale of loans
           held for sale                       5,389,806            1,637,757
         Origination of loans held
           for sale                           (5,389,806)          (1,637,757)
         Amortization of investment
           securities premiums and
           accretion of discounts                 31,985               40,913
         Provision for loan losses               150,000              150,000
         Provision for depreciation              437,725              414,357
         Decrease in interest receivable        (584,999)            (260,474)
           Increase in interest payable          557,232              539,707
         Other                                   287,122              299,404
                                              ----------           ----------
           NET CASH PROVIDED BY
           OPERATING ACTIVITIES                2,475,370            2,690,513
  INVESTING ACTIVITIES
     Held to Maturity:
       Proceeds from maturities and
         redemptions of investment
         securities                           11,401,955            5,755,101
     Net increase in loans                    (3,695,397)          (7,473,834)
     Purchases of premises and equipment        (362,269)            (230,686)
                                              ----------           ----------
           NET CASH PROVIDED (USED)
           BY INVESTING ACTIVITIES             7,344,289           (1,949,419)
  FINANCING ACTIVITIES
     Net decrease in deposits                 (8,351,401)          (5,628,235)
     Net increase (decrease) in short-term
       borrowings                             (3,848,895)           3,671,767
     Sale of Common Stock                        137,517              136,594
     Cash dividends                             (625,780)            (528,297)
                                              ----------           ----------
           NET CASH USED BY
           FINANCING ACTIVITIES              (12,688,559)          (2,348,171)
                                              ----------           ----------
           DECREASE IN CASH
           AND CASH EQUIVALENTS               (2,868,900)          (1,607,077)
  Cash and cash equivalents at the
     beginning of the period                  44,707,888           35,507,815
                                              ----------           ----------
           CASH AND CASH EQUIVALENTS
           AT THE END OF THE PERIOD         $ 41,838,988         $ 33,900,738
                                              ==========           ==========

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

Corporation ("Tri City") for the year ended December 31, 1997.  The

December 31, 1997 financial information included herein is derived from the

December 31, 1997 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.


In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of March 31, 1998 and the results of its operations and cash flows for the three month period ended March 31, 1998 and 1997.  The operating results for the first three months of 1998 are not necessarily indicative of the results which may be expected for the entire 1998 fiscal year.

                             TRI CITY BANKSHARES CORPORATION

                    MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL

                            CONDITION AND RESULTS OF OPERATION



The following discussion contains certain  forward-looking statements,

including statements concerning objectives and future events or performance, and other statements which are other than historical fact.

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


CHANGES IN FINANCIAL POSITION


The net assets of Tri City Bankshares Corporation (the  Corporation )

decreased $10.2 million(2.2%) during the first three months of 1998 compared to a decrease of $157,000(0.0%) during the first three months of

1997.  This decrease is not unusual and reflects the normal trend of assets during the first quarter of the year.


Investment securities decreased $11.4 million(9.0%) during the first quarter of 1998 compared to a decrease of $6.6 million(5.7%) during the first quarter of 1997. Normal maturities and early calls due to lower rates accounted for this decrease.  Since $7.8 million(2.9%) in time deposits also matured, management decided not to reinvest these funds into the security portfolio at this time.


Loans have increased $3.7 million(1.4%) in the first three months of 1998 compared to an increase of $8.3 million(3.3%) in the first three months of

1997.  While demand for loans has been slow during the first quarter of

1998, management however believes that activity for loan demand should pick up during the next six months.  Although management has been very conservative in its review of loan requests, this has proven to be effective since there have been no loans in non-accrual status since

December, 1997.  The provision for loan losses of $150,000 for the three months ending March 31, 1998 has remained the same as the three months ending

March 31, 1997 and the allowance for loan losses shich represents 1.35% of total loans as of March 31, 1998 and 1.21% of total loans as of March 31, 1997 is deemed by management to be adequate to provide for any losses which may occur from the loan portfolio.


During the first quarter of 1998, total deposits decreased $8.4 million(2.1%) compared to a decrease of $5.6 million(1.5%) during the first three months of 1997.  Maturing time deposits and low interest rates were the main reasons for this decrease in deposits during the first quarter of

1998.  Depositors looked elsewhere to place their funds into other investments which would give them a higher rate of return.  Management believes that the Corporation has a lot to offer: attractive hours,

convenient locations and expertise in many financial areas.  The

Corporation tries to maintain its reputation as a "Home Town Bank"  and makes the effort to know its customers and provide a personal touch to keep them coming back.  Since management did not reinvest funds from matured investment securities, the Corporation did not have to borrow funds when time deposits matured and depositors went elsewhere to invest their funds.

The increase in stock and additional paid-in capital is due entirely to the

Corporation s Dividend Reinvestment Program.  There have been no additional shares issued except through this incentive program.


LIQUIDITY


Management of the Corporation has always strived to maintain a strong liquidity position through monitoring the correlation between interest earning assets and interest bearing liabilities.  Fluctuations in interest rates can be the main cause for the flow of funds either into or out of a financial institution.  As interest rates rise, depositors want to acquire the best yield they can and thus deposits may increase, and as rates decrease the demand for loans generally increases substantially.

Management has been diligent in maintaining a low borrowing position for the Corporation so that as these fluctuations occur, the Corporation can respond more readily.


CAPITAL RESOURCES


During the first quarter of 1998, the Corporation entered into a contract to convert all of its data processing systems before year end.  This will include all loan, deposit and general ledger systems.  New equipment will be purchased at a cost of approximately $2.0 million and financing will be borne by the Corporation s subsidiary bank.  Several of the subsidiary s banking locations are in the process of remodeling.  Management believes that this expense is minimal and will be borne by each banking location affected.

There are no new banking locations currently planed, however, management is always looking for new locations in order to expand and better serve the

Corporation s banking customers.


RESULTS OF OPERATIONS


Net income for the Corporation increased $90,000(6.0%) during the first three months of 1998 compared to an increase of $242,900(19.2%) during the first three months of 1997.


Interest and fees on loans increased $245,000(4.0%) in the first three months of 1998 compared to an increase of $534,900(9.6%) during the first three months of 1997.  Loan demand during the first quarter of 1998 has been slow and management has been doing all it can to increase interest in loan applications.  Management's conservative approach to approving loans has kept the loan portfolio more profitable but has also kept the growth at a slower pace than that achieved by more aggressive financial institutions.

Investment security interest income has decreased $112,700(6.3%) in the first quarter of 1998 compared to an increase of $166,100(11.6%) during the same period in 1997.  This decrease can be attributed equally to volume as well as rate changes during the year.  Agency and municipal securities were both called early due to declining interest rates.  Most agency and municipal securities available on the market today contain a call feature which enables the issuer to redeem these instruments early.  If the rates are declining when the call date is reached, the issuer can redeem these instruments early and reissue them with a lower interest rate. Management has tried to find investment securities which do not have a call feature and still offer a good yield.  Interest income on federal funds sold increased $36,600 in the first quarter of 1998 primarily due to an increase in balances.


Interest expense on deposits increased $117,400(4.7%) during the first three months of 1998 compared to an increase of $41,200(1.6%) during the same period in 1997.  This increase can be attributed to both increases in average balances and a slight increase in rates during the first three months in 1998.  Average deposits were $8.1 million higher in the first quarter of 1998 than in the same period of 1997 while interest rates were only 0.10% higher.  Interest on short-term borrowings decreased

$63,700(36.2%) during the first quarter of 1998 compared to an increase of

$147,600(518.0%) during the first quarter of 1997 due to a decrease in the average balances of short-term borrowings.


Other income increased $273,000(19.6%) in the first three months of 1998 compared to a decrease of $19,200(1.4%) in the first three months of 1997.

During the second quarter of 1997, the Corporation instituted a surcharge to non-customers using the Corporation s ATM machines, which contributed to the increase in other income in the first quarter of 1998.  Other expense increased $326,000(7.4%) in the first quarter of 1998 compared to an increase of $115,600(5.5%) in the first quarter of 1997.  A 15% increase in employee health care premiums was a major contributor to this increase.

A summarized change in income for the quarters appears below :

Three Months Ended              March 31,      March 31,       1998
                                  1998           1997       Over(Under)
                               (Unaudited)    (Unaudited)      1997
                              -------------  -------------  -----------
Revenue and Expenses:(000 s)
Interest Income                 $ 8,052        $ 7,882        $  170
Less:Interest Expense             2,713          2,659            54
                                --------       --------       -------
 Net Interest Income              5,339          5,223           116
     Provision for Loan Loss        150            150             0
     Other Operating Expense
     Net of Other Operating
     Revenues                     3,082          3,028            54
                                --------       --------       -------
Income Before Income Taxes        2,107          2,045            62
Tax Provision                       511            538           (27)
                                --------       --------       -------
NET INCOME                      $ 1,596        $ 1,507        $   89
                                ========       ========       =======


CAPITAL ADEQUACY


The Office of the Comptroller of the Currency ("OCC") has issued guidelines which impose upon national banks certain risk-based capital and leverage standards.  Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies which are available to the federal regulatory authorities.  Depending upon the circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established and may also take more restrictive action.


As of December 31, 1997, the most recent notification from the OCC the

Corporation was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively.

The total risk-based capital ratio for the Corporation is 19.78%, Tier I risk-based capital ratio of 18.54% and its leverage ratio is 12.31%.

     PART II - OTHER INFORMATION
     ---------------------------
Item 1    Legal Proceedings
          None

Item 2    Changes in Securities
          None

Item 3    Defaults Upon Senior Securities
          None

Item 4    Submission of Matters to a Vote of Security Holders
          None

Item 5    Other Information
          None

Item 6    Exhibits and Reports on Form 8-K


          (a) Exhibits

              Exhibit Number                Description
              --------------                -----------
                  27                        Financial Data Schedule

                  10 Outsourcing Agreement by and between Tri City National Bank and M & I Data Services.
                                            (Schedules and Exhibits to contract
                                             not included)

          (b) Reports on Form 8-K
              None

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              TRI CITY BANKSHARES CORPORATION






   DATE:  May 13, 1998                          /s/Henry Karbiner, Jr.
        -----------------------                 -------------------------
                                                 Henry Karbiner, Jr.
                                                 Executive Vice President,
                                                 Secretary/Treasurer



   DATE:  May 13, 1998                          /s/Thomas W. Vierthaler
        -----------------------                 --------------------------
                                                 Thomas W. Vierthaler
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

                                EXHIBIT INDEX



    Exhibit Number                        Description
    --------------                        -----------
          27                              Financial Data Schedule


          10 Outsourcing Agreement by and between Tri City National Bank and M & I Data Services.