Form 10-Q
period 1998-06-30
TRI CITY BANKSHARES CORP
filed 1998-08-14
CIK 313337

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998

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

                       6400 S. 27th Street, Oak Creek, WI
                    (Address of principal executive offices)

                                      53154
                                     --------
                                     Zip Code

                                 (414) 761-1610
                                 ---------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   ------    ------

The number of shares outstanding of $1.00 par value common stock, as of June 30, 1998: 2,512,227 shares

                                FORM 10-Q

                     TRI CITY BANKSHARES CORPORATION

                                  INDEX

PART I  -  FINANCIAL INFORMATION


                                                                    Page #
Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997                         3

           Consolidated Statements of Income
           for the Three Months ended June 30, 1998
           and 1997                                                    4

           Consolidated Statements of Income
           for the Six Months ended June 30, 1998
           and 1997                                                    5

           Consolidated Statements of Cash Flows
           for the Six Months ended June 30, 1998
           and 1997                                                    6

           Notes to Unaudited Consolidated Financial
           Statements                                                  7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                  8

Item 3     Quantitative and Qualitative Disclosures
           About Market Risk                                          14

PART II -  OTHER INFORMATION


Items 1 - 6                                                           15

Signatures                                                            19

                            TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                      June 30,           December 31,
                                              1998                1997
                                            --------           ------------
Cash and due from banks                 $  30,050,503         $  39,107,888
Federal funds sold                         20,550,000             5,600,000
                                         ------------          ------------
Cash and cash equivalents                  50,600,503            44,707,888
Investment securities:
  Available-for-sale (at fair value)        2,985,000             2,964,000
  Held-to-maturity (fair
  value of    1998 - 119,057,743
              1997 - 124,141,964)         118,707,087           123,396,458
Loans                                     276,153,531           267,398,942
Allowance for loan losses                  (3,775,592)           (3,500,050)
                                          -----------           -----------
          Net Loans                       272,377,939           263,898,892

  Premises and equipment                   17,738,570            18,126,925
  Other assets                              6,605,537             6,539,402
                                          -----------           -----------
       TOTAL ASSETS                     $ 469,014,636         $ 459,633,565
                                          ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                  $ 114,117,382         $ 105,911,980
  Interest bearing (over $100,000)         27,574,000            24,436,381
  Interest bearing                        264,402,234           268,595,009
                                          -----------           -----------
     Total Deposits                       406,093,616           398,943,370

Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase        66,265                     0
  Other                                     5,265,213             5,710,804
                                          -----------           -----------
                                            5,331,478             5,710,804
Other Liabilities                           1,639,063             1,481,710
                                          -----------           -----------
     TOTAL LIABILITIES                    413,064,157           406,135,884
Stockholders' equity:
  Cumulative Preferred stock,
    par value -$1 per share
    authorized - 200,000 shares;
    issued and outstanding-none
  Common stock, par value-$1 per share
    authorized-5,000,000 shares;
    Issued and outstanding:
               1998 - 2,512,227 shares;
               1997 - 2,503,118 shares      2,512,227             2,503,118
Additional paid in capital                  9,478,069             9,209,826
Retained earnings                          43,970,069            41,810,248
Net unrealized losses on investment
  securities available-for-sale                (9,886)              (25,511)
                                          -----------           -----------
     TOTAL STOCKHOLDERS' EQUITY            55,950,479            53,497,681
                                          -----------           -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY             $ 469,014,636         $ 459,633,565
                                          ===========           ===========
     See Notes to Unaudited Consolidated Financial Statements.

                            TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                     FOR THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                      (UNAUDITED)


                                            1998                1997
                                            ----                ----
Interest income:
  Loans, including fees                 $ 6,492,921         $ 6,225,592
  Investment securities:
     Taxable                                883,117           1,079,038
     Exempt from federal income tax         761,372             696,925
  Federal funds sold                        191,221               6,736
                                         -----------         -----------
       TOTAL INTEREST INCOME              8,328,631           8,008,291

Interest expense:
  Deposits                                2,726,529           2,523,668
  Short-term borrowings                      20,186             121,618
                                         -----------         -----------
       TOTAL INTEREST EXPENSE             2,746,715           2,645,286
                                         -----------         -----------
       NET INTEREST INCOME                5,581,916           5,363,005
Provision for loan losses                  (150,000)           (150,000)
                                         -----------         -----------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES          5,431,916           5,213,005

Other income:
  Service charge income                     862,701             883,513
  Rental income                             243,434             217,322
  Other                                     556,169             452,792
                                         -----------         -----------
       TOTAL OTHER INCOME                 1,662,304           1,553,627

Other expense:
  Salaries and employee benefits          2,677,229           2,520,037
  Net occupancy                             614,952             632,831
  Equipment                                 315,383             303,633
  Data processing                           155,844             167,823
  Advertising                               107,970             115,436
  Regulatory Agency Assessments              37,723              39,148
  Office Supplies                           138,637             117,599
  Other                                     571,567             687,475
                                         -----------         -----------
       TOTAL OTHER EXPENSE                4,619,305           4,583,982

Income before income taxes                2,474,915           2,182,650
Provision for income taxes                  658,700             597,700
                                         -----------         -----------
       NET INCOME                       $ 1,816,215         $ 1,584,950
                                         ===========         ===========
Per share data:
  Net income                            $      0.72         $      0.63

  Average shares outstanding              2,511,079           2,493,849

See Notes to Unaudited Consolidated Financial Statements.

                            TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                      FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


                                            1998                 1997
                                            ----                 ----
Interest income:
  Loans, including fees                $ 12,841,371         $ 12,328,624
  Investment securities:
     Taxable                              1,709,152            2,227,686
     Exempt from federal income tax       1,601,374            1,326,973
  Federal funds sold                        228,582                7,525
                                        ------------         ------------
       TOTAL INTEREST INCOME             16,380,479           15,890,808

Interest expense:
  Deposits                                5,327,114            5,006,825
  Short-term borrowings                     132,610              297,750
                                        ------------         ------------
       TOTAL INTEREST EXPENSE             5,459,724            5,304,575
                                        ------------         ------------
       NET INTEREST INCOME               10,920,755           10,586,233
Provision for loan losses                  (300,000)            (300,000)
                                        ------------         ------------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES         10,620,755           10,286,233

Other income:
  Service charge income                   1,690,865            1,677,501
  Rental income                             480,834              436,077
  Other                                   1,160,058              836,333
                                        ------------         ------------
       TOTAL OTHER INCOME                 3,331,757            2,949,911
Other expense:
  Salaries and employee benefits          5,400,571            5,012,074
  Net occupancy                           1,251,664            1,292,698
  Equipment                                 645,687              624,566
  Data processing                           300,652              310,563
  Advertising                               213,735              226,283
  Regulatory Agency Assessments              75,072               72,415
  Office Supplies                           274,881              252,348
  Other                                   1,207,730            1,217,641
                                        ------------         ------------
       TOTAL OTHER EXPENSE                9,369,992            9,008,588
                                        ------------         ------------
Income before income taxes                4,582,520            4,227,556
Provision for income taxes                1,170,000            1,136,000
                                        ------------         ------------
       NET INCOME                      $  3,412,520         $  3,091,556
                                        ============         ============
Per share data:
  Net income                           $       1.36         $       1.24
  Common stock investment              $      22.30         $      20.42
  Dividends                            $      0.500         $      0.425
  Average shares outstanding              2,508,810            2,491,896

See Notes to Unaudited Consolidated Financial Statements.

                            TRI CITY BANKSHARES CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)

                                               1998             1997
                                               ----             ----
OPERATING ACTIVITIES
  Net income                              $  3,412,520     $  3,091,556
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Proceeds from sale of loans
        held for sale                       12,645,847        3,093,017
      Origination of loans held
        for sale                           (12,645,847)      (3,093,017)
     Amortization of investment
       securities premiums and
       accretion of discounts                   57,088           94,151
     Provision for loan losses                 300,000          300,000
     Provision for depreciation                878,451          828,714
     (Increase) decrease in interest
        receivable                             (52,251)          51,373
     Increase in interest payable               51,976           50,297
     Other                                      83,493           16,566
                                           ------------     ------------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                  4,731,277        4,432,657
INVESTING ACTIVITIES
  Investment Securities Held to Maturity:
  Proceeds from maturities and redemptions
     of investment securities               14,634,908        9,991,432
  Purchase of investment
     securities                            (10,000,000)      (1,350,000)
  Net increase in loans                     (8,779,047)      (7,846,147)
  Purchases of premises and equipment         (490,096)        (444,121)
                                           ------------     ------------
       NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES             (4,634,235)         351,164
FINANCING ACTIVITIES
  Net increase in deposits                   7,150,246        1,023,720
  Net decrease in short-term
     borrowings                               (379,326)        (155,047)
  Sale of Common Stock                         277,352          248,860
  Cash dividends                            (1,252,699)      (1,057,667)
                                           ------------     ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                    5,795,573           59,866
                                           ------------     ------------
     INCREASE IN CASH
     AND CASH EQUIVALENTS                    5,892,615        4,843,687
  Cash and cash equivalents at the
     beginning of the period                44,707,888       35,507,815
                                           ------------     ------------
       CASH AND CASH EQUIVALENTS
         AT THE END OF THE PERIOD         $ 50,600,503     $ 40,351,502
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

Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended

December 31, 1997. The December 31, 1997 financial information included herein is derived from the December 31, 1997 Consolidated Balance Sheet of Tri City

which is included in the aforesaid Annual Report on Form 10-K.In the opinion of

Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals,

necessary to present fairly Tri City's financial position as of June 30, 1998 and the results of its operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997.  The operating results for the first three months of 1998 are not necessarily indicative of the results which may be expected for the entire 1998 fiscal year.

                            TRI CITY BANKSHARES CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                          CONDITION AND RESULTS OF OPERATIONS



The following discussion contains certain "forward-looking statements",

including statements concerning objectives and future events or performance, and other statements which are other than historical fact. Factors which may cause actual results to differ materially from those contemplated by such forward-

looking statements include, but are not limited to, the following possibilities:

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


CHANGES IN FINANCIAL POSITION


During the first six months of 1998, Tri City Bankshares Corporation (the

"Corporation") increased net assets $9.4 million (2.0%) compared to an increase of $3.0 million (0.7%) in the first six months of 1997.  Loan balances during the first half of 1998 increased $8.8 million (3.3%) compared to an increase of

$7.8 million (3.1%) during the same period in 1997.  Loan growth has continued

at a moderate  pace.  Management strives to attract new loan customers and encourage them to do their financing with the Corporation.  Since recent bank acquisitions have created larger banking organizations, management feels that they may be able to attract customers who seek that PERSONAL TOUCH from their banking affiliate.

Cash and cash equivalents have increased $5.9 million (13.2%) during the first six months of 1998 compared to $4.8 million (13.6%) during the first six months of 1997. Investment securities decreased $4.7 million (3.8%) in 1998 due to normal maturities and call options, and the proceeds have not yet been reinvested .  In deciding how to reinvest such proceeds, management will seek investments which will increase the Corporation's net income while not exposing it to unnecessary risk. Because most securities currently available do not offer a premium rate, management intends to hold these proceeds in readily available funds until an appropriate investment becomes available or loan demand increases.  In comparison,  investment securities during the first half of 1997 decreased $9.7 million (7.7%) also due to normal call options or maturities.

The allowance for loan losses increased $275,500 (7.9%) in the first six months of 1998 compared to an increase of $284,000 during the same period of 1997.

Management attempts to maintain an adequate reserve for loan loss based on past experience, any known problem loans and current loan growth.

Total deposits increased $7.2 million (1.8%) during the first six months of 1998 compared to an increase of $1.0 million (0.3%) during the first six months of

1997.  This growth is primarily in non-interest bearing deposits and in time deposits over $100,000.  Management employs various marketing techniques to attract customers to the Corporation including sponsorship of several festivals and promotional events.

Borrowed funds have decreased during 1998 by $379,000 (6.6%) compared to a decrease of $155,000 (2.9%) during 1997.  The equity of the Corporation increased $2.5 million (4.6%) in the first six months of 1998 compared to an increase of $2.2 million (4.5%) during the first six months of 1997.  This increase is due to continued increase in net earnings as well as continued

interest in the dividend reinvestment program of the Corporation.

LIQUIDITY


Management strives to maintain a strong liquidity position for the Corporation.

They have carefully monitored the correlation between interest earning assets and interest bearing liabilities.  Fluctuations in interest rates can be the main cause for the flow of funds either into or out of a financial institution.

As interest rates rise, depositors want to acquire the best yield they can and thus deposits may increase, and as rates decrease the demand for loans generally increases substantially.  Management maintains a low borrowing position for the

Corporation so that as these fluctuations occur, the Corporation can respond more readily.


CAPITAL RESOURCES

During the first quarter of 1998, the Corporation entered into a contract to outsource all of its data processing systems before year end.  This will include loan, deposit and general ledger systems.  New equipment is being purchased at an estimated cost of approximately $2.0 million and will be financed by the

Corporation's banking subsidiary.  The Corporation is also negotiating the purchase of land for a new building to provide additional space for this subsequent growth.  The cost of the land and the building is expected to be approximately $2.2 million and is expected to be financed by the Corporation's banking subsidiary.

Several of the subsidiary's banking locations are also in the process of remodeling.  Management believes that this expense will be borne by each location affected and will be minimal.

There are no additional capital expenditures planned for the current year;

however, management will continue to examine any opportunities which may present themselves for the continued growth and profitability of the Corporation.

RESULTS OF OPERATIONS


The Corporation's net income for the quarter ended June 30, 1998 increased

$237,500 (15.0%) compared to an increase of $258,900 (19.5%) for the quarter ended June 30, 1997.  Interest income on loans ,including fees, increased

$267,300 (4.3%) in the second quarter of 1998 compared to an increase of

$587,100 (10.4%) during the same period in 1997.  Management attributes the lower rates of growth in net income and interest income in loans to a lower demand for loans and decreased interest rates on loans during 1998 which averaged 8.8% during the second quarter, compared to 9.0% during the second quarter in 1997.  Interest income on investment securities has decreased

$131,500 (7.4%) in the second quarter of 1998 compared to an increase of

$111,900 (6.7%) during the same three months in 1997 because management has not reinvested the proceeds of matured securities in investment securities, due to the lack of comparable investments.  Interest income on federal funds sold has increased $184,500 for the three months ended June 30, 1998 compared to a decrease of $169,000 for the three months ended June 30, 1997.  Instead, these proceeds have been invested for the short term in the Federal Funds Market.

Management expects however, that the demand for loans will increase and such proceeds will be available to satisfy this demand.

Interest expense on deposits has increased $202,900 (8.0%) during the second quarter of 1998 compared to a decrease of $151,800 (5.7%) during the same period in 1997.  Deposit balances have increased from June, 1997 to June, 1998 approximately $23.2 million which accounts for this increased expense for the quarter.  Interest rates have continued to remain stable during the past twelve months due to a very stable economy.  Short term borrowings interest expense decreased $101,400 (83.4%) in the second quarter of 1998 compared to an increase of $106,300 (695.8%) during the second quarter of 1997.  Since deposit balances have increased and investment security balances decreased, the

Corporation had excess funds to invest and therefore did not need to borrow funds.

Other income increased $108,700 (7.0%) in the three month period ended June 30,

1998 compared to an increase of $110,800 (7.7%) during the same period in 1997.

Other expenses increased $35,300 (0.8%) in the second quarter of 1998 compared to an increase of $216,900 (5.0%) in the second quarter of 1997.  Because the

Corporation does not currently have a large number of nonperforming loans, loan collection and other related fees have decreased $64,400 in the second quarter of 1998 compared to an increase of $15,100 in the second quarter of 1997.

A summary statement of the change in income for the quarters ended June 30, 1998 and 1997 appears below :

Three Months Ended                  June 30,       June 30,       1998
                                      1998           1997     Over (Under)
                                  (Unaudited)    (Unaudited)      1997
                                 -------------  ------------  -----------
Revenue and Expenses:(000's)
  Interest Income                   $ 8,329        $ 8,008       $ 321
  Less:Interest Expense               2,747          2,645         102
                                 -------------  ------------  -----------
       Net Interest Income            5,582          5,363         219
       Provision for Loan Loss          150            150           0
       Other Operating Expense
         Net of Other Operating
         Revenues                     2,957          3,030         (73)
                                 -------------  ------------  -----------
Income Before Income Taxes            2,475          2,183         292
Tax Provision                           659            598          61
                                 -------------  ------------  -----------
NET INCOME                          $ 1,816        $ 1,585       $ 231
                                 =============  ============  ===========

The Corporation's net income during the first six months of 1998 increased

$327,200 (10.6%) compared to an increase of $502,000 (19.4%) during the first six months of 1997.  During this period in 1998, interest income and fees on loans  increased $512,700 (4.2%) compared to an increase of $1.1 million (7.7%)

in 1997.  This change reflects management's attempt to stimulate loan growth with a conservative approach to loan review.  Management believes that maintaining this balance is necessary to maintaining a portfolio of high quality loans. Interest income on investment securities has decreased $244,100

(6.9%) in the first six months of 1998 compared to an increase of $294,000

(9.0%) in the first six months of 1997.  Investment security balances have declined as such securities have matured and the supply of comparable securities has declined.

Interest expense on deposits increased $320,300 (6.4%) during the first half of

1998 compared to a decrease of $258,200 (4.9%) during the same period in 1997.

The Corporation's deposit base has increased $24.1 million during the twelve month period ending June 30, 1998 compared to a growth of $14.3 million during the twelve months ending June 30, 1997.  Interest expense on short term borrowings decreased $165,100 (55.5%) in the first six months of 1998 compared to an increase of $254,000 (580.2%) during the first six months of 1997.  The excess funds received from increased deposits together with the proceeds of matured securities have enabled the Corporation  to remain in a funds sold position rather than a borrowed position for the first half of 1998.

Total other expense net of total other income decreased $20,400 (5.7%) in 1998 compared to an increase of $240,800 (72.4%) in 1997.  A surcharge placed on foreign (non-customer) transactions at the Corporation's ATMs (Automated Teller

Machines) was initiated in June of 1997.  The full impact of this surchange was reflected during the first six months of 1998.


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

As of December 31, 1997, the most recent notification from the OCC, the

Corporation was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the

Corporation must maintain minimum total risk-based, Tier I risk-based, and

Tier I leverage ratios of 10%, 6% and 5%, respectively.  The total risk-based capital ratio for the Corporation is 20.51%, Tier I risk-based capital ratio of

19.26% and its leverage ratio in 12.28%.


YEAR 2000 ISSUE


The Corporation believes that its new data processing systems will not be adversely affected by the Year 2000 Issue.  The Corporation has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Corporation is vulnerable to those third parties' potential failure to remediate their own Year 2000 Issue.  However,

there can be no guarantee that the systems of other companies, on which the

Corporation's systems rely, will be timely converted, or that a failure to convert by another company, or a converstion that is incompatible with the

Corporation's systems, would not have a material adverse effect on the

Corporation.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk


The Corporation's Annual Report on Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

PART II - OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders

On June 10, 1998, Tri City Bankshares Corporation held its annual stockholders meeting.  The only item held for a vote of stockholders was for the election of

Directors for the ensuing year.  The number of shares of common stock represented by proxy and in person was 2,207,789, which represented approximately 88.0% of the total outstanding shares entitled to vote for directors.  There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

   Director's Name:          Frank Bauer
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          Sanford Fedderly
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          William Gravitter
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          Henry Karbiner, Jr.
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          Christ Krantz
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          Rudie Lauterbach
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          William McGovern
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          Robert Orth
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          Ronald K. Puetz
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          John Rupcich
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          David Ulrich, Sr.
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          David Ulrich, Jr.
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          William Werry
       For                   2,203,428
       Against                       0
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

   Director's Name:          Scott A. Wilson
       For                   2,203,353
       Against                      75
       Withheld                  4,361
       Abstain                       0
       Broker Non-Vote               0

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

                             TRI CITY BANKSHARES CORPORATION

DATE:  August 12, 1998                          /s/Henry Karbiner, Jr.
       -----------------------                  -----------------------------
                                                Henry Karbiner, Jr.
                                                Executive Vice President,
                                                Secretary/Treasurer



DATE:  August 12, 1998                          /s/Thomas W. Vierthaler
       -----------------------                  -----------------------------
                                                Thomas W. Vierthaler
                                                Vice President and Comptroller
                                                (Chief Accounting Officer)

                             EXHIBIT INDEX



  Exhibit Number                               Description
  --------------                               -----------
       27                                      Financial Data Schedule