Form 10-Q
period 1998-09-30
TRI CITY BANKSHARES CORP
filed 1998-11-13
CIK 313337

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

                                           53154
                                          Zip Code

                                       (414) 761-1610
                     (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES  X    NO
       ------   ------

    The number of shares outstanding of $1.00 par value common stock, as of September 30, 1998: 2,516,220.

FORM 10-Q
TRI CITY BANKSHARES CORPORATION

INDEX

PART I - FINANCIAL INFORMATION                                   Page #

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997                  3

          Consolidated Statements of Income
          for the Three Months ended September 30,
          1998 and 1997                                             4

          Consolidated Statements of Income
          for the Nine Months ended September 30,
          1998 and 1997                                             5

          Consolidated Statements of Cash Flows
          for the Nine Months ended September 30, 1998
          and 1997                                                  6

          Notes to Unaudited Consolidated Financial
          Statements                                                7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                8

Item 3    Quantitative and Quantitative
          Market Risk Disclosure                                   16

PART II - OTHER INFORMATION


Items 1 - 6                                                        17

Signatures                                                         18

                      TRI CITY BANKSHARES CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                   September 30,           December 31,
                                             1998                   1997
                                         -------------           -------------
Cash and due from banks                 $  29,274,573           $  39,107,888
Federal funds sold                         19,350,000               5,600,000
                                         -------------           -------------
Cash and cash equivalents                  48,624,573              44,707,888
Investment securities:
  Available-for-sale (at fair value)                0               2,964,000
  Held-to-maturity (fair
  value of    1998 - 136,009,674
          1997 - 124,141,964)             133,858,134             123,396,458
Loans                                     272,136,510             267,398,942
Allowance for loan losses                  (3,918,979)             (3,500,050)
                                         -------------           -------------
       Net Loans                          268,217,531             263,898,892
  Premises and equipment                   18,839,225              18,126,925
  Other assets                              7,344,530               6,539,402
                                         -------------           -------------
       TOTAL ASSETS                     $ 476,883,993           $ 459,633,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                  $ 115,971,244           $ 105,911,980
  Interest bearing (over $100,000)         31,332,000              24,436,381
  Interest bearing                        268,624,484             268,595,009
                                         -------------           -------------
     Total Deposits                       415,927,728             398,943,370
Short-term borrowings:
     Federal funds purchased and
      securities sold under
      agreements to repurchase                      0                       0
     Other                                    870,850               5,710,804
                                        --------------           -------------
  Total short-term borrowings                 870,850               5,710,804
Other Liabilities                           2,838,210               1,481,710
                                        --------------           -------------
     TOTAL LIABILITIES                    419,636,788             406,135,884
Stockholders' equity:
  Cumulative preferred stock, par
    value -$1 per share authorized -
    200,000 shares; issued and
    outstanding-none
  Common stock, par value-$1 per share
    authorized-5,000,000 shares; Issued
    and outstanding:
      1998 - 2,516,220 shares;
      1997 - 2,503,118 shares               2,516,220               2,503,118
Additional paid in capital                  9,600,859               9,209,826
Retained earnings                          45,130,126              41,810,248
Accumulated other comprehensive income              0                 (25,511)
                                        --------------           -------------
     TOTAL STOCKHOLDERS' EQUITY            57,247,205              53,497,681
                                        --------------           -------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY             $ 476,883,993           $ 459,633,565


See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
  (UNAUDITED)


                                                   1998                  1997
Interest income:                                   ----                  ----
  Loans, including fees                    $  6,579,926          $  6,216,480
  Investment securities:
     Taxable                                    960,712             1,128,370
     Exempt from federal income tax             813,729               549,299
  Federal funds sold                            246,060               239,176
                                            ------------          ------------
       TOTAL INTEREST INCOME                  8,600,427             8,133,325
Interest expense:
  Deposits                                    2,844,236             2,629,385
  Short-term borrowings                          28,804                28,623
                                            ------------          ------------
       TOTAL INTEREST EXPENSE                 2,873,040             2,658,008
                                            ------------          ------------
       NET INTEREST INCOME                    5,727,387             5,475,317
Provision for loan losses                      (150,000)             (150,000)
                                            ------------          ------------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES              5,577,387             5,325,317
Other income:
  Service charge income                         915,059               908,408
  Rental income                                 236,923               226,404
  Other                                         589,382               506,729
                                            ------------          ------------
       TOTAL OTHER INCOME                     1,741,364             1,641,541
Other expense:
  Salaries and employee benefits              2,715,772             2,537,224
  Net occupancy                                 657,063               646,042
  Equipment                                     333,840               318,928
  Data processing                               151,250               147,017
  Advertising                                   162,777               120,595
  Regulatory Agency Assessments                  37,666                36,357
  Office Supplies                               126,538               121,455
  Other                                         724,735               684,047
                                            ------------          ------------
       TOTAL OTHER EXPENSE                    4,909,641             4,611,665
                                            ------------          ------------
Income before income taxes                    2,409,110             2,355,193
Provision for income taxes                      621,000               670,500
                                            ------------          ------------
       NET INCOME                          $  1,788,110          $  1,684,693
                                            ============          ============
Per share data:
  Net income                               $       0.71          $       0.67

  Average shares outstanding                  2,515,222             2,498,152

See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                     1998                1997
Interest income:                                     ----                ----
  Loans, including fees                      $ 19,421,297        $ 18,545,104
  Investment securities:
     Taxable                                    2,669,864           3,356,056
     Exempt from federal income tax             2,415,103           1,876,272
  Federal funds sold                              474,642             246,701
                                              ------------        ------------
       TOTAL INTEREST INCOME                   24,980,906          24,024,133
Interest expense:
  Deposits                                      8,171,350           7,636,210
  Short-term borrowings                           161,414             326,373
                                              ------------        ------------
       TOTAL INTEREST EXPENSE                   8,332,764           7,962,583
                                              ------------        ------------
       NET INTEREST INCOME                     16,648,142          16,061,550
Provision for loan losses                        (450,000)           (450,000)
                                              ------------        ------------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES               16,198,142          15,611,550
Other income:
  Service charge income                         2,605,924           2,585,909
  Rental income                                   717,757             662,481
  Other                                         1,749,440           1,343,062
                                              ------------        ------------
       TOTAL OTHER INCOME                       5,073,121           4,591,452
Other expense:
  Salaries and employee benefits                8,116,343           7,549,298
  Net occupancy                                 1,908,727           1,938,740
  Equipment                                       979,527             943,494
  Data processing                                 451,902             457,580
  Advertising                                     376,512             346,878
  Regulatory Agency Assessments                   112,738             108,772
  Office Supplies                                 401,419             373,803
  Other                                         1,932,465           1,901,688
                                              ------------        ------------
       TOTAL OTHER EXPENSE                     14,279,633          13,620,253
                                              ------------        ------------
Income before income taxes                      6,991,630           6,582,749
Provision for income taxes                      1,791,000           1,806,500
                                              ------------        ------------
       NET INCOME                            $  5,200,630        $  4,776,249
                                              ============        ============
Per share data:
  Net income                                 $       2.07        $       1.92
  Common stock investment                    $      22.80        $      20.88
  Dividends                                  $      0.750        $      0.638
  Average shares outstanding                    2,510,970           2,494,004

See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

                                                     1998                1997
OPERATING ACTIVITIES                                 ----                ----
  Net income                                 $  5,200,630        $  4,776,249
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Proceeds from sale of loans
      held for sale                            16,878,377           5,670,799
     Origination of loans held
      for sale                                (16,878,377)         (5,670,799)
     Amortization of investment
      securities premiums and
      accretion of discounts                       84,764             152,008
     Provision for loan losses                    450,000             450,000
     Provision for depreciation                 1,312,512           1,252,111
     (Increase) decrease in interest
      receivable                                 (640,431)            108,095
     Increase in interest payable                 691,411             673,966
     Other                                        487,276            (246,794)
                                              ------------        ------------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                     7,586,162           7,165,635
INVESTING ACTIVITIES
  Available for Sale:
  Proceeds from maturities and redemptions
     of investment securities                   3,000,000           2,000,000
  Held to Maturity:
  Proceeds from maturities and redemptions
     of investment securities                  25,290,748          17,264,660
  Purchase of investment securities           (36,577,474)         (8,048,927)
  Net increase in loans                        (4,025,726)         (1,309,290)
  Purchases of premises and equipment          (2,024,812)           (648,180)
                                              ------------        ------------
       NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES               (14,337,264)          9,258,263
FINANCING ACTIVITIES
  Sale of Common Stock                            404,135             359,357
  Net increase in deposits                     16,984,358           3,580,589
Net increase(decrease)  in short-term
     borrowings                                (4,839,954)         29,648,930
  Cash dividends                               (1,880,752)         (1,587,906)
                                              ------------        ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                      10,667,787          32,000,970
                                              ------------        ------------
     INCREASE  IN CASH
     AND CASH EQUIVALENTS                       3,916,685          48,424,868
  Cash and cash equivalents at the
     beginning of the period                   44,707,888          35,507,815
                                              ------------        ------------
       CASH AND CASH EQUIVALENTS
         AT THE END OF THE PERIOD            $ 48,624,573        $ 83,932,683
                                              ============        ============

See Notes to Unaudited Consolidated Financial Statements.

                       TRI CITY BANKSHARES CORPORATION

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto incorporated herein by reference to the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1997. The December 31, 1997 financial information included herein is derived from the December 31, 1997 Consolidated Balance Sheet of Tri City which is incorporated herein by reference to the aforesaid Annual Report on Form 10-K.

In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of September 30, 1998, the results of its operations for the three month and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. The operating results for the first nine months of 1998 are not necessarily indicative of the results which may be expected for the entire 1998 fiscal year.

                          TRI CITY BANKSHARES CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION




The following discussion contains certain forward-looking statements, including statements concerning objectives and future events or performance, and other statements which are other than historical fact. Factors which may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities: (I) lower than anticipated loan and deposit growth due to a variety of factors, including changes in the interest rate environment and an increase in competitive pressures in the banking and financial services industry; (ii) insufficient reserves for loan losses; (iii) poorer than expected general economic conditions; (iv) legislation or regulatory changes which adversely affect the banking industry; (v) changes in projected capital expenditures, (vi) costs incurred due to business disruptions caused by the third parties and
(vii) other unanticipated occurrences.


COMPREHENSIVE INCOME


As of January 1, 1998, the Corporation adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or stockholders' equity. Statement 130 requires changes in the reporting of items which currently bypass the income statement and are recorded directly as a component of stockholders' equity such as unrealized gains or losses on the Corporation's available-for-sale securities. Under the Statement, comprehensive income must be displayed prominently in the financial statements. The Corporation adopted SFAS No. 130 on January 1, 1998, and all annual required disclosures will be included beginning with the Corporation's 1998 Form 10-K Annual Report. Prior period financial statements have been reclassified to conform to the requirements of Statement 130.

During the three and nine months ended September 30 of 1998 and 1997, total comprehensive income amounted to $10,000, $26,000, $47,000 and $(53,000) respectively.

CHANGES IN FINANCIAL POSITION


Net assets for Tri City Bankshares Corporation (the Corporation ) grew $17.3 million (3.8%) during the first nine months of 1998 compared to an increase of $37.8 million (8.6%) during the first nine months of 1997. In 1997 a short-term deposit was received on September 30 for $29.4 million which accounts for the majority of the gain in that year. This money was held in Federal Funds because of the short-term nature of the deposit.

 Investment securities for the Corporation have increased $10.5 million (8.5%) in the first nine months of 1998 compared to a decrease of $12.2 million (9.8%) during the same period in 1997. Management has replaced maturing securities with additional municipal securities which are exempt from federal taxes. Until other suitable investments can be acquired, excess funds will be invested in Federal Funds Sold for the short term.

Loans of the Corporation have increased $4.7 million (1.8%) during the first nine months of 1998 compared to an increase of $2.0 million (0.8%) during the same period in 1997. Management has actively pursued new loan customers in 1998 to increase the Corporation s loan portfolio. Loans currently provide the Corporation with a higher yield on its investment than securities can presently offer. The allowance for loan losses increased $419,000 (12.0%) during the nine months ended September 30, 1998 compared to an increase of $392,000 (13.0%) in the nine months ended September 30, 1997. Management believes that this reserve is adequate to cover any losses which may occur in the loan portfolio. The
Corporation s experience rate for non-performing loans is below one percent.

With the year 2000 quickly approaching, management has taken steps to be ready for the new millennium. The Corporation is undergoing a major conversion of all loan, deposit and accounting systems to ensure that it will be ready for the year 2000. New equipment has been purchased for this purpose, which resulted in an increase in premises and equipment of $712,000 (3.96%) during the first nine months of 1998 compared to a decrease of $604,000 (3.2%) during the same period in 1997. Other assets have increased due to the increase in accrued interest from the additional investment securities and new loans.

Total deposits of the Corporation increased $17.0 million (4.3%) during the first nine months of 1998 compared to an increase of $3.6 million (0.9%) during the first nine months of 1997. This growth is primarily in non-interest bearing deposits and time deposits over $100,000. The Corporation has maintained its primary deposit base while management strives to attract new accounts by offering various promotional items such as discounted tickets to various summer festivals and attractions.

Total borrowings for the Corporation have decreased $4.8 million (84.8%) during the first nine months of 1998 compared to an increase of $29.6 million (549.1%) during the same period in 1997. Other liabilities increased $1.4 million on September 30, 1998 compared to an increase on September 30, 1997 of $1.0 million.


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


CAPITAL RESOURCES


During the first quarter of 1998, the Corporation entered into a contract to outsource all of its data processing systems before year end. This will include loan, deposit and accounting systems. New equipment which has been purchased and will cost approximately $2.0 million will be financed through the Corporation s banking subsidiary. This conversion should be accomplished by the middle of the fourth quarter in 1998. The Corporation has purchased land and is currently constructing a building which will house its data processing and financial services departments. The cost of this project is estimated to be $2.2 million and will be financed by the Corporation s banking subsidiary.

Several of the subsidiary s banking locations have or will remodel their facilities. This expense will be nominal and will be borne by each location affected.

Presently no additional expenditures are planned for the remainder of this year; however, management will continue to examine any opportunities which may present themselves for the continued growth and profitability of the Corporation.


RESULTS OF OPERATIONS


Net income for the third quarter of 1998 increased $103,000 (6.1%) compared to an increase of $211,000 (14.3%) in the third quarter of 1997. This increase can be attributed primarily to the increase in interest income and fees on loans which increased $363,000 (5.8%) in the third quarter of 1998 compared to an increase of $460,000 (8.0%) in the third quarter of 1997. Management has continued in their effort to attract new loan customers and build the Corporation s loan portfolio. Management seeks to avoid compromising the Corporation's loan portfolio by adding questionable loans and therefore the Corporation s senior loan committee reviews all loan requests submitted to them.

Investment security interest income increased $97,000 (5.8%) in the third quarter of 1998 compared to a decrease of $146,000 (8.0%) in the third quarter of 1997. Management has been conservative in their investment strategies and to avoid exposing the Corporation to undue risk. They will not pursue high risk investments but will seek investments that will provide the Corporation with a good yield. Because the Corporation is not in the business of buying and selling securities, it will hold all securities until they mature or are called.

Interest expense on deposits increased $215,000 (8.2%) in the three months ended September 30, 1998 compared to a decrease of $32,000 (1.2%) during the three months ended September 30, 1997. Deposit balances increased even though rates remained fairly steady.

Other income increased $100,000 (6.1%) in the third quarter of 1998 compared to an increase of $169,000 (11.4%) in the third quarter of 1997.

Total other expenses increased $298,000(6.5%) in the third quarter of 1998 compared to an increase of $185,000 (4.2%) in the third quarter of 1997. The Corporation is beginning to experience some of the costs associated with its upcoming systems upgrade.

A summary statement of the change in income for the quarters ended September 30, 1998 and 1997 appears below :


             Three Months Ended:   September 30,    September 30,      1998
                                      1998             1997        Over(Under)
                                    (Unaudited)      (Unaudited)       1997
                                   -------------    -------------  -----------
  Revenue and Expenses:(000 s)
  Interest Income                    $ 8,600          $ 8,133        $  467
  Less: Interest Expense               2,873            2,658           215
                                      -------          -------        ------
         Net Interest Income           5,727            5,475           252
  Provision for Loan Loss                150              150             0
     Other Operating Expense
      Net of Other Operating Revenues  3,168            2,970           198
                                      -------          -------        ------
     Income Before Income Taxes        2,409            2,355            54
        Tax Provision                    621              670           (49)
                                      -------          -------        ------
     NET INCOME                      $ 1,788          $ 1,685        $  103
                                      =======          =======        ======

During the first nine months of 1998 net income increased $424,000 (8.9%) compared to an increase of $713,000 (17.5%) during the first nine months of 1997. During most of 1998, interest rates on investments and loans decreased slightly which resulted in lower interest income. Management believes that the Corporation has performed well this year considering the fluctuating economy.

Interest income increased $957,000 (4.0%) during the first nine months of 1998 compared to an increase of $1.6 million(7.2%) in the first nine months of 1997. Although loan activity has been favorable, interest rates have slowly declined which prompted many customers to refinance their mortgages. In addition, investment securities which were purchased have lower yields.

Total interest expense increased $370,000 (4.6%) during the first nine months of 1998 compared to a decrease of $52,000 (0.6%) during the same period in 1997. Although interest rates on investments declined, interest rates paid on deposits remained steady. Since interest bearing deposits grew $6.9 million in 1998 interest income increased.
During the first nine months of 1998 other income increased $482,000 (10.5%) compared to an increase of $260,000 (6.0%) in the first nine months of 1997. Nine months of the ATM surcharge on non-customer transactions which was initiated in June of 1997 were realized in 1998 compared to only four months in 1997.

Other expenses increased $659,000 (4.8%) during the first three quarters of 1998 compared to an increase of $518,000 (4.0%) during the first three quarters of 1997.


CAPITAL ADEQUACY


   The office of the Comptroller of the Currency ( OCC ) has issued guidelines which impose upon national banks certain risk-based capital and leverage standards. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies which are available to the federal regulatory authorities. Depending upon the circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established and may also take more restrictive action.

As of December 31, 1997, the most recent notification from the OCC, the Corporation was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The total risk-based capital ratio for the Corporation is 20.4%, Tier I risk-based capital ratio of 19.2% and its leverage ratio in 12.1%.


YEAR 2000 PROBLEM


At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many computer systems will start to produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier that January 1, 2000 as dates in the next millennium are entered into non-Year 2000 complaint programs. Like most financial service providers, the Corporation may be significantly affected by the Year 2000 Problem due to the nature of financial information.


COMPLIANCE PROGRAM


In order to address the Year 2000 Problem and to minimize its potential adverse impact, in 1997 the Corporation initiated a corporate wide project to address the impact of the Year 2000 Problem on its computer application systems, information technology ("IT") related equipment, system software, building controls, and non-IT embedded systems found in such equipment as security systems, currency counters, and elevators.
The evaluation of Year 2000 issues included an assessment of the potential impact of the Year 2000 Problem on the Corporation including monitoring significant customers, service suppliers and other parties material to the Corporation's operations; testing changes provided by these suppliers; and developing contingency plans for any critical systems that are not effectively reprogrammed. In the course of this evaluation, the Corporation has sought written assurances from such third parties as to their state of Year 2000 readiness. The Corporation's Year 2000 Compliance Program is divided into five phases; (1) awareness (2) assessment; (3) renovation; (4) validation; and (5) implementation.


THE CORPORATION'S STATE OF READINESS


Work on the Year 2000 project has been prioritized in accordance with risk. The highest priority has been assigned to activities that would disrupt the accuracy and delivery of the Corporation's banking services to its customers; next is an assessment of the potential credit risk to the Corporation resulting from its credit customers state of Year 2000 readiness, or lack thereof, and the potential impact of those efforts on the customer's ability to meet contractual payment obligations; the lowest priority has been assigned to activities that would cause inconvenience or productivity loss in normal business operations such as issues related to internal office machinery, heating and air conditioning systems and elevators.

The Corporation has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Corporation out sources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify their systems are year 2000 compliant. During the week of November 16, 1998, the Corporation will be converting to a new primary Data Service provider which is Year 2000 compliant. After the conversion, the Corporation will perform a variety of tests to determine the proper functionality of the new platform. The Corporation's other external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Corporation's information systems will be Year 2000 compliant prior to December 31, 1998. This will enable the Corporation to devote substantial time to the testing of the upgraded systems prior to the arrival of the new millennium. The Corporation expects to complete its timetable for carrying out its plans to address Year 2000 issues, and to finish initial testing by March 30, 1999.

The Corporation has also conducted an evaluation of its significant credit customers to determine their state of Year 2000 readiness. Evaluations were completed for all customers whose outstanding loan balance or loan commitment exceeded $250,000. In addition, as part of its ongoing credit underwriting practices, all new and renewed loans must have a Year 2000 risk assessment completed and reported as part of the loan approval process. Based upon the information received from these surveys, the Corporation does not expect to experience any material collection problems resulting from its customers Year 2000 readiness or lack thereof.


COST TO ADDRESS YEAR 2000 COMPLIANCE ISSUES


Managing the Year 2000 Project will result in additional direct and indirect costs to the Corporation. Based upon current internal studies, as well as recently solicited bids from various computer hardware and software vendors, the Corporation estimates that the total direct cost of
resolving the Year 2000 Problem will be between $2.0 and $2.4.     To
date the corporation has expended $700,000 in addressing the Year 2000 Problem, all of which has been related to hardware/software purchases. The majority of the remaining costs related to resolving the Year 2000 Problem are expected to be expended in 1999. The Corporation expects to fund these expenditures through internal sources.

The estimated costs of, and timetable for, becoming Year 2000 compliant constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the continued availability of certain resources, the accuracy of representations made by third parties concerning their compliance with Year 2000 issues, and other factors.


RISK OF NON-COMPLIANCE AND CONTINGENCY PLANS


The major applications which pose the greatest Year 2000 risks to the Corporation if the Year 2000 implementation of the Year 2000 Project is not successful are the Corporation's data services systems supported by third party vendors, loan customers ability to meet contractual payment obligations in the event the Year 2000 Problem has a significant negative impact to their business, internal computer networks, and items processing equipment which renders customers bank statements and banking transactions. The potential problems which could result from the inability of these applications to correctly process the Year 2000 are the inaccurate calculation of interest income and expense, service delivery interruptions to the Corporation's banking customers, credit losses resulting from the Corporation's loan customers inability to make contractual credit obligations, interrupted financial data gathering, and poor customer relations resulting from inaccurate or delayed transaction processing, respectively.

Although the Corporation intends to complete substantially all Year 2000 remediation and testing activities by December 31, 1998, and although the Corporation has initiated Year 2000 communications with significant customers, key vendors, service providers, and other parties material to the Corporation's operations and is diligently monitoring the progress of such third parties in their Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Corporation intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. Preliminary discussions have been held regarding the contingency plan and a final contingency plan is scheduled to be completed by the end of the first quarter of 1999.


ITEM 3 Quantitative and Qualitative Disclosures About Market Risk The Corporation s Annual Report on Form 10-K contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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



                           TRI CITY BANKSHARES CORPORATION



  DATE:  November 10,1998                    /s/Henry Karbiner, Jr.
       ---------------------                 ----------------------
                                             Henry Karbiner, Jr., President
                                             (Chief Executive Officer)





  DATE:  November 10, 1998                  /s/Thomas W. Vierthaler
       ---------------------                -----------------------
                                            Thomas W. Vierthaler
                                            Vice President and Comptroller
                                            (Chief Accounting Officer)

                                      EXHIBIT INDEX



        Exhibit Number                             Description
        --------------                             -----------
              27                              Financial Data Schedule