Form 10-K
period 1998-12-31
TRI CITY BANKSHARES CORP
filed 1999-04-01
CIK 313337

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1998

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

     Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 1999 2,524,812 shares of common stock were outstanding and the aggregate market value of the shares held by nonaffiliates was approximately $29,908,125.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                         Incorporated in

Annual report to shareholders for fiscal
year ended December 31, 1998                                     Parts II and IV

Proxy statement for annual meeting of
shareholders to be held on June 9, 1999.                                Part III

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

                                     PART I

Item 1. BUSINESS

General

Tri City Bankshares Corporation (Registrant), a registered bank holding company, is a Wisconsin corporation organized in 1970 which provides commercial banking services in the metropolitan Milwaukee area, through its wholly-owned subsidiary Tri City National Bank (the Bank).

In addition to Tri City National Bank, the Registrant owns 23.5% of the outstanding shares in First National Bank of Eagle River, Eagle River, Wisconsin (First National). The Registrant's investment in First National is accounted for by the equity method of accounting.

On a consolidated basis at December 31, 1998, Registrant had assets of $510,252,231, net loans of $272,939,619, deposits of $449,535,402 and stockholders' equity of $58,517,860. Registrant's primary function is to coordinate the banking policies and operations of Tri City National Bank in order to improve and expand its banking services and effect economies in its operation by joint efforts in certain areas such as auditing, regulatory compliance, training of personnel, advertising, proof and bookkeeping, and business development. Registrant's services are furnished through officers of Registrant who are also officers of Tri City National Bank. Registrant's sources of revenues are (1) dividends paid on the shares of the subsidiary banks' stock which it owns and (2) management fees in payment for the services it provides to Tri City National Bank.

Registrant is engaged in only one segment, namely banking.

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

The following table sets forth certain  information  regarding Tri City National
Bank:

                                                                    Assets as of
Name of Bank and Location           Year Organized             December 31, 1998

Tri City National Bank
6400 South 27th Street
Oak Creek, Wisconsin                     1963                       $508,031,908

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

Tri City National Bank is regularly examined by the Comptroller of the Currency and is subject to examination by the Federal Deposit Insurance Corporation. Areas subject to regulation by these two federal agencies include capital, allowance for loan loss, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

The banking industry is very heavily regulated at both the state and federal levels. Since 1979, Congress has enacted major pieces of legislation affecting the banking industry: the Community Reinvestment Act (to encourage banks to make loans to individuals and businesses in their immediate service areas, particularly to low- and middle-income borrowers); the Financial Institutions Regulatory and Interest Rate Control Act (to add restrictions dealing with loans to officers, directors, and principal shareholders of banks and their affiliates); the Financial Institutions Deregulation and Monetary Control Act (to permit both banks and thrift institutions to pay interest on checking accounts and phase out prior ceilings on interest rates); the Competitive Equality Banking Act (to expand the definition of "bank" under the Bank Holding Company Act to include all institutions insured by the Federal Deposit Insurance Corporation and thereby restrict the ability of bank holding companies and certain commercial and other nonbanking firms to acquire "non-bank banks"); and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA (comprehensive legislation to reform the very nature of regulation in the financial institutions industry) and the Federal Deposit Insurance Corporation Improvement Act (FDICIA). FDICIA, which was enacted in 1991, affects all federally insured banks, savings banks and thrifts. FDICIA contains a $70 billion recapitalization of the Bank Insurance Fund (BIF) by significantly increasing the amount that the FDIC can borrow from the Treasury. The FDIC must assess premiums that are sufficient to give the BIF reserves of $1.25 for each $100 of insured deposits. Additional significant provisions of FDICIA include requiring prompt corrective action by regulators if minimum capital standards are not met; establishing early intervention procedures for "significantly" undercapitalized institutions; limiting FDIC reimbursement of uninsured deposits when large banks fail; requiring an annual regulatory examination; and imposing new auditing and accounting requirements, effective for fiscal years beginning on or after January 1, 1993, including management and auditor reporting on internal controls over financial reporting and on compliance with laws and regulations for banks with assets in excess of $500 million. Additionally, a number of legislative and regulatory mandates have been enacted that are designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system. It is uncertain what form future proposals may take and, if adopted, what their effect will be on Registrant and its principal bank subsidiary.

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

Competition

All of the Registrant's banking facilities are located in Milwaukee, Waukesha and Ozaukee Counties. Accordingly, the bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. The banking industry in this area is highly competitive and the Registrant's bank faces vigorous competition not only from the many banks in the area, but from other financial institutions such as savings and loan associations, credit unions, and finance companies.

Employees

At December 31, 1998, Registrant employed 88 officers and 348 employees in total. Employees are provided a variety of employment benefits, and Registrant considers its employee relations to be excellent.

The following pages set forth the statistical data required by Guide 3 of the Securities and Exchange Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports.

           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL
                             (Dollars in Thousands)



The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 1998, 1997 and 1996.



                                                                           Year Ended December 31
                                 --------------------------------------------------------------------------------------------------
                                                   1998                        1997                           1996
                                 --------------------------------------------------------------------------------------------------
                                 Average                   Yield    Average               Yield    Average               Yield
                                 Balance      Interest    or Rate   Balance   Interest   or Rate   Balance   Interest   or Rate
                                 --------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)                     $272,324      $25,593      9.39%   $259,976   $24,764      9.53%  $239,980    $22,764     9.49%
  Taxable investment securities   56,055        3,855      6.88      63,889     4,360      6.82     66,585      4,486     6.73
  Nontaxable investment
    securities(2)                 70,586        4,866      6.89      56,903     4,404      7.74     50,758      3,782     7.45
  Federal funds sold              15,664          824      5.26       6,118       340      5.56      7,194        368     5.12
                                 -------       -------              -------    ------              -------    -------
Total interest-earning assets    414,629       35,138      8.47%    386,886    33,868      8.75%   364,517     31,400     8.61%
Noninterest-earning assets:
   Cash and due from banks        30,063                             28,217                         25,776
   Premises and
   equipment, net                 18,362                             18,534                         19,282
   Other assets                    2,383                              2,567                          1,400
                                 -------                            -------                        -------
                                $465,437                           $436,204                       $410,975
                                 =======                            =======                        =======

           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
              INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
                             (Dollars in Thousands)


                                                          Year Ended December 31
                             --------------------------------------------------------------------------------------------------
                                                   1998                        1997                           1996
                             --------------------------------------------------------------------------------------------------
                             Average                   Yield    Average               Yield    Average               Yield
                             Balance      Interest    or Rate   Balance   Interest   or Rate   Balance   Interest   or Rate
                             --------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Interest-bearing liabilities:
   Savings deposits          $182,111        4,978      2.73%   $169,513   $ 4,677      2.76%  $162,206    $ 4,424     2.73%
   Other time deposits        109,690        6,010      5.48     102,088     5,614      5.50    104,052      5,971     5.74
   Short-term borrowings        3,004          183      6.09       6,649       366      5.50      4,517        250     5.53
                             --------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                 294,805        11,171     3.79%    278,250    10,657      3.83%   270,775     10,645     3.93%



Noninterest-bearing liabilities:
   Demand deposits            112,504                            104,493                         92,038
   Other                        3,006                              3,175                          2,485
Stockholders' equity           55,122                             50,286                         45,677
                              -------                            -------                        -------
                             $465,437                           $436,204                       $410,975
                              =======                            =======                        =======

Net interest earnings and
  interest rate spread                     $23,967     4.68%              $23,211      4.92%              $20,755     4.68%
                                            ===============                ================                ===============
Net yield on interest-earning assets                   5.78%                           6.00%                          5.69%

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income includes $1,747, 1,431 and $1,325 of loan fees in 1998, 1997 and 1996, respectively.
(2) Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $1,538, $1,668 and $1,427 in 1998, 1997 and 1996, respectively.

               INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
                             (Dollars in Thousands)



The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:

                                                   1998 Compared to 1997                    1997 Compared to 1996
                                                Increase (Decrease) Due to               Increase (Decrease) Due to
                                                -------------------------------          ---------------------------------
                                                Volume    Rate(1)       Net              Volume    Rate(1)       Net
Interest earned on:
   Loans                                        $1,176   $ (347)        $829             $1,897   $  103       $2,000
   Taxable investment securities                  (534)      29         (505)              (181)      55         (126)
   Nontaxable investment securities              1,059     (597)         462                457      165          622
   Federal funds sold                              531      (47)         484                (55)      27          (28)
                                                -------------------------------          ---------------------------------
Total interest-earning assets                   $2,232      (962)      $1,270            $2,118    $ 350       $2,468
                                                ======================---------          ====================-------------

Interest paid on:
   Savings deposits                                348       (47)         301            $  199    $  55       $  254
   Other time deposits                             418       (22)         396              (113)    (244)        (357)
   Short-term borrowings                          (200)       17         (183)              118       (2)         116
                                                -------------------------------          ----------------------------------
Total interest-bearing liabilities              $  566       (52)         514            $  204    $(191)          13
                                                ======================---------          ====================--------------
Increase in net interest income                                        $  756                                  $2,455
                                                                       ========                                ============

(1)      The change in interest due to both rate and volume has been allocated to rate changes.

                              INVESTMENT PORTFOLIO
                             (Dollars in Thousands)

The book value of investment securities at the dates indicated is:

                                                                        December 31
                                                          ------------------------------------------
                                                             1998            1997            1996
                                                          ------------------------------------------
U.S. Treasury and government agencies                    $ 56,948        $ 54,336        $ 64,851
States and political subdivisions                          77,590          72,017          60,461
Industrial revenue bonds                                        0              46             102
                                                          ------------------------------------------
Total investment securities                              $134,538        $126,399        $125,414
                                                          ==========================================

The following table sets forth the maturities of investment securities at December 31, 1998, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

                                                                                                Maturity
                                         ------------------------------------------------------------------------------------------
                                                                    After One But           After Five But
                                         Within One Year          Within Five Years        Within Ten Years     After Ten Years
                                         Amount        Yield      Amount        Yield    Amount        Yield    Amount        Yield
                                         ------------------------------------------------------------------------------------------
U.S.Treasury and government agencies    $ 2,000         6.64%    $24,996         6.40%  $29,952         6.18%  $    --          --
States and political subdivisions         5,000         6.76      38,000         6.82    34,490         7.01       100         9.09%
                                         -------                  -------                -------                 ------
                                        $ 7,000         6.73%    $62,996         6.65%  $64,442         6.63%  $   100         9.09%
                                         =======                  =======                =======                 ======
Tax equivalent adjustment for
calculation of yield                    $   101                  $   684                $   811                $     3
                                         =======                  =======                =======                 ======

Note:  The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

                                 LOAN PORTFOLIO
                             (Dollars in Thousands)



The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:

                          ................. December 31
                               1998       1997       1996       1995       1994
                            -------     ------     ------     ------     ------
Commercial ..............  $ 13,730   $ 13,015   $ 10,414   $ 11,058   $ 10,447
Real estate - construction   16,358     19,148     16,142     21,692     16,811
Real estate - mortgage ..   215,381    201,322    191,288    167,945    157,859
Installment .............    31,715     33,914     35,908     31,777     28,171
                            -------    -------    -------    -------    -------
                           $277,184   $267,399   $253,752   $232,472   $213,288


The maturity distribution and interest rate sensitivity of all loans at December 31, 1998, are:

                                    Maturity
                                       After One
                             One Year   Through     After
                             or Less   Five Years  Five Years   Total
                            ---------  --------   ----------   -------
Commercial ..............  $  6,235   $  7,361   $    134     $ 13,730
Real estate construction     12,892      3,466          0       16,358
Real estate mortgage and
  installment                86,670    149,417     11,009      247,096
                            -------    -------    -------      -------
                           $105,797   $160,244   $ 11,143     $277,184


                              Interest Sensitivity
                                                    ---------------------------
                                                    Fixed Rate    Variable Rate
                                                    ----------    -------------
Due after one, but within five years ...........     $153,209       $  7,035
Due after five years ..........................         8,910          2,233
                                                      -------        -------
                                                     $162,119       $  9,268

                             (Dollars in Thousands)



The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, for which interest continues to be accrued.

                                                  December 31
                                    1998      1997      1996     1995     1994
                                   -----    ------     -----    -----    -----
Loans accounted for on
  a nonaccrual basis .....        $  334   $   -0-    $  725   $1,033   $1,932
Loans contractually past
  due 90 days or more as to
  interest or principal payments   1,848      694      1,220      630      490
Ratio of nonaccrual loans to
  total loans ............           .12%       0%       .28%     .44%     .90%

$10 thousand of interest income was recognized during 1998 on loans which were accounted for on a nonaccrual basis. An additional $27 thousand of 1998 interest income would have been recorded under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 1998 or 1997 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

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

                                                  Year Ended December 31
                                       ----------------------------------------
                                       1998     1997     1996     1995     1994
                                       ----     ----     ----     ----     ----
Balance of allowance for
  loan losses at beginning
  of period                        $3,500     $3,010   $3,626   $3,395   $3,164
Loans charged off:
   Commercial                           0         57      899        0       87
   Real estate                          0          0        0        0       32
   Installment                        154         97       23       21       41
                                   ------     ------   ------   ------   ------
TOTAL LOANS CHARGED OFF               154        154      922       21      160

Recoveries of loans previously charged off:
     Commercial                         0         20        0        0        3
     Real estate                      244          0        0        0        0
     Installment                       55         24        6        4       13
                                   ------     ------   ------   ------   ------
TOTAL RECOVERIES                      299         44        6        4       16
                                   ------     ------   ------   ------   ------
Net loans charged off(recovered)     (145)       110      916       17      144
Additions to allowance
  charged to expense                  600        600      300      248      375
                                   ------     ------   ------   ------   ------
Balance at end of period           $4,245     $3,500   $3,010   $3,626   $3,395
                                   ======     ======   ======   ======   ======
Ratio of net charge-offs
 (recoveries)during the
  period to average loans
  outstanding                        (.05%)      .04%     .38%     .01%     .07%
Ratio of allowance at end
  of year to total loans             1.53%      1.31%    1.19%    1.56%    1.59%
Ratio of allowance at end
  of year to nonaccrual loans         NMF*       NMF*  415.17%  351.02%  175.91%

* Data not meaningful, there are $334,000 of nonaccrual loans at December 31, 1998, and 0 nonaccrual loans at December, 31, 1997.

The amount of the addition to the allowance charged to operating expense is the amount necessary to bring the allowance for loan losses to a level which will provide for known and estimable losses in the loan portfolio. The adequacy of the allowance is based principally upon continuing management review for potential losses in the portfolio, actual charge-offs during the year, historical loss experience, current and anticipated economic conditions, estimated value of collateral and industry guidelines.

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

Real estate loans comprise the largest portion of the loan portfolio with 83.60% of loans outstanding at December 31, 1998. The majority of these consist of residential mortgage loans, an area in which the Registrant has had few losses in past years.

In the consumer loan category, which includes auto loans, home improvement loans, and credit card loans, among others, management considers the historical net loss experience to be the best indicator of losses to be expected in the immediate future.

All other loans are classified as commercial. While these loans carry the greatest exposure to risk of loss, that exposure is limited to problems associated with particular companies rather than to specific industries and are generally more difficult to predict.

Losses in 1999 are not expected to vary significantly from net losses experienced over the last two years.

                                    DEPOSITS
                             (Dollars in Thousands)




The average daily balance of deposits and the average rate paid on these deposit categories is summarized for the periods indicated in the following table:


                                             Year Ended December 31
                        -------------------------------------------------------
                              1998                1997                1996
                        -------------------------------------------------------
                        Amount     Rate     Amount     Rate     Amount     Rate
                        -------------------------------------------------------

Noninterest-bearing
 demand deposits        $112,504     0%     $104,493     0%     $ 92,038     0%
Interest bearing
 transaction deposits     80,090  2.69        80,517  2.65        77,635  2.58

Savings                  102,021  2.77        88,995  2.86        84,571  2.87
Time deposits
 (excluding time
  certificates of
 deposit of $100,000
   or more)               81,877  5.85        77,221  5.69        85,754  6.18

Time certificates of
 deposits of $100,000
 or more                  27,813  4.39        24,867  4.91        18,298  3.65
                        --------            --------            --------
                        $404,305            $376,093            $358,296
                        ========            ========            ========

The maturity distribution of time certificates of deposit issued in amounts of one hundred thousand dollars and over and outstanding at December 31, 1998, is:

                   Three months or less        $ 7,930
               After 3 through 6 months          7,519
              After 6 through 12 months          6,112
           After 1 year through 2 years          2,136
          After 2 years through 3 years            902
          After 3 years through 4 years            809
          After 4 years through 5 years          2,839
                                               -------
                                              $ 28,247
                                               =======

                           RETURN ON EQUITY AND ASSETS




The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

                             Year Ended December 31
                                 1998 1997 1996
                                                ----          ----         ----
Percentage of net income to:
   Average stockholders' equity                12.65%        12.91%       12.71%
   Average total assets                          1.50         1.49         1.41
Percentage of dividends declared per
 common share to net income per common share    36.10        32.69        29.91
Percentage of average stockholders' equity
         to daily average total assets          11.84        11.53        11.11

                              SHORT-TERM BORROWINGS
                             (Dollars in Thousands)


Information relating to short-term borrowings follows:

                            Federal Funds Purchased
                           and Securities Sold Under          Other Short-Term
                           Agreements to Repurchase                Borrowings
                           -------------------------          ----------------
Balance at December 31:
1998                          $         0                        $       827
1997                                    0                              5,711
1996                                3,200                              2,200

Weighted average interest rate at year end:
1998                                 4.66%                              5.54%
1997                                    0                               5.80
1996                                 5.88                               5.26

Maximum amount outstanding at any month's end:
1998                          $    10,000                        $     5,265
1997                               16,500                              5,711
1996                                7,700                              4,310

Average amount outstanding during the year:
1998                          $       769                        $     1,847
1997                                4,460                              2,189
1996                                1,550                              2,074

Average interest rate during the year:
1998                                 5.94%                              6.12%
1997                                 5.79                               5.12
1996                                 5.61                               5.40


Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.

Item 2.  PROPERTIES

The following table summarizes the properties in which the Registrant's bank conducts its business:

                                  Approximate
     Location               Floor Area in Square Feet        Owned or Leased
     --------               -------------------------        ---------------
6400 South 27th Street
Oak Creek, Wisconsin                16,000                        Leased  (1)

3701 South 27th Street
Milwaukee, Wisconsin                   570                        Leased  (1)

6462 South 27th Street
Oak Creek, Wisconsin                   580                        Leased  (1)

2555 West Ryan Road
Oak Creek, Wisconsin                 2,000                         Owned

5555 South 108th Street
Hales Corners, Wisconsin            20,000                         Owned

5455 South 108th Street
Hales Corners, Wisconsin             1,600                         Owned

10909 West Greenfield Avenue
West Allis, Wisconsin                9,000                         Owned

10200 West Bluemound Road
Wauwatosa, Wisconsin                   200                        Leased

10859 West Bluemound Road
Wauwatosa, Wisconsin                 3,500                         Owned

2625 South 108th Street
West Allis, Wisconsin                  640                        Leased  (1)

4455 West Bradley Road
Brown Deer, Wisconsin                6,600                        Leased

7213 North Teutonia
Milwaukee, Wisconsin                 2,000                         Owned

17100 West Bluemound Road
Brookfield, Wisconsin                5,700                         Owned

                                  Approximate
     Location               Floor Area in Square Feet        Owned or Leased
     --------               -------------------------        ---------------
12745 West Capitol Drive
Brookfield, Wisconsin                6,500                         Owned

12735 West Capitol Drive
Brookfield, Wisconsin                  720                        Leased  (1)

N96 W18221 County Line Road
Menomonee Falls, Wisconsin           4,100                         Owned

7525 West Oklahoma Avenue
Milwaukee, Wisconsin                 6,400                        Leased  (1)

3378 South 27th Street
Milwaukee, Wisconsin                 1,900                         Owned

6767 West Greenfield Avenue
West Allis, Wisconsin                5,200                         Owned

6760 West National Avenue
West Allis, Wisconsin                  710                        Leased  (1)

9200 North Green Bay Road
Brown Deer, Wisconsin                  386                        Leased

220 East Sunset Drive
Waukesha, Wisconsin                    412                        Leased

1827 Wisconsin Avenue
Grafton, Wisconsin                     361                        Leased

W61 N529 Washington Avenue
Cedarburg, Wisconsin                 7,800                         Owned

4200 South 76th St.
Greenfield, Wisconsin 53220            572                        Leased   (1)

150 West Holt Avenue
Milwaukee, Wisconsin                   590                        Leased  (1)

6201 N. Teutonia Avenue
Milwaukee, Wisconsin                   618                        Leased  (1)

                                  Approximate
     Location               Floor Area in Square Feet        Owned or Leased
     --------               -------------------------        ---------------
8770 S. Howell Avenue
Oak Creek, Wisconsin                 1,052                        Leased  (1)

4689 S. Whitnall Avenue
Milwaukee, Wisconsin                 1,159                        Leased  (1)

7830 W. Good Hope Road
Milwaukee, Wisconsin                   523                        Leased

1818 W. National Avenue
Milwaukee, Wisconsin                 1,188                        Leased  (1)

 (1) The  Bank  leases  space  from  an  affiliated   entity.  See  Note  11  to
     consolidated financial statements, incorporated herein by reference, for further information.

Tri City National Bank owns buildings at twelve locations in Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa and Cedarburg. Approximately 72,891 square feet is leased to third parties; such square footage is not shown above.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated herein by reference to Registrant's 1998 Annual Report to Shareholders under the captions entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
20) and "Selected Financial Data" (Page 19) as to cash dividends paid.


Item 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to Registrant's 1998 Annual Report to Shareholders under the caption entitled "Selected Financial Data" (Page 19).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to Registrant's 1998 Annual Report to Shareholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Pages 7 to 18).


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to Registrant's 1998 Annual Report to Shareholders (Pages 21 to 43).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 9, 1999, under the caption entitled "Election of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).


Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 9, 1999, under the caption entitled "Executive Compensation" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 9, 1999, under the caption entitled "Stock Ownership of Certain Beneficial Owners and Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 9, 1999, under the captions entitled "Election of Directors" and "Loans and Other Transactions with Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c).

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

                 Exhibit 13 - Annual Report to Shareholders for the year ended December 31, 1998.

With the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the 1998 Annual Report to Shareholders is not deemed filed as part of this report.

                 Exhibit 22 - Subsidiary of Registrant.

                 Exhibit 24 - Consent of Independent Auditors

         (b)    Reports on Form 8-K

                 None

         (c) Exhibits-The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)    Financial Statement Schedules
                 None

                                     PART IV




                           ANNUAL REPORT ON FORM 10-K
                           ITEM 14(a)(1), (2) and (c)
                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULES

                                CERTAIN EXHIBITS
                          Year Ended December 31, 1998
                         TRI CITY BANKSHARES CORPORATION
                              OAK CREEK, WISCONSIN

FORM 10-K - ITEM 14(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

  Consolidated balance sheets-December 31, 1998 and 1997
  Consolidated statements of income-Years ended December31, 1998, 1997 and 1996 Consolidated statements of stockholders' equity-Years ended December 31, 1998,
    1997 and 1996
  Consolidated statements of cash flows-Years ended December 31, 1998, 1997 and
    1996
  Notes to consolidated financial statements-December 31, 1998
  Report of independent auditors

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

TRI CITY BANKSHARES CORPORATION

BY:   /s/  Henry Karbiner, Jr.
      -------------------------------
      Henry Karbiner, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                              Capacity                       Date
      ----                              --------                       ----

/s/ Henry Karbiner, Jr.                                              03/10/99
------------------------------                                      ----------
Henry Karbiner, Jr.             Principal Executive Officer


/s/ Scott A. Wilson                                                  03/10/99
------------------------------                                      ----------
Scott A. Wilson                 Secretary


/s/ Thomas W. Vierthaler                                             03/10/99
------------------------------                                      ----------
Thomas W. Vierthaler            Vice-President and
                                   Comptroller

/s/ Frank J. Bauer                                                   03/10/99
------------------------------                                      ----------
Frank J. Bauer                  Director


/s/ Sanford Fedderly                                                03/10/99
------------------------------                                     ----------
Sanford Fedderly                Director


------------------------------                                     ----------
William Gravitter               Director


/s/ Christ Krantz                                                   03/10/99
------------------------------                                     ----------
Christ Krantz                   Director

/s/ Rudie L. Lauterbach                                             03/10/99
------------------------------                                     ----------
Rudie L. Lauterbach             Director


/s/ William P. McGovern                                             03/10/99
------------------------------                                     ----------
William P. McGovern             Director


/s/ Robert W. Orth                                                  03/10/99
------------------------------                                     ----------
Robert W. Orth                  Director


/s/ Ronald K. Puetz                                                 03/10/99
------------------------------                                     ----------
Ronald K. Puetz                 Director


/s/ John M. Rupcich                                                 03/10/99
------------------------------                                     ----------
John M. Rupcich                 Director


/s/ David A. Ulrich, Jr.                                            03/10/99
------------------------------                                     ----------
David A. Ulrich, Jr.            Director


/s/ William J. Werry                                                03/10/99
------------------------------                                     ----------
William J. Werry                Director

                                    EXHIBIT 3

                           Tribute to David A. Ulrich


David A. Ulrich often credited his success to failure.

The story is well-known to many who knew Dave. Growing up on Milwaukee's West Side, Dave failed two years at St. Anthony of Padua Grade School in Wauwatosa. Years later, Dave returned to the school to thank the School Sisters of St. Francis for turning his life around.

"Whatever I amount to, I owe an awful lot to those sisters," Dave would often say.

Dave's unique view of business, his wisdom, his entrepreneurial zeal, his brand of success, his sense of humor and his ready smile were lost to the world last fall when he died after a courageous battle with cancer. His death prompted a big story in the Milwaukee Journal Sentinel and a line of mourners that extended out the door at St. Charles Borromeo Catholic Church in Milwaukee.

Dave left behind more than a loving family and a successful business empire that included Tri City National Bank, Mega Marts, Inc. and NDC, Inc. He also left behind a legacy of loyalty - to family, friends, business colleagues and, maybe most visibly, to those who helped him along the way.

Dave's most high-profile way to say thanks was through philanthropy. He appreciated a good education, so a chapel at Pius XI High School bears the name of his beloved wife, Agatha. And countless students - Dave and Agatha provided scholarships for several years at Pius and Alverno College - can thank the Ulrichs for their schooling.

Dave loved his adopted hometown of Oak Creek, so he gave much and helped raise more to build the Oak Creek Community Center. Now the community can celebrate inside the center's Ulrich Hall.

He was a proud American, a veteran of World War II who lost a brother in battle. He gave thanks by providing the money to refurbish West Allis' Veterans Park. But there were other, much more subtle, efforts. Tri City Bankshares stock, since first offered to the public in 1963, has increased in value many times over proving an excellent investment for original stockholders, and those who joined him along the way. More important to him, Dave helped to provide many thousands of jobs, both through Tri City National Bank and its 31 locations and through Mega Marts which now numbers 16 Pick'n Save Mega Food Centers throughout southeastern Wisconsin.

Dave's intense loyalty prompted the same in those he met. It's not uncommon to find - in an age when people change jobs as often as they change cars - people who have spent their entire business lives in an Ulrich company. Leaving meant more than changing a place of employment. It meant disappointing Dave.

"Dave was one of the most straight-arrow people I ever met," said Sister Joel Read, president of Alverno College. "He appreciated greatly what other people assisted him to do and to become. He was a very, very loyal man."

And he even had some humorous ways to say thanks. Few in those cities may know it, but Oak Creek, Franklin and Greenfield are the three cities in the name of Tri City National Bank. A fourth city, Milwaukee, also meets at the corner of 27th Street and College Avenue, the spot where Dave's business life began. But a fight many years ago left the big neighbor to the northeast out of the name.

Though Dave gave of himself and his money, he expected much in return. Donna Kassens, director of development at Pius, said Dave and Agatha pledged $500,000 to the school in a capital drive to build a new chapel, library and media center. But Dave released the funds in increments - $100,000 each time the school raised $500,000.

"He was a kind and caring man, but he challenged you to reach for the stars," Pius' Kassens told the Milwaukee Journal Sentinel. "He truly lived his life in service to other people."

Dave's work, of course, will continue. His efforts in the philanthropic world will bear fruit for many years to come.

Just as important, Tri City National Bank will innovate; look for sound, profitable growth; focus on its small-business roots; and provide an unmatched brand of convenience - just as it has since the day in 1963 when Dave Ulrich, William Gravitter and a group of other local businessmen founded the bank.

Dave wouldn't want it any other way.

Dear Shareholders:

The year 1998 was truly bittersweet for Tri City Bankshares Corporation. We all mourn the tragic loss of our founder and friend, David A. Ulrich in whose memory and honor the Board of Directors has dedicated this annual report.

To the surprise of many, the U.S. economy finished 1998 with an increase in the gross domestic product of nearly 4%. The Federal Reserve had projected growth rates as low as 2%, but vibrant consumer spending as a result of low inflation, low unemployment and a strong stock market fueled the economic growth. This strength continued to provide a robust environment for your bank.

During 1998, net assets increased $50.6 million, which resulted in total assets of $510,000,000 at year end, marking the first time your corporation surpassed the "half billion" dollar milestone. As in 1997, the low interest rates during 1998 provided a very competitive environment that limited growth and rates of return for our loan and securities portfolio. A record high of $46.7 million in securities were called or matured during the year. Through a diligent effort there has been an increase in outstanding loan balances of $9.8 million to a new high and an increase of $8.2 million over 1997 in investment securities. The increase in earning assets has been accomplished without compromising our earnings or loan standards. We are most pleased to report that 1998 produced an all-time record $6,970,000 net after-tax income representing a very substantial 1.50% return on average assets.

Nineteen ninety-eight was a year of operational change for your bank. Our 1997 assessment of Y2K preparedness and operating systems resulted in a decision to move our data processing to a new third-party vendor. Conversion planning and preparation consumed much of the year and was successfully completed November 16, 1998. The change was total in that new hardware and software were installed at the branch level and operations centers. A new telecommunications wide area network linking the branches was also installed.

To complete the improvements we began construction of a new item processing center mid year. This function is also being upgraded with new Y2K compliant hardware and software. The exciting news here is that the new technology creates more efficiency for our staff through the use of document imaging. This new functionality will be available to our customers in the second half of 1999. None of our major competitors in the metropolitan Milwaukee market offer check imaging at this time. We believe it will afford us cost savings and a product advantage as well.

Looking forward, we have also made a commitment to expand our trade area to better serve the Racine and Kenosha markets. In 1998 your bank received approval from the Comptroller of the Currency to open a new branch in Sturtevant, Wisconsin. Plans are underway for a summer 1999 grand opening. For years our brand of service has attracted a number of customers from these communities to our Ryan Road Office. This year we expanded our automated voice response system to include a toll-free number. Our customers in Racine and Kenosha can already dial 1-888-T-R-I-C-I-T-Y and get account information. Very soon they will have a local branch for their convenience as well.

From the beginning, your bank has believed growth and earnings follow a well managed, functionally sound organization. While all of us, stockholders, directors, customers, management and staff miss Dave, it was his vision that assured a solid organization to continue what he began. I am taking the liberty to close with the final paragraph of Dave's letter to the stockholders last year with two changes highlighted.

"We believe that the future of the Bank continues to be bright. By continuing Dave's philosophy and commitment to independent community banking, we will meet the needs of the consumer and the businessman alike and the Bank will have a healthy, prosperous future. Be assured, the Board of Directors, officers and staff will continue to build your company and enhance your investment."

Sincerely,


/s/Henry Karbiner, Jr.

Henry Karbiner, Jr.
Chairman, President and Chief Executive Officer
Tri City Bankshares Corporation

                    Directors and Officers of the Corporation


Directors

Frank J. Bauer          President of Frank Bauer Construction Company, Inc.

Sanford Fedderly        Retired Registered Pharmacist

William Gravitter       President of Hy-View Mobile Home Court, Inc.

Henry Karbiner, Jr.     Chairman of the Board, President and Chief Executive
                        Officer of the Corporation and Chairman of the Board and President of Tri City National Bank

Christ Krantz           Vice President of K.R.K., Inc. (corporation owning
                        Ramada - Airport Motel, Milwaukee) and partner in
                        Veterans Linen Supply Company

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

David A. Ulrich, Jr.    Vice President and Director of Mega Marts, Inc.
                        and Vice President and Director of N.D.C., Inc.

William J. Werry        Retired Unit President of Tri City National Bank

Scott A. Wilson         Senior Vice President and Secretary of the Corporation,
                        and Executive Vice President and Secretary of Tri City
                        National Bank

Officers

Henry Karbiner, Jr.     Chairman of the Board, President and
                        Chief Executive Officer

Robert W. Orth          Senior Vice President

Ronald K. Puetz         Senior Vice President

Scott A. Wilson         Senior Vice President and Secretary

John M. Rupcich         Vice President - Real Estate

Thomas W. Vierthaler    Vice President and Comptroller

George E. Mikolajczak   Vice President - Human Resources

Gary J. Hafemann        Assistant Vice President and Auditor

                         Tri City Bankshares Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


This  discussion  contains  certain   "forward-looking   statements,"  including
statements concerning objectives and future events of performance, and other statements which are other than historical fact. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities: (i) lower than anticipated loan growth due to a variety of factors, including changes in the interest rate environment and increases in competitive pressures in the banking and financial services industry; (ii) insufficient reserves for loan losses; (iii) poorer than expected general economic conditions; (iv) legislation or regulatory changes which adversely affect the banking industry; and (v) other unanticipated occurrences.

Financial Condition

Tri City Bankshares Corporation (the Corporation), the parent company of its wholly owned subsidiary, Tri City National Bank (the Bank), increased in net assets $50.6 million (11.0%) during 1998 compared to an increase of $22.9 million (5.3%) in 1997. This increase resulted in total assets of $510 million which marked the first year end the Corporation surpassed the "half billion" dollar milestone. Despite the passing of David A. Ulrich, our founder and Chairman of the Board, during 1998, customers have continued to show their confidence and support in the Corporation and its management.

Cash and cash equivalents of the Corporation increased $31.5 million (70.4%) during 1998 compared to an increase of $9.2 million (25.9%) during 1997. The usual trend at year end is an increase in deposits which in turn generates excess cash which the Corporation invests for the short term in Federal Funds Sold, anticipating the withdrawal of some of these deposits during January of the following year.

Investment  securities  increased  $8.2  million  (6.5%) in 1998  compared to an increase of $885,000 (0.7%) in 1997. During 1998 all securities which the Corporation had classified as available-for-sale were called and management did not classify any new securities purchased as available-for-sale. The Corporation's preference is to hold all securities to maturity. In 1998, $46.7 million in securities were called or matured and the Corporation replaced these investments with $54.7 million of new securities. This increase of $8.0 million was split evenly between Agency and Municipal securities.

The increase in loan balances for 1998 was $9.8 million (3.6%) compared to an increase in 1997 of $13.6 million (5.4%). Although the Corporation has increased its loan portfolio, competition for new loan customers is very strong. Management, however, feels that their planning and conservative approach to lending and investing policies has kept the Corporation competitive in offering similar or better products to the prospective customer. The Corporation's presence and reputation in the marketplace has also enabled it to retain and attract a sound customer base.

Although recent acquisitions within the banking industry have increased the number of larger banks competing in the Milwaukee area, management of the Corporation believes that they can remain competitive and offer customers a "Home Town' approach to their banking needs. As a financial institution with half a billion dollars in assets, the Corporation has an excellent niche; large enough to provide all services, but small enough to maintain the "Home Town" approach. The basic philosophy of management has remained unchanged: a commitment to reinvesting in the communities serviced by the Corporation. Through its loan review committee, they have continued to maintain a quality loan portfolio which has been able to keep nonperforming loans at a minimum. As of December 31, 1998, the reserve for loan losses was $4.2 million compared to $3.5 million on December 31, 1997. In 1998, the provision for loan loss remained at $600,000 for the year, even though loans increased $9.8 million. Losses charged against the reserve for loan loss were $154,000 in 1998 compared to charge-offs of $154,000 in 1997. Management continues to believe that the reserve for loan loss is adequate to support additional portfolio growth and provide for any losses which may occur.

Total deposits for the Corporation increased $50.6 million (12.7%) during 1998 compared to an increase of $17.9 million (4.7%) during 1997. The continued confidence of depositors in the Corporation that this increase shows has enabled management to keep the Corporation's borrowing from outside sources at a minimum and to remain competitive in its rates. Management has continued to research ways to offer the best products to the Corporation's customers to maintain their loyalty and satisfaction while still promoting a means to attract new customers.

Liquidity and Interest Rate Sensitivity Management

Liquidity is defined as the Corporation's ability to generate adequate amounts of cash to meet both current and future needs to pay obligations as they mature, to maintain lending capacity, to provide for planned growth, and to provide a competitive return on investment.

The Corporation has been able to continue deposit growth which is the primary source of funds for its lending and investment functions. The Corporation has endeavored to maintain an adequate matching of maturities between its deposit base and its investment and loan portfolios so as not to expose the Corporation to unacceptable levels of interest rate risk and to maintain liquidity at levels which do not unduly impact earnings.

The banking subsidiary of the Corporation has the ability to borrow up to $16.0 million in federal funds and an additional $50.0 million under reverse repurchase agreements. Cash needs of the Corporation can also be met through borrowings from other lenders, if needed. These arrangements are further discussed in Note 12 of the consolidated financial statements.

Federal law restricts extensions of credit by a bank to its parent bank holding company and, with certain exceptions, to other affiliates and also the amount of dividends the Corporation's subsidiary may pay to the parent bank holding company. Note 13 to the consolidated financial statements discusses the application of these limitations to the Corporation and its subsidiary bank.

In addition, the repayment of loans and scheduled maturities of marketable investment securities are significant sources of liquidity. Securities maturing in one year or less amounted to $7.0 million at December 31, 1998, representing 5.2% of total investment securities. Management believes it has maintained a liquidity position to meet everyday monetary demands. The Corporation has not, in the past, relied on sales of investment securities to meet its liquidity needs, and management does not intend to do so in the future.

Capital Resources

During the first quarter of 1998, the Corporation entered into a contract to outsource all of its data processing systems to a different vendor. This conversion took place on November 16, 1998. In preparation for this move, new equipment was purchased and installed at a cost of approximately $2.0 million, which was financed through the Corporation's banking subsidiary. The Corporation has also purchased land and has almost completed construction of a new building to house the check processing operations center. New equipment and technology will also be used in the operations center, which will include digital imaging of checks. This technology will make the operations of check handling, archival and research more efficient and will provide digitally imaged checking account statements. Occupancy is expected to be completed during the first quarter of 1999 and the cost of this facility is estimated to be approximately $2.3 million and will be financed internally.

The OCC has issued guidelines, which impose certain risk-based capital and leverage standards upon national banks. These guidelines, as well as the capital requirements of bank regulators, are discussed in Note 8, beginning on page 32. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established and may also take more restrictive action.

The Corporation has always exceeded the minimum capital ratios by a wide margin and continues to do so. It is the Corporation's philosophy to avoid those categories of assets classified by the capital requirements as having higher credit risk, and to avoid highly leveraged or certain foreign loans. The Corporation's banking subsidiary believes it will continue to exceed the "risk-based" capital requirements and continue to meet regulatory definitions of "well capitalized."

Results of Operations

                                  1998 vs. 1997

Net income for the Corporation increased $478,000 (7.4%) during 1998 compared to an increase of $685,000 (11.8%) during 1997. Interest income and fees on loans, investment security investment income and interest on federal funds sold were the principal components of the increase.

Interest and fees on loans contributed an increase of $919,000 (3.7%) in 1998 compared to an increase of $1.9 million (8.4%) in 1997. Although loan balances have increased during the year, rates have declined slightly. Some loans have also been prepaid and new loans replacing these as well as the repricing of cash flow generated from scheduled amortization have resulted in a decline of 20 basis points in the overall loan portfolio. Management's conservative policies have kept the Corporation from experiencing large charge-offs or a high percentage of nonperforming loans. A quality loan portfolio has been maintained while still providing competitive products to offer in the community. The Corporation's nonaccrual loans were $334,000 as of December 31, 1998 compared to no nonaccrual loans as of December 31, 1997.

Investment securities interest income, including federal funds sold, increased $527,800 (7.2%) during 1998 compared to an increase of $84,000 (1.2%) during 1997. During 1998, $46.7 million of investment securities matured or were called, including $3.0 million which were classified as available-for-sale. However, replacement securities are offering a lower yield. The goal of management is to acquire investments which will give the Corporation a high yield but will not expose it to the potential high risk which accompanies a higher rate of return. Interest expense on deposits increased $696,000 (6.8%) in 1998 compared to a decrease of $104,000 (1.0%) in 1997, primarily due to the large increase in deposit balances during 1998. Since the Corporation has had excess funds to invest for much of 1998, short-term borrowing interest decreased $182,000 (49.9%) compared to an increase of $116,000 (46.3%) in 1997.

Other income increased $504,000 (7.9%) in 1998 compared to an increase of $482,000 (8.1%) during 1997.

Other expenses have increased $962,000 (5.2%) in 1998 compared to an increase of $1.0 million (5.9%) in 1997. Due to the new facility for the Corporation's operations center, occupancy expenses are expected to increase substantially during 1999.

Management is very optimistic for the Corporation in 1999. They believe that the Corporation should continue with good growth through the end of the century. The effective tax rate for the Corporation is 25.6% in 1998 and 27.1% in 1997.

Results of Operations

                                  1997 vs. 1996

The Corporation's net income increased $685,000 (11.8%) during 1997 compared to an increase of $457,000 (8.5%) during 1996. Revenue growth from the loan portfolio and fee income were the drivers of this increase as efforts to attract new loans and a favorable rate environment resulted in an increase of $1.9 million (8.4%) in interest and fees on loans in 1997 compared to an increase of $1.5 million (7.0%) in 1996.

The Corporation was able to attract new customers and increase the loan portfolio by $13.6 million (5.4%) compared to an increase of $21.3 million (9.2%) in 1996. This increase was achieved through an active commercial calling program and moderate demand for retail mortgage loans. Although management is conservative in its approval of loan requests, it has been open to all requests and has worked with the Corporation's loan officers in getting loans approved. Management has been able to keep the Corporation's exposure to nonperforming loans and charged-off loans to a minimum. Total nonaccrual loans have decreased from a high of $4.4 million on December 31, 1993 to $0 as of December 31, 1997.

Interest income on investment securities increased $113,000 (1.6%) during 1997 compared to an increase of $1.1 million (17.9%) during 1996. The increase in interest income on investment securities is primarily due to a minimal increase in yields rather than the increase in investment balances. During 1996, several investment securities classified as available-for-sale were called. In keeping with management's policy of holding investment securities until they mature, the Corporation chose to replace available-for-sale securities with those classified as held-to-maturity.

Although deposit balances increased $17.9 million (4.7%) during 1997 compared to an increase of $30.8 million (8.8%) during 1996, interest expense on deposits decreased $104,000 (1.0%) compared to an increase of $1.1 million (12.3%) in 1997 and 1996, respectively. The average yields paid on time deposits were approximately 30 basis points less and average balances were approximately $5.0 million lower during 1997 than in 1996. Interest expense paid on borrowed funds, however, increased $116,000 (46.3%) in 1997 compared to a increase of $39,000 (18.5%) in 1996. The net effect for 1997 amounted to an increase of $12,000 (0.1%) in interest expense compared to an increase of $1.2 million (12.4%) in 1996.

Total other income increased $482,000 (8.1%) during 1997 compared to a decrease of $40,000 (0.7%) during 1996. Total other expense increased $1.0 million (5.9%) during 1997 compared to an increase of $869,000 (5.3%) increase during 1996. Salaries and employee benefits increased $933,000 (10.0%) in 1997 compared to an increase of $698,000 (8.1%) in 1996. This accounted for 93.3% of the total increase in other expense compared to 80.3% of the total increase in other expense in 1997 and 1996, respectively.

There was one new banking facility which was opened in 1997, but it did not significantly affect net income during the year.

The Corporation has posted its sixth straight year of increased net income. Management is optimistic that the Corporation should be able to continue this upward growth. The effective tax rate has remained low for the Corporation at 27.1% in 1997 and 25.2% in 1996.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, the effects of inflation on financial institutions differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The growth of total assets in the banking industry caused by inflation results in the need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. The Corporation's management recognizes the need to both control asset growth and maintain a reasonable dividend policy in order to promote the adequate internal growth of capital. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.

Management believes the most significant impact of inflation and changing prices on financial results is the Corporation's ability to react to changes in interest rates. Management attempts to maintain a reasonably balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

Year 2000 Problem

At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many computer systems may produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000 as dates in the next millennium are entered into non-Year 2000 compliant programs. Like most financial service providers, the Corporation may be significantly affected by the Year 2000 Problem due to the nature of financial information.

Compliance Program

In order to address the Year 2000 Problem and to minimize its potential adverse impact, in 1997 the Corporation initiated a corporate-wide project to address the impact of the Year 2000 Problem on its computer application systems, information technology (IT) related equipment, system software, building controls, and non-IT embedded systems found in such equipment as security systems, currency counters, and elevators. The evaluation of Year 2000 issues included an assessment of the potential impact of the Year 2000 Problem on the Corporation including monitoring significant customers, service suppliers and other parties material to the Corporation's operations; testing changes provided by these suppliers; and developing contingency plans for any critical systems that are not effectively reprogrammed. In the course of this evaluation, the Corporation has sought written assurances from such third parties as to their state of Year 2000 readiness. The Corporation's Year 2000 Compliance Program is divided into five phases: (1) awareness; (2) assessment;
(3) renovation; (4) validation; and (5) implementation.

The Corporation's State of Readiness

Work on the Year 2000 project has been prioritized in accordance with risk. The highest priority has been assigned to activities that would disrupt the accuracy and delivery of the Corporation's banking services to its customers. Next is an assessment of the potential credit risk to the Corporation resulting from its credit customers' state of Year 2000 readiness, or lack thereof, and the potential impact of those efforts on the customers' ability to meet contractual payment obligations. The lowest priority has been assigned to activities that would cause inconvenience or productivity loss in normal business operations such as issues related to internal office machinery, heating and air conditioning systems and elevators.

The Corporation has substantially completed all phases of the plan. Because the Corporation outsources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify that their systems are Year 2000 compliant. During the week of November 16, 1998, the Corporation converted to a new primary Data Service provider, which is on schedule with its remediation to become Year 2000 compliant. The Corporation is performing a variety of tests to determine the proper functionality of the new platform and monitoring the proxy testing being performed by the primary Data Service provider. The Corporation's other external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Corporation's information systems will be substantially Year 2000 compliant prior to March 31, 1999. This will enable the Corporation to devote substantial time to the testing of the upgraded systems prior to the arrival of the new millennium. The Corporation expects to complete its timetable for carrying out its plans to address Year 2000 issues, and to finish initial testing by March 31, 1999.

The Corporation has also conducted an evaluation of its significant credit customers to determine their state of Year 2000 readiness. Evaluations were completed for all customers whose outstanding loan balance or loan commitment exceeded $250,000. In addition, as part of its ongoing credit underwriting practices, all new and renewed loans must have a Year 2000 risk assessment completed and reported as part of the loan approval process. Based upon the information received from these surveys, the Corporation does not expect to experience any material collection problems resulting from its customers' Year 2000 readiness or lack thereof.

Cost to Address Year 2000 Compliance Issues

Managing the Year 2000 Project will result in additional direct and indirect costs to the Corporation. Based upon current internal studies, as well as recently solicited bids from various computer hardware and software vendors, the Corporation estimates the total direct cost of remediating the issues discovered in its assessment of the Year 2000 problem to be $600,000 and $800,000. During the review of the Corporation's operation, a decision was made to upgrade hardware and much of the Corporation's dated technology which had been in use for 8 - 12 years. The upgrades are expected to result in greater employee efficiencies and enhanced products for the Corporation's customers. The total costs of upgrades will be $2.0 to $2.2 million. To date, the Corporation has expended $1.8 million. The majority of the remaining costs related to resolving the Year 2000 Problem are expected to be expended in 1999. The Corporation expects to fund these expenditures through internal sources.

The estimated costs of, and timetable for, becoming Year 2000 compliant constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the continued availability of certain resources, the accuracy of representations made by third parties concerning their compliance with Year 2000 issues, and other factors.

Risk of Noncompliance and Contingency Plans

The major applications which pose the greatest Year 2000 risks to the Corporation if the Year 2000 implementation of the Year 2000 Project is not successful, are the Corporation's data services systems supported by third-party vendors, loan customers' ability to meet contractual payment obligations in the event the Year 2000 Problem has a significant negative impact to their business, internal computer networks, and item processing equipment which renders customers' bank statements and banking transactions. The potential problems which could result from the inability of these applications to correctly process the Year 2000 are the inaccurate calculation of interest income and expense, service delivery interruptions to the Corporation's banking customers, credit losses resulting from the Corporation's loan customers' inability to make contractual credit obligations, interrupted financial data gathering, and poor customer relations resulting from inaccurate or delayed transaction processing, respectively.

Although the Corporation intends to complete substantially all Year 2000 remediation and testing activities by March 31, 1999, and although the Corporation has initiated Year 2000 communications with significant customers, key vendors, service providers, and other parties material to the Corporation's operations and is diligently monitoring the progress of such third parties in their Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Corporation intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. Preliminary discussions have been held regarding the contingency plan and a final contingency plan is scheduled to be completed by the end of the first quarter of 1999.

Qualitative and Quantitative Disclosures about Market Risk

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Corporation's transactions are denominated in U.S. dollars with no specific foreign exchange exposure.

Interest rate risk (IRR) is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a significant threat to the Corporation's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Corporation's safety and soundness.

When assessing IRR, the Corporation seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and, where appropriate, asset quality.

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate- or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate-sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; and hedging existing assets, liabilities or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Corporation has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Corporation's interest income and overall asset yields. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Corporation seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing or selling assets. Also, Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Corporation.

The following tables summarize interest rate sensitive assets and liabilities by year of maturity as of December 31, 1998 and 1997.

                         Tri City Bankshares Corporation

                     Quantitative Disclosures of Market Risk

                                December 31, 1998

                                                         Principal Amount Maturing in                              Fair Value
                               --------------------------------------------------------------------------------- -------------
                                  1999        2000        2001        2002        2003     Thereafter    Total      12/31/98
                               ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Rate sensitive assets:
  Fixed interest rate loans     $ 88,496     $57,666     $50,617    $  9,975     $20,481    $  6,992    $234,227    $233,981
     Average interest rate         8.57%       8.72%       8.37%       8.47%       7.61%       7.89%       8.46%
  Variable interest rate        $ 19,869    $  7,589    $  2,197   $     598   $     605     $12,099   $  42,957   $  42,913
     loans
     Average interest rate         7.97%       8.72%       8.21%       8.12%       8.77%       7.86%       8.10%
  Fixed interest rate securitie$   7,000    $  8,830     $14,975     $16,103     $23,283     $64,347    $134,538    $136,420
     Average interest rate         6.44%       6.90%       6.63%       6.69%       6.54%       6.63%       6.63%
  Other interest-bearing assets $ 32,200                                                                $ 32,200   $  32,200
     Average interest rate         5.26%                                                                   5.26%

Rate sensitive liabilities:
  Savings and interest-bearing
       checking                 $204,969                                                                $204,969    $204,969
     Average interest rate         2.69%                                                                   2.69%
  Time deposits                $  84,353     $13,034     $ 4,319    $  3,281     $ 6,459                $111,446    $112,116
     Average interest rate         5.27%       5.88%       5.95%       6.30%       5.83%                   5.43%
  Variable interest rate
       borrowings              $                                                                       $           $
                                     827                                                                     827         827
     Average interest rate         6.12%                                                                   6.12%






                         Tri City Bankshares Corporation

                     Quantitative Disclosures of Market Risk

                                December 31, 1997

                                                         Principal Amount Maturing in                              Fair Value
                               --------------------------------------------------------------------------------- -------------
                                  1998        1999        2000        2001        2002     Thereafter    Total      12/31/97
                               ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Rate sensitive assets:
  Fixed interest rate loans     $ 75,971     $72,902     $56,446    $  7,677    $  6,079    $  1,849    $220,924    $223,460
     Average interest rate         8.84%       8.81%       8.78%       8.82%       8.67%       7.87%       8.80%
  Variable interest rate        $ 34,532     $ 7,283     $ 4,101   $     361   $       35  $     163   $  46,475   $  47,109
     loans
     Average interest rate         9.21%       8.28%       8.53%       7.69%       9.76%       9.26%       8.99%
  Fixed interest rate securities$ 11,284     $ 3,635     $16,152     $13,846     $18,888     $62,594    $126,399    $127,106
     Average interest rate         5.50%       4.59%       5.78%       5.18%       5.94%       5.77%       5.67%
  Other interest-bearing assets$   5,600                                                               $   5,600   $    5,600
     Average interest rate         5.63%                                                                   5.63%

Rate sensitive liabilities:
  Savings and interest-bearing
       checking                 $189,115                                                                $189,115    $189,115
     Average interest rate         2.76%                                                                   2.76%
  Time deposits                $  79,056     $ 9,187     $ 6,805    $  2,742     $ 6,126                $103,916    $104,035
     Average interest rate         5.88%       6.60%       7.10%       7.58%       8.08%                   6.20%
  Variable interest rate
       borrowings              $    5,711                                                              $    5,711  $   5,711
     Average interest rate         5.25%                                                                   5.25%

                         Tri City Bankshares Corporation

                             Selected Financial Data



                                  1998            1997           1996           1995            1994
                             ------------------------------------------------------------------------------

Total interest income           $33,540,240    $32,109,169     $30,114,579    $27,724,625    $24,503,080
Total interest expense           11,170,653     10,657,307      10,645,630      9,468,149      6,859,209
Net interest income              22,369,587     21,451,862      19,468,949     18,256,476     17,643,871
Provision for loan losses           600,000        600,000         300,000        248,139        375,000
Net interest income after
   provision for loan losses     21,769,587     20,851,862      19,168,949     18,008,337     17,268,871
Income before income taxes        9,370,239      8,910,197       7,761,293      7,509,719      6,769,767
Net income                        6,970,239      6,492,197       5,807,293      5,350,578      4,876,814

Net income per share                   2.77           2.60            2.34           2.17           2.04
Cash dividends declared
   per share                           1.00            .85             .70            .50           0.40

Average daily balances:                                     (In Thousands)

   Total assets               $     465,437  $     436,204   $     410,975  $     371,795  $     340,502
   Total net loans                  269,773        257,907         237,524        220,969        197,540
   Total investment                 126,641        120,792         115,810        105,758         96,810
     securities
   Total deposits                   404,305        376,093         358,296        324,469        294,568
   Total stockholders' equity        55,122         50,266          45,677         41,532         36,051


                         Tri City Bankshares Corporation

                      Market for Corporation's Common Stock
                         and Related Stockholder Matters



1 The Corporation's common stock is not traded on any exchange or in the over-the-counter market. The price ranges reflected in the following table show sales prices in isolated sales of which the Corporation has knowledge.

                                   1998                      1997
                          -----------------------------------------------------
                             High          Low         High          Low
                          -----------------------------------------------------
Price range:
   First quarter            $30.90       $30.40       $27.80       $27.30
   Second quarter            31.75        31.15        28.50        28.00
   Third quarter             32.60        32.00        29.30        28.80
   Fourth quarter            33.45        32.90        30.15        29.55

As of December 31, 1998, the number of holders of record of the Corporation's common stock was 728.

The Corporation declared four quarterly cash dividends in 1998 in the amount of $0.25 per share. These dividends were declared on January 7, April 8, July 8 and October 14, payable on January 23, April 23, July 23 and October 30, respectively. Quarterly dividends of $0.2125 per share were declared during each of the four quarters of 1997.

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

                         Tri City Bankshares Corporation

                           Consolidated Balance Sheets


See accompanying notes.

                                                        December 31
                                                 1998                1997
                                      -----------------------------------------
Assets
Cash and due from banks                     $  44,001,647       $  39,107,888
Federal funds sold                             32,200,000           5,600,000
                                      -----------------------------------------
Cash and cash equivalents                      76,201,647          44,707,888
Investment securities:
   Available-for-sale (at fair value)                   -           2,964,000
   Held-to-maturity (fair value of
   $136,420,200-1998 and $124,141,964--1997)   134,537,963         123,396,458
Loans                                         277,184,364         267,398,942
Less allowance for loan losses                 (4,244,745)         (3,500,050)
                                      -----------------------------------------
Net loans                                     272,939,619         263,898,892
Premises and equipment                         19,864,590          18,126,925
Other assets                                    6,708,412           6,539,402
                                      -----------------------------------------
                                             $510,252,231        $459,633,565
                                      =========================================
Liabilities and stockholders' equity Deposits:
   Noninterest-bearing                       $133,120,719        $105,911,980
   Interest-bearing-- over $100,000            28,247,266          24,436,381
   Interest-bearing-- other                   288,167,417         268,595,009
                                      -----------------------------------------
Total deposits                                449,535,402         398,943,370
Short-term borrowings                             827,355           5,710,804
Other liabilities                               1,371,614           1,481,710
                                      -----------------------------------------
Total liabilities                             451,734,371         406,135,884
Stockholders' equity:
   Common stock, $1 par value:
     Authorized - 5,000,000 shares
     Issued and outstanding
     (1998-2,520,205 shares;
      1997-2,503,118 shares)                    2,520,205           2,503,118
   Additional paid-in capital                   9,726,974           9,209,826
   Retained earnings                           46,270,681          41,810,248
   Accumulated other comprehensive
     income, net unrealized loss
     on investment securities
     available-for-sale                                 -             (25,511)
                                      -----------------------------------------
Total stockholders' equity                     58,517,860          53,497,681
                                      -----------------------------------------
                                             $510,252,231        $459,633,565
                                      =========================================
See accompanying notes

                         Tri City Bankshares Corporation

                        Consolidated Statements of Income


                                           Year ended December 31
                                  1998               1997              1996
                           ----------------------------------------------------
Interest income:
   Loans, including fees      $25,593,267        $24,673,957       $22,763,914
   Investment securities:
     Taxable                    3,855,225          4,359,562         4,485,899
     Exempt from federal
       income tax               3,268,120          2,735,986         2,496,299
   Federal funds sold             823,628            339,664           368,467
                           ----------------------------------------------------
Total interest income          33,540,240         32,109,169        30,114,579

Interest expense:
   Deposits                    10,987,242         10,291,509        10,395,596
   Short-term borrowings          183,411            365,798           250,034
                           ----------------------------------------------------
Total interest expense         11,170,653         10,657,307        10,645,630
                           ----------------------------------------------------

Net interest income            22,369,587         21,451,862        19,468,949
Provision for loan losses         600,000            600,000           300,000
                           ----------------------------------------------------
Net interest income after
  provision for loan losses    21,769,587         20,851,862        19,168,949

Other income:
   Service charges              3,440,023          3,486,469         3,384,804
   Rental income                  958,866            890,894           899,580
   Gain on sale of loans           98,719             44,904            33,141
   Other                        2,428,912          1,999,811         1,622,554
                           ----------------------------------------------------

Total other income              6,926,520          6,422,078         5,940,079

Other expenses:
   Salaries and employee
     benefits                  10,751,993         10,238,765         9,306,142
   Occupancy                    2,483,067          2,495,224         2,379,634
   Equipment                    1,390,623          1,226,110         1,245,513
   Data processing                648,559            623,169           542,274
   Advertising and
     promotional                  430,338            474,328           410,844
   Regulatory agency
     assessments                  150,268            145,350            97,021
   Office supplies                609,380            498,989           539,355
   Other                        2,861,640          2,661,808         2,826,952
                           ----------------------------------------------------
Total other expenses           19,325,868         18,363,743        17,347,735
                           ----------------------------------------------------

Income before income taxes      9,370,239          8,910,197         7,761,293
Income taxes                    2,400,000          2,418,000         1,954,000
                           ----------------------------------------------------
Net income                  $   6,970,239       $  6,492,197      $  5,807,293
                           ====================================================

Net income per share        $        2.77       $       2.60      $       2.34
                           ====================================================

Average shares outstanding      2,513,003          2,496,050         2,479,373
                           ====================================================

See accompanying notes.

                         Tri City Bankshares Corporation

                 Consolidated Statements of Stockholders' Equity

See accompanying notes.

                                                                                     Accumulated Other
                                        Common       Additional       Retained         Comprehensive
                                         Stock     Paid-In Capital    Earnings             Income              Total
                                    --------------------------------------------------------------------------------------

Balances at January 1, 1996             $2,470,449     $8,372,997     $33,363,037          $108,248          $44,314,731
   Net income                                    -              -       5,807,293                 -            5,807,293
   Change in net unrealized loss
     on investment securities
     available-for-sale (net of                  -              -               -           (70,569)             (70,569)
     tax)
                                                                                                          ----------------
   Comprehensive income                                                                                        5,736,724
                                                                                                          ----------------
   Cash dividends declared--$.70 per
     share                                       -              -      (1,733,306)                -           (1,733,306)
   Common stock issued under
     dividend reinvestment
     plan--15,656 shares                     15,656        378,030               -                 -              393,686
   Common stock fractional shares
     redeemed                                   (7)          (166)              -                 -                 (173)
                                    --------------------------------------------------------------------------------------
Balances at December 31, 1996            2,486,098      8,750,861      37,437,024            37,679           48,711,662
   Net income                                    -              -       6,492,197                 -            6,492,197
   Change in net unrealized loss on
     investment securities
     available-for-sale (net of tax)             -              -               -           (63,190)             (63,190)
                                                                                                          ----------------
   Comprehensive income                                                                                        6,429,007
                                                                                                          ----------------
   Cash dividends declared--$.85
     per share                                   -              -      (2,118,973)                -           (2,118,973)
   Common stock issued under
     dividend reinvestment
     plan--17,029 shares                     17,029        459,214               -                 -              476,243
   Common stock fractional shares
     redeemed                                   (9)          (249)              -                 -                 (258)
                                    --------------------------------------------------------------------------------------
Balances at December 31, 1997            2,503,118      9,209,826      41,810,248           (25,511)          53,497,681
   Net income                                    -              -       6,970,239                 -            6,970,239
   Change in net unrealized gain on
     investment securities
     available-for-sale (net of tax)             -              -               -            25,511               25,511
                                                                                                          ----------------
   Comprehensive income                                                                                        6,995,750
                                                                                                          ----------------
   Cash dividends declared--$1.00
     per share                                   -              -      (2,509,806)                -           (2,509,806)
   Common stock issued under
     dividend reinvestment
     plan--17,103 shares                     17,103        517,642               -                 -              534,745
   Common stock fractional shares
     redeemed                                  (16)          (494)              -                 -                 (510)
                                    ======================================================================================
Balances at December 31, 1998           $2,520,205     $9,726,974     $46,270,681      $          -          $58,517,860
                                    ======================================================================================

                         Tri City Bankshares Corporation

                      Consolidated Statements of Cash Flows

See accompanying notes.

                                                                     Year ended December 31
                                                             1998             1997              1996
                                                      ------------------------------------------------------
                                                                                         -------------------
Operating activities
Net income                                              $    6,970,239     $   6,492,197    $   5,807,293
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Proceeds from sale of loans held for sale              27,184,355        11,433,205        4,887,563
     Origination of loans held for sale                    (27,184,355)      (11,433,205)      (4,887,563)
     Provision for loan losses                                 600,000           600,000          300,000
     Provision for depreciation                              1,703,716         1,587,843        1,561,886
     Amortization premiums and accretion of discounts
       on investment securities                                (87,426)          154,227          242,278
     Undistributed earnings of affiliate                      (107,708)          (99,620)        (101,176)
     Decrease (increase) in interest receivable               (168,846)           83,099         (644,959)
     Increase (decrease) in interest payable                    37,994            76,843          (11,243)
     Other                                                     (53,650)         (599,523)         265,416
                                                      ------------------------------------------------------
                                                                                         -------------------
Net cash provided by operating activities                    8,894,319         8,295,066        7,419,495

Investing activities
Proceeds from repayment, calls and maturities
   of investments available for sale                         3,000,000         7,010,082        2,500,000
Proceeds from repayment, calls and maturities
   of investment securities held to maturity                43,663,386        21,133,878       22,304,252
Purchases of investment securities held to maturity        (54,714,850)      (29,282,938)     (41,255,744)
Net increase in loans                                       (9,640,727)      (13,756,897)     (22,195,504)
Net purchases of premises and equipment                     (3,441,381)         (796,670)        (929,550)
                                                      ------------------------------------------------------
Net cash used by investing activities                      (21,133,572)      (15,692,545)     (39,576,546)

Financing activities
Sale of common stock                                           534,235           475,985          393,513
Net increase in deposits                                    50,592,032        17,929,693       30,794,157
Net increase (decrease) in short-term borrowings            (4,883,449)          310,847        3,485,436
Cash dividends                                              (2,509,806)       (2,118,973)      (1,733,306)
                                                      ------------------------------------------------------
Net cash provided by financing activities                   43,733,012        16,597,552       32,939,800
                                                      ------------------------------------------------------

Increase in cash and cash equivalents                       31,493,759         9,200,073          782,749
Cash and cash equivalents at beginning of year              44,707,888        35,507,815       34,725,066
                                                      ------------------------------------------------------
Cash and cash equivalents at end of year                  $ 76,201,647      $ 44,707,888     $ 35,507,815
                                                      ======================================================

Supplementary information:
   Interest paid                                          $ 11,144,358      $ 10,588,438     $ 10,664,315
   Income taxes paid                                         2,445,000         2,440,000        1,300,000

                         Tri City Bankshares Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998



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

                         Tri City Bankshares Corporation

1. Accounting Policies (continued)

Investment Securities

Debt securities are classified as held-to-maturity and carried at amortized cost if management has the intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are designated as available-for-sale and carried at fair value, with unrealized gains and losses net of income taxes, reflected in stockholders' equity.

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

Per Share Data

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. The Company has no potentially dilutive securities outstanding during the three years ended December 31, 1998. The resulting number of shares used in computing basic earnings per share is 2,513,003, 2,496,050 and 2,479,393 for the years ended December 31, 1998, 1997 and 1996, respectively.

Interim Financial Data

The interim financial data (see Note 17) is unaudited; however, in management's opinion, the interim data includes all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of results for the interim periods.

Accounting Changes

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires changes in the reporting of items which currently bypass the income statement and which are recorded directly as a component of stockholders' equity (comprehensive income). Current period comprehensive income and its components must be displayed prominently in the financial statements. Examples of such an item are unrealized gains and losses on available-for-sale securities. The adoption of this statement had no impact on the Corporation's net income.

Effective January 1, 1998, the Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position. The Corporation has determined that it has one reportable segment - commercial banking. As such, additional segment information is not required to be disclosed. The Corporation offers the following products and services to external customers: deposits and loans; and, to a much lesser extent, leases space in branch facilities to third parties. Revenues for each of these products and services are disclosed in the consolidated statement of income.

2. Restrictions on Cash and Due From Bank Accounts

The subsidiary bank is required to maintain non-interest-earning reserve balances with the Federal Reserve Bank or in vault cash. The amount of the reserve requirement as of December 31, 1998 was approximately $12,001,000.

3. Investment Securities

The amortized cost and estimated fair values of investments in debt securities were as follows:

                                              Gross        Gross
                            Amortized       Unrealized   Unrealized    Fair
                               Cost           Gains        Losses      Value
                             --------------------------------------------------
At December 31, 1998:
 Held-to-maturity:
  U.S. Treasury securities
    and obligations of
    U.S. government agencies $ 56,947,707 $   410,247  $    72,501 $ 57,285,453
  Obligations of states and
    political subdivisions     77,590,256   1,616,796       72,305   79,134,747
                             ==================================================
                             $134,537,963 $ 2,027,043  $   144,806 $136,420,200
                             ==================================================
At December 31, 1997:
   Available-for-sale -
     U.S. Treasury
       securities and
       obligations of
       U.S. government
       agencies              $  3,002,625 $         -  $    38,625 $  2,964,000
                             ==================================================


Held-to-maturity:
  U.S. Treasury securities
    and obligations of U.S.
    government agencies      $ 51,333,650 $   457,319  $   288,626 $ 51,502,343
  Obligations of states and
    political subdivisions     72,016,813     733,396      156,583   72,593,626
  Industrial revenue bonds         45,995           -            -       45,995
                             --------------------------------------------------
                             $123,396,458 $ 1,190,715  $   445,209 $124,141,964
                             ==================================================

The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized            Fair
                                                      Cost             Value
                                          -------------------------------------

  Due in one year or less                      $  7,000,395    $  7,023,853
  Due after one year through five years          62,995,865      63,831,069
  Due after five years through ten years         64,441,703      65,459,684
  Due after ten years                               100,000         105,594
                                          -------------------------------------
                                               $134,537,963    $136,420,200
                                          =====================================

There were no gains on early redemption of securities in 1998, 1997 or 1996, nor were there any sales of securities in 1998, 1997 or 1996. At December 31, 1998, investment securities with a carrying value of $14,980,000 were pledged as collateral to secure public funds.

4. Investment in Affiliated Bank

The Corporation owns 23.54% of the common stock of the First National Bank of Eagle River (First National Bank). This investment is included in other assets and is accounted for using the equity method.

Summarized unaudited financial information for First National Bank was as follows:

                                       As of and for the year ended
                                                 December 31
                                           1998              1997
                                 --------------------------------------

Total assets                           $86,468,000       $81,572,000
Total deposits                          76,316,000        71,420,000
Stockholders' equity                     7,819,000         7,214,000
Net income                                 754,000           689,000

5. Loans

Loan balances classified by type were as follows:

                                                December 31
                                         1998                1997
                                  -----------------------------------------

Commercial                           $ 13,730,000        $ 13,015,000
Real estate - construction             16,358,000          19,148,000
Real estate - mortgage:
   Single family                      114,570,000         100,457,000
   Multi family                         9,136,000           7,518,000
   Nonresidential                      91,675,000          93,347,000
Installment                            31,715,000          33,914,000
                                  =========================================
                                     $277,184,000        $267,399,000
                                  =========================================

In the ordinary course of business, the Bank grants loans to related parties, which include certain directors and officers of the Corporation, and entities in which such persons are principal shareholders. These loans are made at terms which do not vary from terms that would have been obtained if the transactions had been with unrelated parties and do not involve more than normal risk of collectibility. Loans outstanding at December 31, 1998 and 1997, to such related parties approximated $1,303,000 and $2,084,000, respectively. During 1998, $1,227,000 of new loans were made and repayments totaled $2,008,000. These amounts have been restated to reflect changes in directors and officers of the Corporation.

6. Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 1998, were as follows:

                                     1998             1997              1996
                                 ----------------------------------------------

Balance at beginning of year      $3,500,050        $3,010,230    $   3,626,217
Provision for loan losses            600,000           600,000          300,000
Loans charged off                   (154,513)         (170,014)        (922,219)
Recoveries on loans charged off      299,208            59,834            6,232
                                 ----------------------------------------------
Balance at end of year            $4,244,745        $3,500,050    $   3,010,230
                                 ==============================================

Nonaccrual loans totaled approximately $334,000 and $0 at December 31, 1998 and 1997, respectively.

7. Premises and Equipment

Premises and equipment were comprised of the following:

                                                       December 31
                                                 1998              1997
                                        --------------------------------------

Land                                       $   4,772,156     $   4,607,788
Buildings and leasehold improvements          19,092,071        17,942,576
Furniture and equipment                        9,501,886         7,770,691
                                        --------------------------------------
                                              33,366,113        30,321,055
Less accumulated depreciation                (13,501,523)      (12,194,130)
                                        --------------------------------------
                                            $ 19,864,590      $ 18,126,925
                                        ======================================
8. Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that both the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

The actual and required capital amounts and ratios were as follows:

                                                                For Capital
                                        Actual               Adequacy Purposes
                                ---------------------     ---------------------
                                   Amount      Ratio        Amount        Ratio
                                -----------   -------     -----------    ------
As of December 31, 1998
Total Capital
   (to Risk Weighted Assets):
     Consolidated               $62,395,000    20.14%     $24,783,000     8.00%
     Tri City Bank               59,720,000    19.42       24,602,000     8.00
Tier I Capital
   (to Risk Weighted Assets):
     Consolidated                58,518,000    18.89       12,391,000     4.00
     Tri City Bank               55,871,000    18.17       12,301,000     4.00
Tier I Capital - Leverage ratio
   (to Average Assets):
     Consolidated                58,518,000    11.97       19,553,000     4.00
     Tri City Bank               55,871,000    11.48       19,466,000     4.00

As of December 31, 1997
Total Capital
   (to Risk Weighted Assets):
     Consolidated               $57,023,000    19.82%     $23,011,000    >8.0%
     Tri City Bank               54,522,000    19.10       22,840,000    >8.0
Tier I Capital
   (to Risk Weighted Assets):
     Consolidated                53,523,000    18.61       11,505,000    >4.0
     Tri City Bank               51,022,000    17.87       11,420,000    >4.0
Tier I Capital - Leverage ratio
   (to Average Assets):
     Consolidated                53,523,000    11.95       17,912,000    >4.0
     Tri City Bank               51,022,000    11.45       17,827,000    >4.0

9. Employee Benefit Plan

The Corporation has a contributory defined contribution 401(k) plan. This plan covers all employees who have attained the age of 21 and completed one year of service. Participants may contribute a portion of their compensation (up to IRS limits) to the plan. The Corporation may make regular and matching contributions to the plan each year. In 1998, 1997 and 1996, the Corporation provided a dollar-for-dollar match of employee contributions up to 5%. Participants direct the investment of their contributions into one or more investment options. The Corporation recorded expense of $244,745, $219,161 and $215,457 for 1998, 1997 and 1996, respectively.

10. Income Taxes

The significant components of income tax expense for each of the three years in the period ended December 31, 1998, were:

                                    1998             1997              1996
                                -----------------------------------------------

Federal                         $2,127,000        $2,150,000       $1,767,000
State                              273,000           268,000          187,000
                                -----------------------------------------------
                                $2,400,000        $2,418,000       $1,954,000
                                ===============================================

Current                         $3,096,000        $2,591,000       $1,196,000
Deferred expense (benefit)        (696,000)         (173,000)         758,000
                                -----------------------------------------------
                                $2,400,000        $2,418,000       $1,954,000
                                ===============================================

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the three years in the period ended December 31, 1998, are as follows:

                                    1998              1997               1996
                                -----------------------------------------------

Income before income taxes      $9,370,239        $8,910,197         $7,761,293
                                ===============================================

Income tax at statutory rate    $3,185,881        $3,029,466         $2,638,840
Increase (reduction) resulting
  from:
   Tax-exempt interest income     (994,994)         (835,711)          (759,928)
   State income taxes, net of
     federal tax benefit           180,180           176,880            123,420
   Other                            28,933            47,365            (48,332)
                                -----------------------------------------------
                                $2,400,000        $2,418,000         $1,954,000
                                ===============================================

At December 31, 1998, the Corporation had state net operating loss carryforwards of approximately $1,025,490. These carryforwards expire in years 2006 to 2013.

The components of the Corporation's net deferred income tax (liability) asset were as follows:

                                               1998             1997
                                           ------------------------------
Deferred tax assets:
   Loan loss reserves                      $1,420,000      $ 1,128,000
   Excess servicing gains                      43,000           56,000
   State net operating loss
     carryforwards                             53,000           50,000
   Net unrealized loss on
    investment securities
    available-for-sale                              -           13,000
   Excess tax depreciation                     16,000                -
   Other                                        1,000                -
                                            ------------------------------
                                            1,533,000        1,247,000
                                            ------------------------------
Deferred tax liabilities:
   Excess tax depreciation                          -         (218,000)
   Safe harbor lease                         (170,000)        (180,000)
   Deferred loan fees                        (272,000)        (480,000)
   Undistributed earnings of
    an unconsolidated subsidiary             (491,000)        (449,000)
   Other                                            -                -
                                            ------------------------------
                                             (933,000)      (1,327,000)
Valuation allowance                           (52,000)         (55,000)
                                            ==============================
Net deferred tax asset (liability)          $ 548,000      $  (135,000)
                                            ==============================

11. Leases

The Corporation leases various banking facilities under operating lease agreements from companies held by an estate of a former director and major shareholder of the Corporation. All of the agreements include renewal options and one agreement requires the Bank to pay insurance, real estate taxes and maintenance costs associated with the lease. Rental amounts are subject to annual escalation based upon increases in the Consumer Price Index. Aggregate rental expense under the leases amounted to $534,105 in 1998, $521,712 in 1997 and $440,156 in 1996.

Future minimum rentals, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:

         Year ending December 31:
            1999                                $   344,788
            2000                                    274,637
            2001                                    132,885
            2002                                     87,389
            2003 and thereafter                     678,816
                                              ------------------
         Total minimum future rentals            $1,518,515
                                              ==================

12. Short-Term Borrowings

Assets collateralizing Reverse Repurchase Agreements consist of U.S. government and agency obligations held by the lender bank. At December 31, 1998, under existing arrangements, the Bank could borrow up to $50,000,000 under reverse repurchase agreements. The maximum amount of repurchase agreements outstanding was $0 and $7,900,000 for the years ended December 31, 1998 and 1997, respectively. The average amount of repurchase agreements was $272,260 and $1,747,140 for the years ended December 31, 1998 and 1997, respectively. There were no reverse repurchase agreements outstanding at December 31, 1998 or 1997.

At December 31, 1998, the Bank had the ability to borrow federal funds of up to $16,000,000 under a revolving line of credit agreement with lenders. Such borrowings bear interest at the lender bank's announced daily federal funds rate and mature daily. There were no federal funds borrowings outstanding at December 31, 1998 or 1997. Other short-term borrowings represent treasury, tax and loan accounts due to the Federal Reserve Bank under a $6,000,000 line of credit. Such amounts are secured by a pledge of investment securities in the amount of $7,000,000 at December 31, 1998.

13. Stockholders' Equity

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. As of December 31, 1998, retained earnings of the Bank in the amount of $13,870,040 were available for distribution to the Corporation as dividends without prior approval of regulatory agencies.

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

The Corporation's maximum credit exposure for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1998 was $29,367,000 and $4,364,000, respectively. All such arrangements expire in fiscal 1999.

15. Fair Value of Financial Instruments

The following table discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The Corporation does not routinely measure the market value of financial instruments such as presented herein, because such measurements represent point-in-time estimates of value. It is not the intent of the Corporation to liquidate and therefore realize the difference between market value and carrying value and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not relevant to predicting the Corporation's future earnings or cash flows.

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

Off-Balance-Sheet Instruments

Fair values for the Corporation's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of such instruments at December 31, 1998 and 1997, is not material.

Deposits

The fair values for demand deposits (e.g., interest and noninterest checking, passbook savings and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate fixed-term money market accounts and certificates of deposit and fixed-rate certificates of deposit scheduled to mature or reprice within the twelve-month period following the date of measurement approximates their fair value at the reporting date. Fair values for fixed-rate certificates of deposit scheduled to mature or reprice after twelve months from the date of measurement are estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities of the time deposits. The carrying amount of accrued interest approximates its fair value.

Short-Term Borrowings

The carrying amount of short-term borrowings and related accrued interest, approximates their fair values at the reporting date.

The carrying amounts and fair values of the Corporation's financial instruments consisted of the following at December 31, 1998 and 1997:

                                     1998                        1997
                             --------------------      ------------------------
                              Carrying    Fair          Carrying        Fair
                               Amount     Value          Amount         Value
                             --------------------------------------------------
                                             (In Thousands)

Cash and cash equivalents    $ 76,202   $ 76,202       $ 44,708       $ 44,708
                             ===================       =======================

Investment securities        $134,538   $136,420       $126,399       $127,106
                             ===================       =======================

Loans receivable             $277,184   $276,894       $267,399       $270,569
                             ===================       =======================

Deposits:
   Withdrawable on demand    $338,089   $338,089       $295,027       $295,027
   Certificates of deposit    111,446    112,116        103,916        104,035
                             -------------------       -----------------------
                             $449,535   $450,205       $398,943       $399,062
                             ===================       =======================

Short-term borrowings        $    827   $    827       $  5,711       $  5,711
                             ===================       =======================

16. Tri City Bankshares Corporation (Parent Company Only) Financial
      Information


Balance Sheets
                                                          December 31
                                                    1998              1997
                                             ---------------------------------

Assets
Cash on deposit with subsidiary bank         $     372,502     $     268,582
Investment in subsidiary                        54,170,722        49,239,980
Investment in affiliated bank                    1,765,971         1,658,263
Bank premises and equipment                      1,979,348         2,059,916
Other net assets                                   229,317           270,940
                                             ---------------------------------
Total assets                                 $  58,517,860     $  53,497,681
                                             =================================

Stockholders' equity
Common stock                                 $   2,520,205     $   2,503,118
Additional paid-in capital                       9,726,974         9,209,826
Retained earnings                               46,270,681        41,810,248
Net unrealized gain on investment securities
   available-for-sale                                    -           (25,511)
                                             ---------------------------------
Total liabilities and stockholders' equity   $  58,517,860     $  53,497,681
                                             =================================

16. Tri City Bankshares Corporation (Parent Company Only) Financial Information (continued)


Statements of Income
                                            Year ended December 31
                                    1998             1997              1996
                                 ---------------------------------------------

Income from subsidiary bank:
   Dividends                     $2,085,000        $1,725,000      $1,450,000
   Management fees                  571,800           526,800         492,000
   Rental income                    226,051           225,255         210,503
                                 --------------------------------------------
                                  2,882,851         2,477,055       2,152,503

Other income                         81,346            70,555          61,949

Expenses -
   Administrative and general       965,897           920,359         865,269
                                 --------------------------------------------

Income before income taxes and
  equity in undistributed net
   income of subsidiary and
   affiliated bank                1,998,300         1,627,251       1,349,183
Income tax expense (benefit)         41,000            43,000         (30,000)
                                 --------------------------------------------
Income before equity in
  undistributed net income of
  subsidiary and affiliated bank  1,957,300         1,584,251       1,379,183
Equity in undistributed net
 income of subsidiary and
  affiliated bank                 5,012,939         4,907,948       4,428,110
                                 ---------------------------------------------
Net income                       $6,970,239        $6,492,199      $5,807,293
                                 =============================================

16. Tri City Bankshares Corporation (Parent Company Only) Financial Information (continued)


Statements of Cash Flows
                                                 Year ended December 31
                                          1998           1997          1996
                                      ----------------------------------------
Operating activities
Net income                            $ 6,970,239    $ 6,492,199   $ 5,807,293
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Provision for depreciation            117,625        116,496       103,419
    Equity in undistributed net
     income of subsidiary and
     affiliated bank                   (5,012,939)    (4,907,948)   (4,428,110)
    Other                                  41,623         48,950       (53,830)
                                      ----------------------------------------
Net cash provided by operating
  activities                            2,116,548      1,749,697     1,428,772
Investing activities
Net purchases of premises and
  equipment                               (37,057)       (43,758)     (150,946)
                                      ----------------------------------------
Net cash used in investing activities     (37,057)       (43,758)     (150,946)

Financing activities
Sale of common stock                      534,235        475,985       393,513
Cash dividends                         (2,509,806)    (2,118,973)   (1,733,306)
                                       ---------------------------------------
Net cash used in financing activities  (1,975,571)    (1,642,988)   (1,339,793)
                                       ---------------------------------------
Increase (decrease) in cash               103,920         62,951       (61,967)
Cash at beginning of year                 268,582        205,631       267,598
                                       ---------------------------------------
Cash at end of year                    $  372,502    $   268,582   $   205,631
                                       =======================================

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

                                         Three Months Ended
                          December 31   September 30    June 30       March 31
                            --------------------------------------------------
                               (In Thousands, Except for Per Share Data)
1998
Interest income             $8,559         $8,600         $8,329        $8,052
Interest expense             2,838          2,873          2,747         2,713
Net interest income          5,721          5,727          5,582         5,339
Provision for loan losses     (150)          (150)          (150)         (150)
Other income                 1,854          1,741          1,662         1,669
Other expense                5,046          4,909          4,619         4,751
Income before income taxes   2,379          2,409          2,475         2,107
Income tax expense             609            621            659           511
Net income                   1,770          1,788          1,816         1,596
Basic earnings per share      0.70           0.71           0.72          0.64


1997
Interest income             $8,085          $8,133        $8,008        $7,883
Interest expense             2,694           2,658         2,645         2,659
Net interest income          5,391           5,475         5,363         5,223
Provision for loan losses     (150)           (150)         (150)         (150)
Other income                 1,831           1,642         1,554         1,396
Other expense                4,743           4,612         4,584         4,425
Income before income taxes   2,329           2,355         2,183         2,045
Income tax expense             612             670           598           538
Net income                   1,716           1,685         1,585         1,507
Basic earnings per share       .69             .67           .64           .61

                         Report of Independent Auditors


Board of Directors
Tri City Bankshares Corporation

We have audited the accompanying consolidated balance sheets of Tri City Bankshares Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri City Bankshares Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                            /s/ey
February 5, 1999

                                    Form 10-K





Shareholders interested in obtaining a copy of the Corporation's Annual Report to the Securities and Exchange Commission as filed on Form 10-K may do so at no cost by writing to:


                             Office of the Secretary
                         Tri City Bankshares Corporation
                             6400 South 27th Street
                           Oak Creek, Wisconsin 53154


                                   EXHIBIT 13

                                   EXHIBIT 22
                            SUBSIDIARY OF REGISTRANT


Name                                             Percentage of Shares Owned
-----                                            --------------------------
Tri City National Bank                                    100.0%

                                   EXHIBIT 24
                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Tri City Bankshares Corporation of our report dated February 5, 1999 with respect to the consolidated financial statements of Tri City Bankshares Corporation, included in the Annual Report to Shareholders of Tri City Bankshares Corporation for the year ended December 31, 1998.

We also consent to the incorporation by reference in the Registration Statement (Form S-3) of Tri City Bankshares Corporation pertaining to the Automatic Dividend Reinvestment Plan of Tri City Bankshares Corporation and in the related Prospectus of our report dated February 5, 1999, with respect to the consolidated financial statements of Tri City Bankshares Corporation incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1998


                                /s/ Ernst & Young


Milwaukee, Wisconsin
March 31, 1999