Form 10-Q
period 1999-03-31
TRI CITY BANKSHARES CORP
filed 1999-05-13
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


The number of shares outstanding of $1.00 par value common stock, as of March 31, 1999: 2,524,811

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                     Page #
Item 1            Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998                  3

                  Consolidated Statements of Income
                  for the Three Months ended March 31, 1999
                   and 1998                                             4

                  Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 1999
                  and 1998                                              5

                  Notes to Unaudited Consolidated Financial
                  Statements                                            6

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            7

Item 3            Quantitative and Qualitative Disclosure
                  about Market Risk                                    16

PART II - OTHER INFORMATION

Item 6                                                                 17

Signatures                                                             18

                         TRI CITY BANKSHARES CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                             March 31,     December 31,
                                                     1999            1998
                                                -------------    -------------

Cash and due from banks .....................   $  34,756,556    $  44,001,647
Federal funds sold ..........................       6,975,000       32,200,000
                                                -------------    -------------
Cash and cash equivalents ...................      41,731,556       76,201,647
Investment securities:
     Held-to-maturity (fair
     value of ...1999 - 154,658,083
                 1998 - 136,420,200) ........     153,515,486      134,537,963
Loans .......................................     278,400,507      277,184,364
Allowance for loan losses ...................      (4,286,224)      (4,244,745)
                                                -------------    -------------
     Net Loans ..............................     274,114,283      272,939,619

     Premises and equipment .................      20,234,786       19,864,590
     Other assets ...........................       8,079,705        6,708,412
                                                -------------    -------------

              TOTAL ASSETS ..................   $ 497,675,816    $ 510,252,231
                                                -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing ...................   $ 121,160,103    $ 133,120,719
     Interest bearing (over $100,000) .......      30,249,000       28,247,266
     Interest bearing .......................     283,152,260      288,167,417
                                                -------------    -------------
         Total Deposits .....................     434,561,363      449,535,402
Short-term borrowings .......................       1,160,753          827,355
Other Liabilities ...........................       2,438,592        1,371,614
                                                -------------    -------------
         TOTAL LIABILITIES ..................     438,160,708      451,734,371
Stockholders' equity:
     Cumulative Preferred stock,
       par value -$1 per share
       authorized - 200,000 shares;
       issued and outstanding-none
     Common stock,
       par value-$1 per share
       authorized-5,000,000 shares;
       issued and outstanding:
                      1999 - 2,524,811 shares;
                      1998-  2,520,205 shares       2,524,811        2,520,205
Additional paid in capital ..................       9,876,691        9,726,974
Retained earnings ...........................      47,113,606       46,270,681
                                                -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY .........      59,515,108       58,517,860
                                                -------------    -------------
                                                $ 497,675,816    $ 510,252,231
                                                -------------    -------------

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                         1999           1998
                                                     -----------    -----------

Interest income:
  Loans, including fees ..........................   $ 6,148,030    $ 6,348,450
  Investment securities:
    Taxable  .....................................       967,013        826,035
    Exempt from federal income tax ...............       894,141        840,002
  Federal funds sold .............................       145,010         37,361
                                                     -----------    -----------
             TOTAL INTEREST INCOME ...............     8,154,194      8,051,848

Interest expense:
  Deposits .......................................     2,614,343      2,600,585
  Short-term borrowings ..........................        21,813        112,424
                                                     -----------    -----------
             TOTAL INTEREST EXPENSE  .............     2,636,156      2,713,009
                                                     -----------    -----------
             NET INTEREST INCOME .................     5,518,038      5,338,839
Provision for loan losses ........................       (75,000)      (150,000)
                                                     -----------    -----------
             NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES ...........     5,443,038      5,188,839

Other income:
  Service charge income ..........................       769,283        828,164
  Rental income ..................................       245,561        237,400
  Other ..........................................       595,200        603,889
                                                     -----------    -----------
             TOTAL OTHER INCOME ..................     1,610,044      1,669,453
Other expense:
  Salaries and employee benefits .................     2,711,363      2,723,342
  Net occupancy ..................................       682,806        636,712
  Equipment ......................................       365,303        330,304
  Data processing ................................       247,461        144,808
  Advertising ....................................       123,300        105,765
  Regulatory agency assessments ..................        40,163         37,349
  Office supplies ................................       159,439        136,244
  Other ..........................................       682,252        636,163
                                                     -----------    -----------
             TOTAL OTHER EXPENSE .................     5,012,087      4,750,687
                                                     -----------    -----------

Income before income taxes .......................     2,040,995      2,107,605
Provision for income taxes .......................       442,000        511,300
                                                     -----------    -----------
             NET INCOME ..........................   $ 1,598,995    $ 1,596,305
                                                     -----------    -----------

Per share data:
    Net income ...................................   $      0.63    $      0.64
    Common stock investment ......................   $     23.58    $     21.80
    Dividends ....................................   $      0.30    $      0.25
    Average shares outstanding ...................     2,523,686      2,506,515

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999            1998
                                                   ------------    ------------

OPERATING ACTIVITIES
   Net income ..................................   $  1,598,995    $  1,596,305
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Proceeds from sale of loans
           held for sale .......................      6,984,590       5,389,806
         Origination of loans held
           for sale ............................     (6,984,590)     (5,389,806)
         Amortization of investment
           securities premiums and accretion
           of discounts ........................         33,427          31,985
         Provision for loan losses .............         75,000         150,000
         Provision for depreciation ............        477,941         437,725
         Decrease in interest receivable .......       (467,224)       (584,999)
         Increase (decrease) in interest payable        (59,476)        557,232
         Other .................................        222,385         287,122
                                                   ------------    ------------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES .............      1,881,048       2,475,370

INVESTING ACTIVITIES
   Proceeds from maturities and redemptions
      of investment securities .................      6,968,850      11,401,955
   Purchase of investment securities ...........    (27,014,533)              0
   Net increase in loans .......................       (214,931)     (3,695,397)
   Purchases of premises and equipment .........       (848,137)       (362,269)
                                                   ------------    ------------
              NET CASH PROVIDED (USED)
              BY INVESTING ACTIVITIES ..........    (21,108,751)      7,344,289
FINANCING ACTIVITIES
   Net decrease in deposits ....................    (14,974,039)     (8,351,401)
   Net increase (decrease) in short-term
      borrowings ...............................        333,398      (3,848,895)
   Sale of Common Stock ........................        154,323         137,517
   Cash dividends ..............................       (756,070)       (625,780)
                                                   ------------    ------------
              NET CASH USED BY
              FINANCING ACTIVITIES .............    (15,242,388)    (12,688,559)
                                                   ------------    ------------
              DECREASE IN CASH
              AND CASH EQUIVALENTS .............    (34,470,091)     (2,868,900)
   Cash and cash equivalents at the
      beginning of the period ..................     76,201,647      44,707,888
                                                   ------------    ------------
              CASH AND CASH EQUIVALENTS
              AT THE END OF THE PERIOD .........   $ 41,731,556    $ 41,838,988
                                                   ------------    ------------

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1998. The December 31, 1998 financial information included herein is derived from the December 31, 1998 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998. The operating results for the first three months of 1999 are not necessarily indicative of the results which may be expected for the entire 1999 fiscal year.









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


CHANGES IN FINANCIAL POSITION

Total assets of Tri City Bankshares Corporation (the "Corporation") decreased $12.6 million(2.5%) during the first three months of 1999 compared to a decrease of $10.2 million(2.2%) during the first three months of 1998. This decrease reflects the normal pay out of funds to cover customer checks which were used to pay property and income taxes from the previous year end.

Cash and cash equivalents decreased $34.5 million(45.2%) during the first three months of 1999 compared to a decrease of $2.9 million(6.4%) in the first three months of 1998. Funds were placed into investment securities and loans, and were used to cover the loss in deposits. Investment securities increased $19.0 million(14.1%) in the first quarter of 1999 compared to a decrease of $11.4 million(9.3%) during the same period in 1998. Management placed excess funds into investment securities so that the Corporation could achieve a better return on its money than leaving it in Federal funds sold. The yield on investment securities has remained the same, however they are averaging better than the rate paid on Federal funds sold. Loans increased $1.2 million(0.4%) during the first quarter of 1999 compared to an increase of $3.7 million(1.4%) in the first quarter of 1998. While loan demand has remained steady, management has been cautious and tries to maintain a quality loan portfolio which will continue to produce a steady income with minimum exposure to non-performing loans. The loan review committee for the Corporation continues to review loans for collectibility. Since the quality of the loan portfolio has been maintained and actual charge-offs were less than expected for the quarter, management has felt that the Corporation can reduce its provision for loan loss in 1999 and still maintain an adequate reserve to cover any losses associated with existing or future loans. The allowance for loan losses has increased $41,500(1.0%) in 1999 compared to an increase of $159,000(4.6%) during the first quarter of 1998.

Total deposits of the Corporation decreased $15.0 million(3.3%) during the first quarter of 1999 compared to a decrease of $8.4 million(2.1%) during the same period in 1998. Since interest rates have remained low, customers appear to be shopping for investments which will give them a higher rate of return even though the risk may be higher. Since the Corporation has been fortunate to maintain a good liquidity position, it has not needed to borrow funds in the federal funds market.

Due to the continued interest in the Corporation's dividend reinvestment program, the Corporation's equity has grown and helped to provide a sound base for future investment in property and fixed assets.



LIQUIDITY


Historically the Corporation's liquidity position has been very favorable. Management continues to monitor the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the main cause for the flow of funds into or out of a financial institution. Since interest rates have remained low, it is important to track the maturity of loans and investments and match them to the maturity terms of new time deposits. A sudden rapid rise in rates could trigger a flow of funds into higher yielding investments which may be offered outside of the Corporation. Management strives to offer products which are competitive or better within the banking community in order to retain these deposits.

CAPITAL RESOURCES


During the first quarter of 1999, the Corporation has completed construction of a new facility to house its growing operations center. The cost of this project was $2.2 million and was funded by available cash. This facility will enable the Corporation to provide better service to its banking customers as well as provide enough room for future expansion. The Oak Creek location of the banking subsidiary has also been remodeled to enhance its appearance and provide better service to its customers.

A new banking location in the town of Sturtevant, Wisconsin is also under construction and should help to service the Corporation's customers in the Racine county area of Wisconsin which is located south of Milwaukee. The cost of this project is considered minimal and will be borne by the Corporation's banking subsidiary.

There are no other major projects scheduled at present, however management is continually looking for new ways to better serve the Corporation's customers and expand its operations.

RESULTS OF OPERATIONS



During the first quarter of 1999 net income increased $3,000(0.2%) compared to an increase of $90,000(6.0%) in the first three months of 1998. Considering that new equipment was purchased and the Corporation converted to a new data processing system at the end of 1998, management was pleased with the Corporation's performance during the first three months of 1999.


Interest income and fees on loans decreased $200,000(3.2%) during the first quarter of 1999 compared to an increase of $245,000(4.0%) during the first quarter of 1998. Management strives to build a loan portfolio which has a very low percentage of non-performing loans. The loan review committee has been very conservative in its approach to making new loans. This has helped to make the portfolio more stable with less than 0.5% of loans classified as non-performing; however, loan growth for the quarter was nominal due to general economic conditions and competition.


Investment security interest income increased $195,100(11.7%) in the first three months of 1999 compared to a decrease of $112,700(6.3%) during the same period in 1998. Management continues to invest excess funds from increased deposits into instruments which will generate a higher yield than that achieved selling these funds in the Federal funds market. They continue to look for areas which will help the Corporation achieve growth in income and assets without subjecting the Corporation to undo risk. This increase can be attributed to both an increase in volume as well as rate changes during the year. Interest income on Federal funds sold increased $107,600 during the first quarter of 1999 compared to an increase of $36,600 during the first quarter of 1998. This is a short term investment until these funds can be used for loans or higher yielding investment securities.


Interest expense on deposits increased $13,800(0.5%) in the first three months of 1999 compared to an increase of $117,400(4.7%) during the first quarter of 1998. Although deposit balances increased, rates remained low and time deposits that matured were renewed at a lower rate. Interest on short term borrowings decreased $90,600(80.6%) in the first quarter of 1999 compared to a decrease of $63,700(36.2%) in the first quarter of 1998. The provision for loan loss also decreased since management feels that the allowance for loan loss is adequate to absorb any losses attributed to the loan portfolio.


Other income decreased $59,400(3.6%) during the first quarter of 1999 compared to an increase of $273,000(19.6%) during the first quarter of 1998.


Other expenses increased $261,400(5.5%) in the first three months of 1999 compared to an increase of $326,000(7.4%) during the first three months of 1998. The primary areas of increase include occupancy and equipment expense due to the addition of plant and equipment; and data processing expense which is due to the conversion to a new system processing provider.


                              Non-Performing Loans


                                                March 31,         December 31,
                                                  1999               1998
                                                 ------             ------
(000's)
Loans accounted for on a nonaccrual basis ...   $   89             $  334

Loans contractually past due 90 days or
More as to interest or principal payments ...    4,428              1,848

Ratio of nonaccrual loans to total loans ....     1.62%               .12%

A summarized change in income for the quarters appears below :

Three Months Ended                           March 31,    March 31,     1999
                                               1999         1998     Over(Under)
                                           (Unaudited)  (Unaudited)     1998
                                           -----------  -----------  -----------
Revenue and Expenses:(000's)
 Interest Income                             $ 8,154      $ 8,052      $   102
 Less: Interest Expense                        2,636        2,713          (77)
                                           -----------  -----------  -----------
      Net Interest Income                      5,518        5,339          179
 Provision for Loan Loss                          75          150          (75)
 Other Operating Expense
  Net of Other Operating
  Revenues                                     3,402        3,082          320
                                           -----------  -----------  -----------
Income Before Income Taxes                     2,041        2,107          (66)
Tax Provision                                    442          511          (69)
                                           -----------  -----------  -----------
NET INCOME                                   $ 1,599      $ 1,596      $     3
                                           ===========  ===========  ===========


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

The risk-based capital ratio for the Corporation is 20.48% and its leverage ratio is 12.20%.




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

The Corporation has substantially completed all phases of the plan. Because the Corporation outsources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify that their systems are Year 2000 compliant. During the week of November 16, 1998, the Corporation converted to a new primary Data Service provider, which has completed successfully remediation and 2000 proxy testing. The Corporation is performing a variety of tests to determine the proper functionality of the new platform and monitoring the proxy testing performed by the primary Data Service provider. The Corporation's other external vendors have surveyed their programs to inventory the necessary changes and have substantially corrected the applicable computer programs and replaced equipment so that the Corporation's information systems will be Year 2000 compliant prior to June 30, 1999. This will enable the Corporation to devote substantial time to the testing of the upgraded systems prior to the arrival of the new millennium. The Corporation has a final mission critical system (item processing) to be replaced. The system is installed and running parallel to existing equipment to allow complete testing.

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

COST TO ADDRESS YEAR 2000 ISSUES

Managing the Year 2000 Project will result in additional direct and indirect costs to the Corporation. Based upon current internal studies, as well as recently solicited bids from various computer hardware and software vendors, the Corporation estimates the total direct cost of remediating the issues discovered in its assessment of the Year 2000 problem to be $600,000 and $800,000. During the review of the Corporation's operation, a decision was made to upgrade hardware and much of the Corporation's dated technology which had been in use for 8 - 12 years. The upgrades are expected to result in greater employee efficiencies and enhanced products for the Corporation's customers. The total costs of upgrades will be $2.0 to $2.2 million. To date, the Corporation has expended $2.0 million. The majority of the remaining costs related to resolving the Year 2000 Problem are expected to be expended in 1999. The Corporation expects to fund these expenditures through internal sources.

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

Although the Corporation intends to complete substantially all Year 2000 remediation and testing activities by June 30, 1999, and although the Corporation has initiated Year 2000 communications with significant customers, key vendors, service providers, and other parties material to the Corporation's operations and is diligently monitoring the progress of such third parties in their Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Corporation intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. Preliminary discussions have been held regarding the contingency plan and a final contingency plan is scheduled to be completed by the end of the second quarter of 1999.

QUANTITATIVE AND QUALTATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

                           PART II - OTHER INFORMATION

Item 1 Exhibits and Reports on Form 8-K

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

                              TRI CITY BANKSHARES CORPORATION

DATE:  May 12, 1999                        /s/Henry Karbiner, Jr.
       -----------------------------       --------------------------------
                                           Henry Karbiner, Jr.
                                           President,Chief Executive Officer
                                           and Treasurer




DATE:  May 12, 1999                        /s/Thomas W. Vierthaler
       ----------------------------        -------------------------------
                                           Thomas W. Vierthaler
                                           Vice President and Comptroller
                                           (Chief Accounting Officer)

                                  EXHIBIT INDEX



    Exhibit Number                             Description
    --------------                             -----------
         27                                    Financial Data Schedule