Form 10-Q
period 1999-06-30
TRI CITY BANKSHARES CORP
filed 1999-08-13
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X  ]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


The number of shares outstanding of $1.00 par value common stock, as of June 30, 1999: 2,529,328

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                          Page #
Item 1            Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                         3

                  Consolidated Statements of Income
                  for the Three Months ended June 30, 1999
                  and 1998                                                    4

                  Consolidated Statements of Income
                  for the Six Months ended June 30, 1999
                  and 1998                                                    5

                  Consolidated Statements of Cash Flows
                  for the Six Months ended June 30, 1999
                  and 1998                                                    6

                  Notes to Unaudited Consolidated Financial
                  Statements                                                  7

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  8

Item 3            Quantitative and Qualitative Disclosures
                  About Market Risk                                          18

PART II - OTHER INFORMATION


Item 4            Submi18ion of Matters to a Vote of Security Holders        18

Item 6            Exhib21s and Reports on Form 8-K                           21

Signatures                                                                   22

                         TRI CITY BANKSHARES CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                                June 30,    December 31,
                                                        1999          1998

Cash and due from banks                           $  35,577,390   $  44,001,647
Federal funds sold                                    5,000,000      32,200,000
                                                   ------------    ------------
Cash and cash equivalents                            40,577,390      76,201,647
Investment securities:
     Held-to-maturity (fair
     value       1999 - $148,459,473
                 1998 - $136,420,200)               149,586,432     134,537,963
Loans                                               293,792,976     277,184,364
Allowance for loan losses                            (4,293,385)     (4,244,745)
                                                   ------------    ------------
Net Loans                                           289,499,591     272,939,619

Premises and equipment                               21,095,003      19,864,590
Other assets                                          7,016,196       6,708,412
                                                   ------------    ------------
            TOTAL ASSETS                          $ 507,774,612   $ 510,252,231
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                         $ 125,212,390   $ 133,120,719
     Interest bearing (over $100,000)                32,954,000      28,247,266
     Interest bearing                               282,254,421     288,167,417
                                                   ------------    ------------
         Total Deposits                             440,420,811     449,535,402

Short-term borrowings:
   Federal funds purchased and securities
   sold under agreements to repurchase                  999,900               0
   Other                                              4,038,474         827,355
                                                   ------------    ------------
                                                      5,038,374         827,355
Other Liabilities                                     1,665,562       1,371,614
                                                   ------------    ------------
         TOTAL LIABILITIES                          447,124,747     451,734,371
Stockholders' equity:
  Cumulative  Preferred  stock,  par value -$1 per  share  authorized  - 200,000 shares; issued and outstanding-none
  Common stock,
   par value-$1 per share
   authorized-5,000,000 shares;
   Issued and outstanding:1999 - 2,529,328 shares;
                          1998 - 2,520,205 shares     2,529,328       2,520,205
        Additional paid in capital                   10,026,844       9,726,974
        Retained earnings                            48,093,693      46,270,681
                                                   ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                  60,649,865      58,517,860
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 507,774,612   $ 510,252,231
                                                   ============    ============
See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                 1999           1998

Interest income:
     Loans, including fees                $ 6,335,821    $ 6,492,921
     Investment securities:
         Taxable                              999,071        883,117
         Exempt from federal income tax       961,261        761,372
     Federal funds sold                        29,610        191,221
                                           ----------     ----------
              TOTAL INTEREST INCOME         8,325,763      8,328,631

Interest expense:
     Deposits                               2,606,068      2,726,529
     Short-term borrowings                     55,700         20,186
                                           ----------     ----------
              TOTAL INTEREST EXPENSE        2,661,768      2,746,715
                                           ----------     ----------
              NET INTEREST INCOME           5,663,995      5,581,916
Provision for loan losses                     (75,000)      (150,000)
                                           ----------     ----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     5,588,995      5,431,916

Other income:
     Service charge income                    818,225        862,701
     Rental income                            239,977        243,434
     Other                                    745,271        556,169
                                           ----------     ----------
              TOTAL OTHER INCOME            1,803,473      1,662,304

Other expense:
     Salaries and employee benefits         2,705,857      2,677,229
     Net occupancy                            688,240        614,952
     Equipment                                356,363        315,383
     Data processing                          287,599        155,844
     Advertising                              161,255        107,970
     Regulatory agency assessments             40,601         37,723
     Office supplies                          199,098        138,637
     Other                                    693,926        571,567
                                           ----------     ----------
              TOTAL OTHER EXPENSE           5,132,939      4,619,305

Income before income taxes                  2,259,529      2,474,915
Provision for income taxes                    522,000        658,700
                                           ----------     ----------
              NET INCOME                  $ 1,737,529    $ 1,816,215
                                           ==========     ==========

Per share data:
     Net income                           $      0.69    $      0.72
     Dividends                                    .30            .25
     Average shares outstanding             2,528,037      2,511,079


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                  1999            1998

Interest income:
     Loans, including fees                $ 12,483,851    $ 12,841,371
     Investment securities:
         Taxable                             1,966,084       1,709,152
         Exempt from federal income tax      1,855,402       1,601,374
     Federal funds sold                        174,620         228,582
                                           -----------     -----------
              TOTAL INTEREST INCOME         16,479,957      16,380,479

Interest expense:
     Deposits                                5,220,411       5,327,114
     Short-term borrowings                      77,513         132,610
                                           -----------     -----------
              TOTAL INTEREST EXPENSE         5,297,924       5,459,724
              NET INTEREST INCOME           11,182,033      10,920,755
Provision for loan losses                     (150,000)       (300,000)
                                           -----------     -----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     11,032,033      10,620,755

Other income:
     Service charge income                   1,587,508       1,690,865
     Rental income                             485,538         480,834
     Other                                   1,340,471       1,160,058
                                           -----------     -----------
              TOTAL OTHER INCOME             3,413,517       3,331,757
Other expense:
     Salaries and employee benefits          5,417,220       5,400,571
     Net occupancy                           1,371,046       1,251,664
     Equipment                                 721,666         645,687
     Data processing                           535,060         300,652
     Advertising                               284,555         213,735
     Regulatory Agency Assessments              80,764          75,072
     Office Supplies                           358,537         274,881
     Other                                   1,376,178       1,207,730
                                           -----------     -----------
              TOTAL OTHER EXPENSE           10,145,026       9,369,992

Income before income taxes                   4,300,524       4,582,520
Provision for income taxes                     964,000       1,170,000
                                           -----------     -----------
              NET INCOME                  $  3,336,524    $  3,412,520
                                           ===========     ===========
Per share data:
     Net income                           $       1.32    $       1.36
     Common stock investment              $      24.01    $      22.30
     Dividends                            $      0.600    $      0.500
     Average shares outstanding              2,525,873       2,508,810


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                         1999            1998

OPERATING ACTIVITIES
     Net income                                    $  3,336,524    $  3,412,520
     Adjustments to reconcile net income to
          net cash provided by operating
          activities:
         Proceeds from sale of loans
          held for sale                              11,441,915      12,645,847
         Origination of loans held
          for sale                                  (11,441,915)    (12,645,847)
         Amortization of investment
          securities premiums and
          accretion of discounts                         94,584          57,088
         Provision for loan losses                      150,000         300,000
         Provision for depreciation                     967,996         878,451
         Decrease in interest receivable               (242,427)        (52,251)
         Increase in interest payable                   (60,726)         51,976
         Other                                          289,319          83,493
                                                   ------------     -----------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                    4,535,270       4,731,277
INVESTING ACTIVITIES
     Investment Securities Held to Maturity:
     Proceeds from maturities and redemptions
         of investment securities                    13,306,743      14,634,908
     Purchase of investment
         securities                                 (29,461,638)    (10,000,000)
     Net increase in loans                          (15,698,132)     (8,779,047)
     Purchases of premises and equipment             (2,198,409)       (490,096)
                                                   ------------     -----------
         NET CASH PROVIDED (USED)
          BY INVESTING ACTIVITIES                   (34,051,436)     (4,634,235)
FINANCING ACTIVITIES
     Net increase (decrease) in deposits             (9,114,591)      7,150,246
     Net increase (decrease) in short-term
         borrowings                                   4,211,019        (379,326)
     Sale of Common Stock                               308,993         277,352
     Cash dividends                                  (1,513,512)     (1,252,699)
                                                   ------------     -----------
     NET CASH PROVIDED (USED)
      BY FINANCING ACTIVITIES                        (6,108,091)      5,795,573
                                                   ------------     -----------
         INCREASE (DECREASE)  IN CASH
         AND CASH EQUIVALENTS                       (35,624,257)      5,892,615
     Cash and cash equivalents at the
       beginning of the period                       76,201,647      44,707,888
                                                   ------------     -----------
              CASH AND CASH EQUIVALENTS
                AT THE END OF THE PERIOD          $  40,577,390    $ 50,600,503
                                                   ============     ===========


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X.  Accordingly,  they do not include all of the
information  and  footnotes  required  by  Generally  Accepted   Accounting
Principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1998. The December 31, 1998 financial information included herein is derived from the December 31, 1998 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of June 30, 1999 and the results of its operations and cash flows for the three month and six month periods ended June 30, 1999 and 1998. The operating results for the first six months of 1999 are not necessarily indicative of the results which may be expected for the entire 1999 fiscal year.

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


CHANGES IN FINANCIAL POSITION


Assets of Tri City Bankshares Corporation (the "Corporation") have decreased $2.5 million (0.5%) during the first six months of 1999 compared to an increase of $9.4 million (2.0%) during the first six months of 1998. During the first quarter of 1999, the Corporation's assets were down $12.6 million due to normal seasonal variances. The Corporation, however, was able to add $10 million in growth to its asset base during the second quarter of 1999.

Cash and cash equivalents were down $35.6 million (46.7%) in the first six months of 1999 compared to an increase of $5.9 million in the first six months of 1998. The Corporation placed excess funds into investment securities as well as new loans, which provide a higher yield than the Federal Funds. Management has continued to strive to obtain the best yield they can for the Corporation without jeopardizing its portfolios and subjecting it to undue risk. Investment securities have increased $15.0 million (11.2%) during the first half of 1999 compared to a decrease of $4.7 million (3.8%) during the first half of 1998. Management is not content to leave funds sit idle in cash or Federal Funds sold when they can invest them in Agency and Municipal securities or loans which tend to pay a higher rate. Therefore, loan balances have also increased $16.6 million (6.0%) during 1999 compared to an increase of $8.8 million (3.3%) in 1998. The Corporation"s loan review committee is very diligent in their review of all loans presented to them. Since the Corporation's experience rate for past due and non-accrual loans has been low over the past several years, management has reduced its provision for loan losses in order to maintain an allowance for losses which is approximately 1.25% to 1.5% of outstanding loans.

Premises and Equipment have increased $1.2 million (6.2%) during the first six months of 1999 due to the new building which houses the Corporation's operations center and additional equipment that was needed to complete Year 2000 preparedness.

Total deposits of the Corporation decreased $9.1 million (2.0%) during the first six months of 1999 compared to an increase of $7.2 million (1.8%) during the same period in 1998. Borrowings have increased $4.2 million in the first six months of 1999 compared to a decrease of $379,000 in the first six months of 1998. Other borrowings consist of federal payments of taxes. This amount constantly changes since it is collected by the Corporation on behalf of its customers but is only remitted to the Federal Reserve Bank when it is called for.


LIQUIDITY


Historically the Corporation's liquidity position has been very favorable. Management continues to monitor the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the main cause for the flow of funds into or out of a financial institution. Since interest rates have remained low, it is important to track the maturity of loans and investments and match them to the maturity terms of new time deposits. A sudden rapid rise in rates could trigger a flow of funds into higher yielding investments that may be offered within or outside the Corporation. Management strives to offer products that are competitive or better within the banking community in order to retain these funds.


CAPITAL RESOURCES


During the first quarter of 1999, the Corporation completed construction of a new facility for its growing operations center. The cost of this building was $2.2 million and was funded internally. This facility has enabled the Corporation to better serve its customers and provide enough room for future expansion in the years to come.

During the second quarter of 1999, the Oak Creek branch of the Corporation"s banking subsidiary was also remodeled to enhance its appearance and better serve the customers with an improved design. A new branch location was opened during the second quarter of 1999 in Sturtevant, Wisconsin. An existing building was purchased and renovated for this purpose. All costs were funded internally.

At the end of June, new equipment was installed to update the current proof area of the Corporations' operations center. This equipment was necessary for Year 2000 compliance. Testing was done during the last week of June and the equipment was fully operational by July 15, 1999. The cost of this equipment was considered minimal and was funded internally.

There are no other major projects scheduled at present, however management is continually looking for new ways to better serve the Corporation's customers and expand its operations.


RESULTS OF OPERATIONS


Net income of the Corporation for the second quarter of 1999 decreased $78,700(4.3%) compared to an increase of $237,500(15.0%) for the second quarter of 1998. There are several areas that account for this decrease, primarily, the change in data system providers and the related upgrade in equipment for Year 2000 readiness.

During the second quarter of 1999 interest income and fees on loans decreased $157,000(2.4%) compared to an increase of $267,300(4.3%) during the second quarter of 1998. While loan balances increased significantly during the quarter the average yield on loans decreased more than one half of one percent.

Interest income on Agency and Municipal securities has increased $315,800(19.2%) during the three month period ending June 30, 1999 compared to a decrease of $131,500(7.4%) during the same period in 1998. Although investment security balances decreased $3.9 million during the second quarter of 1999, average yields on investments only decreased one third of one percent. Management is continually trying to seek investments that will provide the Corporation with the best yield possible. Since rates have remained low, it is increasingly difficult to find quality securities which will generate a high yield and not expose the Corporation to undue risk. Interest on Federal Funds sold decreased $161,600 in the second quarter of 1999 compared to an increase of $184,500 during the second quarter of 1998. Since the Corporation invested funds in agency and municipal securities and loans, balances in Federal Funds sold were down.

Interest expense on deposits for the second quarter of 1999 decreased $120,500(4.4%) compared to an increase of $202,900(8.0%) in the second quarter of 1998. Lower interest rates and decreased balances have kept interest expense down. Management continues to look for new methods of not only attracting new deposits but also providing incentives to maintain existing deposits. Low interest rates have kept expense down but have hindered management's efforts to increase the Corporation's deposit base. Interest expense on borrowed funds has increased due to the need to obtain funds in the interim to cover the loss of deposits. Since management believes that the allowance for loan loss is adequate to cover any losses in the loan portfolio, they have decreased the provision to $75,000 per quarter for 1999 compared to $150,000 per quarter in 1998.

Other income during the second quarter of 1999 increased $141,200(8.5%) compared to an increase of $108,700(7.0%) in the second quarter of 1998. This was primarily due to the sale of a portion of land owned by the Oak Creek banking subsidiary located on Ryan Road. Other expenses increased $513,600(11.1%) in the second quarter of 1999 compared to an increase of $35,300(0.8%) in the three months ended June 30, 1998. Expenses related to data processing have increased in the second quarter of 1999 to $131,800 compared to a decrease of $12,000 in the second quarter of 1998. Occupancy and equipment expenses have also increased due to the new buildings, which became operational in 1999 and the additional equipment, which was installed late in the fourth quarter of 1998.

A summarized change in income for the quarters appears below:

                                              Three Months Ended

                                             June 30,   June 30,       1999
                                              1999       1998       Over(Under)
                                          (Unaudited)  (Unaudited)     1998
                                            -------     -------     -------
Revenue and Expenses:(000's)
 Interest Income                            $ 8,326     $ 8,329     $    (3)
 Less: Interest Expense                       2,662       2,747         (85)
                                            -------     -------     -------
       Net Interest Income                    5,664       5,582          82
 Provision for Loan Loss                         75         150         (75)
 Other Operating Expense
 Net of Other Operating Revenues              3,329       2,957         372
                                            -------     -------     -------
Income Before Income Taxes                    2,260       2,475        (215)
Tax Provision                                   522         659        (137)
                                            -------     -------     -------
NET INCOME                                  $ 1,738     $ 1,816     $   (78)
                                            =======     =======     =======


The Corporation's net income for the six months ended June 30, 1999 decreased $76,000(2.2%) compared to an increase of $327,200(10.6%) during the six-month period ended June 30, 1998. During the first six months of 1999 interest income and fees on loans decreased $357,500(2.8%) compared to an increase of
$512,700(4.2%) for the same period in 1998. Although loan balances have substantially increased during the second quarter of 1999, the average yield earned has been reduced due to low rates that have remained steady over the past several months. Investment security income has increased $511,000(15.4%) during the first half of 1999 compared to a decrease of $244,100(6.9%) in the first half of 1998. Management has invested new deposit moneys into investments which will earn a higher yield than that received in the Federal Funds market, thus, interest on Federal Funds sold decreased $54,000(23.6%) during this period.

Although lower rates have adversely affected interest income on loans, they have also helped to lower interest paid on deposits. Interest expense on deposits decreased $106,700(2.0%) during the first six months of 1999 compared to an increase of $320,300(6.4%) paid in the first six months of 1998. Interest expense on short-term borrowings has also decreased $55,100(41.5%) compared to a decrease of $165,100(55.5%) in 1999 and 1998, respectively.

The primary reason for the decrease in net income comes from non-interest expenses. During the six months ended June 30, 1999, occupancy expense increased $119,400(9.5%), equipment expense increased $76,000(11.8%), and data processing expense increased $234,400(78.0%) compared to a decrease of $41,000(3.2%), an increase of $21,100(3.4%), and a decrease of $9,900(3.2%), respectively, in the six months ended June 30, 1998. These expenses are directly related to the conversion of the Corporation's data processing systems in November of 1998. Higher data processing costs, depreciation on new equipment for the new systems, and depreciation on a new building for the Corporation's operations center have all contributed to this increase. Management is pleased that despite these additional expenses the Corporation's performance for the first six months of 1999 has been above their expectations.


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

As of June 30, 1999, the risk-based capital ratio for the Corporation is 19.45% and its leverage ratio is 11.68%.


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

The Corporation has completed all phases of the plan. Because the Corporation outsources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify that their systems are Year 2000 compliant. During the week of November 16, 1998, the Corporation converted to a new primary Data Service provider, which has also completed its remediation and testing. The Corporation is performing a variety of tests to determine the proper functionality of the new platform and monitor the proxy testing being performed by the primary Data Service provider. The Corporation's other external vendors have surveyed their programs and made the necessary changes. The Corporation has completed its timetable for carrying out its plans to address Year 2000 issues.

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


COST TO ADDRESS YEAR 2000 COMPLIANCE ISSUES


Managing the Year 2000 Project will result in additional direct and indirect costs to the Corporation. The Corporation estimated the total direct cost of remediating the issues discovered in its assessment of the Year 2000 problem to be $600,000 and $800,000. During the review of the Corporation's operation, a decision was made to upgrade hardware and much of the Corporation's dated technology, which had been in use for 8 - 12 years. The upgrades are expected to result in greater employee efficiencies and enhanced products for the Corporation's customers. The total cost of upgrades was $2.0 million. Any remaining costs related to resolving the Year 2000 Problem are expected to be expended in 1999. The Corporation funded these expenditures through internal sources.

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


RISK OF NONCOMPLIANCE AND CONTINGENCY PLANS


The major applications which pose the greatest Year 2000 risks to the Corporation if the Year 2000 implementation of the Year 2000 Project is not successful, are the Corporation's data services systems supported by third-party vendors, loan customers' ability to meet contractual payment obligations in the event the Year 2000 Problem has a significant negative impact to their business, internal computer networks, and item processing equipment which renders customers' bank statements and banking transactions. The potential problems which could result from the inability of these applications to correctly process the Year 2000 are the inaccurate calculation of interest income and expense, service delivery interruptions to the Corporation's banking customers, credit losses resulting from the Corporation's loan customers' inability to make contractual credit obligations, interrupted financial data gathering, and poor customer relations resulting from inaccurate or delayed transaction processing.

Although the Corporation has completed substantially all Year 2000 remediation and testing activities as of June 30, 1999, and although the Corporation has initiated Year 2000 communications with significant customers, key vendors, service providers, and other parties material to the Corporation's operations and is diligently monitoring the progress of such third parties in their Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Corporation has developed contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur.

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

 PART II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders

On June 9, 1999, Tri City Bankshares Corporation held its annual stockholders meeting. The only item held for a vote of stockholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 2,220,316, which represented approximately 87.9% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

       Director's Name:           Frank Bauer
            For                   2,220,316
            Against               0
            Withheld              0
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Sanford Fedderly
            For                   2,220,316
            Against               0
            Withheld              0
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Gravitter
            For                   2,220,016
            Against               0
            Withheld              300
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Henry Karbiner, Jr.
            For                   2,220,316
            Against               0
            Withheld              0
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Christ Krantz
            For                   2,220,316
            Against               0
            Withheld              0
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Rudie Lauterbach
            For                   2,217,842
            Against               0
            Withheld              2,474
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William McGovern
            For                   2,217,842
            Against               0
            Withheld              2,474
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Robert Orth
            For                   2,220,316
            Against               0
            Withheld              0
            Abstain               0
            Broker Non-Vote       0

Director's Name:                  Ronald K. Puetz
            For                   2,220,316
            Against               0
            Withheld              0
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           John Rupcich
            For                   2,197,567
            Against               0
            Withheld              22,749
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           David Ulrich, Jr.
            For                   2,220,016
            Against               0
            Withheld              300
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Werry
            For                   2,220,316
            Against               0
            Withheld              0
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott A. Wilson
            For                   2,219,941
            Against               0
            Withheld              375
            Abstain               0
            Broker Non-Vote       0

       No other matters were voted on at the annual meeting.

Item 6 Exhibits and Reports on Form 8-K

(a)      Exhibits

                Exhibit Number                  Description
27                        27                    Financial Data Schedule

(b)      Reports on Form 8-K
                None

                                                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION


DATE:  August 11,1999                        /s/Henry Karbiner, Jr.
                                             Henry Karbiner, Jr.
                                             President, Chief Executive Officer,
                                             And Treasurer



DATE:  August 11, 1999                       /s/Thomas W. Vierthaler
                                             Thomas W. Vierthaler
                                             Vice President and Comptroller
                                             (Chief Accounting Officer)