Form 10-Q
period 1999-09-30
TRI CITY BANKSHARES CORP
filed 1999-11-12
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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

                                     53154
                                   --------
                                   Zip Code

                                 (414) 761-1610
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares outstanding of $1.00 par value common stock, as of September 30, 1999: 2,533,835.

FORM 10-Q
TRI CITY BANKSHARES CORPORATION

INDEX

PART I - FINANCIAL INFORMATION                                         Page #
Item 1            Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                  September 30, 1999 and December 31, 1998                3

                  Consolidated Statements of Income
                  for the Three Months ended September 30,
                  1999 and 1998                                           4

                        Consolidated Statements of Income
                  for the Nine Months ended September 30,
                  1999 and 1998                                           5

                  Consolidated Statements of Cash Flows
                  for the Nine Months ended September 30, 1999
                  and 1998                                                6

                  Notes to Unaudited Consolidated Financial
                  Statements                                              7

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              8

Item 3            Quantitative and Quantitative
                  Market Risk Disclosure                                 17

PART II - OTHER INFORMATION


Items 6           Exhibits and Reports on Form 8-K                       18

Signatures                                                               19

                         TRI CITY BANKSHARES CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS ......................................   September 30,     December 31,
                                                    1999             1998
                                                -------------    -------------

Cash and due from banks .....................   $  30,202,926    $  44,001,647
Federal funds sold ..........................               0       32,200,000
                                                -------------    -------------
Cash and cash equivalents ...................      30,202,926       76,201,647
Investment securities:
     Held-to-maturity (fair
     value of    1999 - 151,683,606
                 1998 - 136,420,200) ........     153,283,674      134,537,963
Loans .......................................     312,438,378      277,184,364
Allowance for loan losses ...................      (4,388,907)      (4,244,745)
                                                -------------    -------------
 Net Loans ..................................     308,049,471      272,939,619

 Premises and equipment .................          21,008,392       19,864,590
 Other assets ...........................           7,280,708        6,708,412
                                                -------------    -------------
                                                $ 519,825,171    $ 510,252,231
                                                -------------    -------------

TOTAL ASSETS
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing ...................   $ 127,143,284    $ 133,120,719
     Interest bearing (over $100,000) .......      27,212,000       28,247,266
     Interest bearing .......................     280,290,042      288,167,417
                                                -------------    -------------
         Total Deposits .....................     434,645,326      449,535,402
Short-term borrowings:
         Federal funds purchased and securities
           sold under agreements to repurchase     15,649,900                0
         Other ..............................       5,309,224          827,355
                                                -------------    -------------
 Total short-term borrowings ................      20,959,124          827,355
Other Liabilities ...........................       2,434,078        1,371,614
                                                -------------    -------------
         TOTAL LIABILITIES ..................     458,038,528      451,734,371
Stockholders' equity:
     Cumulative preferred  stock, par value
        -$1 per share  authorized - 200,000
        shares; issued and outstanding-none
     Common stock, par value-$1 per share
        authorized-5,000,000 shares; Issued and
        outstanding:  1999 - 2,533,835 shares;
                      1997 - 2,520,205 shar         2,533,835        2,520,205
Additional paid in capital ..................      10,181,022        9,726,974
Retained earnings ...........................      49,071,786       46,270,681
                                                -------------    -------------

         TOTAL STOCKHOLDERS' EQUITY .........      61,786,643       58,517,860
                                                -------------    -------------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY   ..........   $ 519,825,171    $ 510,252,231
                                                -------------    -------------


              See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                    1999           1998
                                                -----------    -----------
Interest income:
     Loans, including fees ..................   $ 6,726,926    $ 6,579,926
     Investment securities:
         Taxable ............................       992,297        960,712
         Exempt from federal income tax .....       956,987        813,729
     Federal funds sold .....................         9,556        246,060
                                                -----------    -----------
              TOTAL INTEREST INCOME .........     8,685,766      8,600,427
Interest expense:
     Deposits ...............................     2,616,124      2,844,236
     Short-term borrowings ..................       205,928         28,804
                                                -----------    -----------
              TOTAL INTEREST EXPENSE ........     2,822,052      2,873,040
                                                -----------    -----------
              NET INTEREST INCOME ...........     5,863,714      5,727,387
Provision for loan losses ...................       (75,000)      (150,000)
                                                -----------    -----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES .....     5,788,714      5,577,387
Other income:
     Service charge income ..................       872,738        915,059
     Rental income ..........................       238,488        236,923
     Other ..................................       574,889        589,382
                                                -----------    -----------
              TOTAL OTHER INCOME ............     1,686,115      1,741,364
Other expense:
     Salaries and employee benefits .........     2,790,611      2,715,772
     Net occupancy ..........................       809,688        657,063
     Equipment ..............................       240,651        333,840
     Data processing ........................       274,450        151,250
     Advertising ............................       208,293        162,777
     Regulatory Agency Assessments ..........        39,983         37,666
     Office Supplies ........................       141,807        126,538
     Other ..................................       704,437        724,735
                                                -----------    -----------
              TOTAL OTHER EXPENSE ...........     5,209,920      4,909,641
                                                -----------    -----------

Income before income taxes ..................     2,264,909      2,409,110
Provision for income taxes ..................       528,000        621,000
                                                -----------    -----------

              NET INCOME ....................   $ 1,736,909    $ 1,788,110
                                                -----------    -----------

Per share data:
     Net income .............................   $      0.69    $      0.71
     Dividends ..............................           .30            .25
     Average shares outstanding .............     2,532,856      2,515,222



See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999            1998
                                                ------------    ------------
Interest income:
     Loans, including fees ..................   $ 19,210,777    $ 19,421,297
     Investment securities:
         Taxable ............................      2,958,381       2,669,864
         Exempt from federal income tax .....      2,812,389       2,415,103
     Federal funds sold .....................        184,176         474,642
                                                ------------    ------------
              TOTAL INTEREST INCOME .........     25,165,723      24,980,906
Interest expense:
     Deposits ...............................      7,836,535       8,171,350
     Short-term borrowings ..................        283,441         161,414
                                                ------------    ------------
              TOTAL INTEREST EXPENSE ........      8,119,976       8,332,764
                                                ------------    ------------
              NET INTEREST INCOME ...........     17,045,747      16,648,142
Provision for loan losses ...................       (225,000)       (450,000)
                                                ------------    ------------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES .....     16,820,747      16,198,142
Other income:
     Service charge income ..................      2,460,246       2,605,924
     Rental income ..........................        724,026         717,757
     Other ..................................      1,915,360       1,749,440
                                                ------------    ------------
              TOTAL OTHER INCOME ............      5,099,632       5,073,121
Other expense:
     Salaries and employee benefits .........      8,207,831       8,116,343
     Net occupancy ..........................      2,180,734       1,908,727
     Equipment ..............................        962,317         979,527
     Data processing ........................        809,510         451,902
     Advertising ............................        492,848         376,512
     Regulatory Agency Assessments ..........        120,747         112,738
     Office Supplies ........................        500,344         401,419
     Other ..................................      2,080,615       1,932,465
                                                ------------    ------------
              TOTAL OTHER EXPENSE ...........     15,354,946      14,279,633
                                                ------------    ------------

Income before income taxes ..................      6,565,433       6,991,630
Provision for income taxes ..................      1,492,000       1,791,000
                                                ------------    ------------

              NET INCOME ....................   $  5,073,433    $  5,200,630
                                                ------------    ------------

Per share data:
     Net income .............................   $       2.01    $       2.07
     Common stock investment ................   $      24.44    $      22.80
     Dividends ..............................   $      0.900    $      0.750
     Average shares outstanding .............      2,528,227       2,510,970



See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                    1999            1998
                                                ------------    ------------
OPERATING ACTIVITIES
     Net income .............................   $  5,073,433    $  5,200,630
     Adjustments to reconcile net
         income to net cash provided
         by operating activities:
         Proceeds from sale of loans
          held for sale .....................     13,170,090      16,878,377
         Origination of loans held
          for sale ..........................    (13,170,090)    (16,878,377)
         Amortization of investment
            securities premiums and
            accretion of discounts...........        154,778          84,764
         Provision for loan losses ..........        225,000         450,000
         Provision for depreciation .........      1,405,437       1,312,512
         Increase (decrease) in interest receiva    (315,279)       (640,431)
Increase (decrease) in interest payable .....        (46,773)        691,411
         Other ..............................        852,221         487,276
                                                ------------    ------------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES ..........      7,348,817       7,586,162
INVESTING ACTIVITIES
     Available for Sale:
     Proceeds from maturities and redemptions
         of investment securities ...........              0       3,000,000
     Held to Maturity:
     Proceeds from maturities and redemptions
         of investment securities ...........     14,111,148      25,290,748
     Purchase of investment securities ......    (33,011,638)    (36,577,474)
     Net increase in loans ..................    (35,334,852)     (4,025,726)
     Purchases of premises and equipment ....     (2,549,239)     (2,024,812)
                                                ------------    ------------
              NET CASH USED
               BY INVESTING ACTIVITIES ......    (56,784,581)    (14,337,264)
FINANCING ACTIVITIES
     Sale of Common Stock ...................        467,678         404,135
     Net increase (decrease) in deposits ....    (14,890,076)     16,984,358
     Net increase(decrease)  in short-term
         borrowings .........................     20,131,769      (4,839,954)
     Cash dividends .........................     (2,272,328)     (1,880,752)
                                                ------------    ------------
NET CASH PROVIDED BY
              FINANCING ACTIVITIES ..........      3,437,043      10,667,787
                                                ------------    ------------
              INCREASE  IN CASH
               AND CASH EQUIVALENTS .........    (45,998,721)      3,916,685
     Cash and cash equivalents at the
         beginning of the period ............     76,201,647      44,707,888
                                                ------------    ------------
              CASH AND CASH EQUIVALENTS

                AT THE END OF THE PERIOD ....   $ 30,202,926    $ 48,624,573
                                                ------------    ------------



See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto incorporated herein by reference to the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1998. In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of September 30, 1999 and the results of its operations for the three month and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998. The operating results for the first nine months of 1999 are not necessarily indicative of the results which may be expected for the entire 1999 fiscal year.













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


CHANGES IN FINANCIAL POSITION


Net assets of Tri City Bankshares Corporation, (the"Corporation") have increased $9.6 million (1.9%) during the nine month period ending September 30, 1999 compared to an increase of $17.3 million (3.8%) during the same period in 1998. Loan growth was the primary contributor to this increase in 1999 with total loans increasing $36.2 million (13.1%) during the first nine months compared to an increase of $4.7 million (1.8%) during the first nine months of 1998. Management has been pushing for an increase in loan growth as a means to better invest funds into areas which will provide higher yields than what currently can be achieved through investment securities. The reserve for loan losses only increased $144,000 (3.4%) during the nine months ended September 30, 1999 compared to an increase of $419,000 (12.0%) during the nine months ended September 30, 1998. Management has reviewed the adequacy of the Corporation's reserve for loan loss, considering the quality of the loan portfolio, the level of non-performing loans, loan portfolio size and composition, borrower financial condition, general economic conditions, collateral adequacy and historical loss experience. Since the history of the Corporation's loan charge-offs has declined over the past several years, and there are currently no adverse trends in the other factors, management believes that the allowance for loan loss can be reduced and still provide adequately for loan losses which may occur during 1999. The ratio of the allowance for loan loss to loans decreased from 1.53% at December 31, 1998 to 1.40% at September 30, 1999.


Investment securities have also increased $17.8 million (13.2%) during the first nine months of 1999 compared to an increase of $10.5 million (8.5%) during the same period in 1998. Although yields on investment securities are not very lucrative at this time, the average yield derived from the investment portfolio is still higher than the interest paid on funds sold. Currently the Corporation is experiencing an average yield on securities of 6.5% in 1999 compared to an average yield of 6.7% in 1998.


Since funds were used to purchase additional investment securities and to finance new loans, the cash and cash equivalents of the Corporation decreased $46.0 million (60.4%) during the first nine months of 1999 compared to an increase of $3.9 million (8.8%) during the same period in 1998.


Total deposits decreased $14.9 million (3.3%) during the first nine months of 1999 compared to an increase of $17.0 million (4.3%) in the first nine months of 1998. Borrowings have increased $15.6 million in 1999 compared to a decrease of $4.8 million in 1998. Other borrowings consist of tax deposits made by individuals and businesses which are only submitted to the United States Treasurers' office when called.

LIQUIDITY



Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. Since interest rates have been relatively stable, it is important to track the maturity of loans and investments and match them to the maturity terms of time deposits. A sudden rapid rise in rates could trigger a flow of funds into higher yielding investments that may be offered within or outside the Corporation. The Corporation continues to offer products that are competitive and hopefully will encourage the depositor to leave his/her funds on deposit or add to them as well to attract and maintain quality loans. Management believes that their efforts will help to enhance the Corporation's ability to not only maintain its asset base but also to help it grow.

CAPITAL RESOURCES



During the first quarter of 1999, the Corporation completed construction of a new facility for its growing operations center. The cost of this building was $2.2 million and was funded internally. This facility has enabled the Corporation to better serve its customers and provide enough room for future expansion in the years to come.


During the second quarter of 1999, the Oak Creek branch of the Corporation's banking subsidiary was remodeled to enhance its appearance and better serve the customers with an improved design. A new branch location was also opened during the second quarter of 1999 in Sturtevant, Wisconsin. An existing building was purchased and renovated for this purpose. All costs were funded internally and borne by the Corporation's banking subsidiary. These new facilities are the main reason that premises and equipment increased $1.1 million (5.8%) during the first nine months of 1999.


At the end of June new equipment was installed to update the current proof area of the Corporation's Operations Center. This equipment was necessary to enhance the performance of the proof area and to be year 2000 compliant. Testing was done during the last week of June and full operation was accomplished by July 15, 1999. The cost of this equipment was considered minimal and was funded internally.


There are no other major projects scheduled at present, however management is continually looking for new ways to better serve the Corporation's customers and expand its operations.

RESULTS OF OPERATIONS

Three Months ended September 30, 1999:


The Corporation's net income for the third quarter of 1999 decreased $51,200 (2.9%) compared to an increase of $103,000 (6.1%) for the third quarter of 1998.


During the third quarter of 1999 interest income and fees on loans increased $147,000 (2.2%) compared to a third quarter increase of $363,000 (5.8%) in 1998. The majority of new loans were added during September and therefore the impact of interest income will not be felt until the fourth quarter. Loan demand has declined but management is optimistic that the Corporation will be able to attract additional customers during the fourth quarter of 1999.


Interest income on Investment Securities has increased $174,800 (9.9%) during the three months ended September 30, 1999 compared to an increase of $97,000 (5.8%) during the three months ended September 30, 1998. Management has continued to keep the Corporation's funds working by investing in those items which will achieve the best yield and will help to maximize profits.


Interest expense paid on deposits has decreased $228,100 (8.0%) during the third quarter of 1999 compared to an increase of $215,000 (8.2%) during the third quarter of 1998. Deposit balances have declined during 1999 which is the main reason for this decrease in interest expense. Interest expense paid on borrowed funds however, has increased $177,100 during this same period compared to no change in the third quarter of 1998.


Other income declined $55,200 (3.2%) during the third quarter of 1999 compared to an increase of $100,000 (6.1%) during the same period in 1998. This was due to a decrease in service charges which is attributed to the decline in deposit balances. Total other expenses have increased $300,300 (6.1%) during the third quarter of 1999 compared to an increase of $298,000 (6.5%) in the third quarter of 1998. Since the Corporation converted its data processing functions in November of 1998, management has carefully monitored expenses associated with the new system.


Occupancy expense has increased for the third quarter of 1999 $152,600 (23.2%) primarily due to the additional expenses associated with the new building occupied by the Corporation's operations center and the new branch bank located in Sturtevant, Wisconsin. Data processing expenses have also increased $123,200 (81.5%) due to the new system which is year 2000 compliant.

A summarized change in income for the quarters appears below :
Three Months Ended              September 30,  September 30,     1999
                                    1999           1999       Over (Under)
                                (Unaudited)    (Unaudited)       1998
                                  ------         ------         -----
Revenue and Expenses: (000's)
Interest Income                   $8,686         $8,600         $  86
Less: Interest Expense             2,822          2,873           (51)
                                  ------         ------         -----
Net Interest Income                5,864          5,727           137
Provision for Loan Loss               75            150           (75)
Other Operating Expenses
Net of Other Operating
Revenues                           3,524          3,168           356
                                  ------         ------         -----
Income Before Income Taxes ..      2,265          2,409          (144)
Tax Provision                        528            621           (93)
                                  ------         ------         -----
NET INCOME                        $1,737         $1,788         $ (51)
                                  ======         ======         =====


Nine Months ended September 30, 1999:


During the first nine months of 1999 the Corporation's net income decreased $127,200 (2.4%) compared to an increase of $424,000 (8.9%) during the same period in 1998. The conversion to the new data processing system and the addition of new facilities for the Corporation's operations center in West Allis and new branch bank in Sturtevant, Wisconsin have all accounted for increased operational costs amounting to approximately $630,000 in additional expense for the first nine months in 1999.


Interest income for the first nine months of 1999 increased $185,000 (0.7%) compared to an increase of $957,000 (4.0%) after the first nine months of 1998. Interest income on investment securities increased $685,800, while interest income on loans and federal funds sold decreased $501,000 in 1999. The yield on the loan portfolio decreased due to a lower average blance of loans outstanding for the quarter. However, loans outstanding have increased at the end of the quarter and therefore should result in an increase in loan interest income during the fourth quarter of 1999. Since deposit balances have decreased the Corporation has been in a borrowed position for the short term.


The favorable effect of the decrease in deposit balances in the first nine months of 1999 is that interest expense on deposits has decreased $334,800 (2.4%) compared to an increase of $535,100 (7.0%) during the nine months ended September 30, 1998. Interest expense on borrowed funds however has increased $122,000 (75.6%) in 1999 compared to a decrease of $165,000 (50.5%) in 1998 for the same nine month period.


Other income during the nine months ended September 30, 1999 increased $26,500 compared to an increase of $482,000 (10.5%). Other expenses increased $1.1 million (7.5%) in the first nine months of 1999 compared to an increase of $659,000 (4.8%) in the first nine months of 1998. The increased costs can be attributed to the new data processing system. Occupancy expense has increased $272,000 (14.3%) and data processing expense has increased $357,600 (79.1%) in the first nine months of 1999 compared to decreases of $30,000 (1.5%) and $5,700 (1.2%) in 1998, respectively.

CAPITAL ADEQUACY


Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0% of which 4.0% must be comprised of tier 1 capital.

The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%. The risk-based capital ratio for the Corporation is 19.24% and its leverage ratio is 11.91%. YEAR 2000 PROBLEM


At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many computer systems may produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000 as dates in the next millennium are entered into non-Year 2000 compliant programs.


COMPLIANCE PROGRAM

In order to address the Year 2000 Problem and to minimize its potential adverse impact, in 1997 the Corporation initiated a corporate wide project to address the impact of the Year 2000 Problem on its computer application systems, information technology (IT) related equipment, system software, building controls, and non-IT embedded systems found in such equipment as security systems, currency counters, and elevators. The evaluation of Year 2000 issues included an assessment of the potential impact of the Year 2000 Problem on the Corporation including monitoring significant customers, service suppliers and other parties material to the Corporation's operations; testing changes provided by these suppliers; and developing contingency plans for any critical systems that are not effectively reprogrammed. In the course of this evaluation, the Corporation has sought written assurances from such third parties as to their state of Year 2000 readiness. The Corporation's Year 2000 Compliance Program is divided into five phases: (1)awareness; (2)assessment; (3)renovation;
(4)validation; and (5)implementation.


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

The Corporation has substantially completed all phases of the plan. Because the Corporation outsources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify that their systems are Year 2000 compliant. During the week of November 16, 1998, the Corporation converted to a new primary Data Service provider, which is on schedule with its remediation to become Year 2000 compliant. The Corporation is performing a variety of tests to determine the proper functionality of the new platform and monitoring the proxy testing being performed by the primary Data Service provider. The Corporation's other external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Corporation's information systems are substantially Year 2000 compliant as of June 30, 1999. This will enable the Corporation to devote substantial time to the testing of the upgraded systems prior to the arrival of the new millennium. The Corporation has completed its timetable for carrying out its plans to address Year 2000 issues.

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


COST TO ADDRESS YEAR 2000 COMPLIANCE ISSUES


Managing the Year 2000 Project will result in additional direct and indirect costs to the Corporation. Based upon current internal studies, as well as recently solicited bids from various computer hardware and software vendors, the Corporation estimates the total direct cost of remediating the issues discovered in its assessment of the Year 2000 problem to be $600,000 and $800,000. During the review of the Corporation's operation, a decision was made to upgrade hardware and much of the Corporation's dated technology, which had been in use for 8 - 12 years. The upgrades are expected to result in greater employee efficiencies and enhanced products for the Corporation's customers. The total costs of upgrades is $2.2 million. Any remaining costs related to resolving the Year 2000 Problem will be expended in 1999. The Corporation expects to fund these expenditures through internal sources.

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

Although the Corporation has completed substantially all Year 2000 remediation and testing activities as of September 30, 1999, and although the Corporation has initiated Year 2000 communications with significant customers, key vendors, service providers, and other parties material to the Corporation's operations and is diligently monitoring the progress of such third parties in their Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Corporation has developed contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. Such plans address substantially all control components and management feels the remaining areas are risk managable.

ITEM 3


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



                         TRI CITY BANKSHARES CORPORATION



DATE: November 9,1999                          /s/Henry Karbiner, Jr.
      --------------------                     ----------------------------
                                                  Henry Karbiner,Jr., President
                                                  (Chief Executive Officer)




DATE: November 9, 1999                         /s/Thomas W. Vierthaler
      --------------------                     ----------------------------
                                                  Thomas W. Vierthaler
                                                  Vice President and Comptroller
                                                  (Chief Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                             Description
--------------                             -----------
       27                                  Financial Data Schedule