Form 10-K
period 1999-12-31
TRI CITY BANKSHARES CORP
filed 2000-03-29
CIK 313337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1999

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File No. 0-9785

                         TRI CITY BANKSHARES CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)
Wisconsin                                                           39-1158740
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

6400 South 27th Street
Oak Creek, Wisconsin                                                     53154
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code              (414) 761-1610

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          $1.00 Par Value Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2) and has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

As of March 1, 2000, 933,735 shares of common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $35,528,617.

                            DOCUMENTS INCORPORATED BY REFERENCE
Document                                                         Incorporated in
--------                                                         ---------------
Annual report to shareholders for fiscal year ended
December 31, 1999                                                Parts II and IV

Proxystatement for annual meeting of shareholders
to be held on June 14, 2000.                                            Part III

PART I


Item 1       Business                                                   1
Item 2       Properties                                                16
Item 3       Legal Proceedings                                         18
Item 4       Submission of Matters to a Vote of Security Holders       18

PART II

Item 5       Market for the Registrant's Common Equity and Related
               Stockholder Matters                                     19
Item 6       Selected Financial Data                                   19
Item 7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     19
Item 7A      Quantitative and Qualitative Disclosures About
               Market Risk                                             19
Item 8       Consolidated Financial Statements and Suppl19entary Data  19
Item 9       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     19

PART III

Item 10      Directors and Executive Officers of the Registrant        20
Item 11      Executive Compensation                                    20
Item 12      Security Ownership of Certain Beneficial Owners and
               Management                                              20
Item 13      Certain Relationships and Related Transactions            20

PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                             21
             Signatures                                                24

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

On a consolidated basis at December 31, 1999, Registrant had assets of $529,190,815, net loans of $314,559,078 deposits of $459,469,937 and stockholders' equity of $63,124,833. Registrant's primary function is to coordinate the banking policies and operations of Tri City National Bank in order to improve and expand its banking services and effect economies in its operation by joint efforts in certain areas such as auditing, regulatory compliance, training of personnel, advertising, proof and bookkeeping, and business development. Registrant's services are furnished through officers of Registrant who are also officers of Tri City National Bank. Registrant's sources of revenues are (1) dividends paid on the shares of the subsidiary banks' stock which it owns and (2) management fees in payment for the services it provides to Tri City National Bank.

Registrant is engaged in only one segment, namely commercial banking.

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

The following table sets forth certain  information  regarding Tri City National
Bank:

                                                               Assets as of
Name of Bank and Location          Year Organized            December 31, 1999
-------------------------          --------------            -----------------
Tri City National Bank
6400 South 27th Street
Oak Creek, Wisconsin                    1963                   $526,845,146

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

The laws and regulations to which the Registrant is subject are constantly under review by Congress, regulatory agencies and state legislatures. On November 12, 1999, President Clinton signed important legislation passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the
Act), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. The Act provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to the regulation of the Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission (the SEC) and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Board, other banking regulators, the SEC and state insurance regulators. In addition, the Act imposes strict new privacy disclosure and "opt out" requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

Other important provisions of the Act permit merchant banking and venture capital activities, and insurance underwriting, to be conducted by a subsidiary of a financial holding company, and municipal securities underwriting activities to be conducted directly by a national bank or by its subsidiary. Under the Act, the financial holding company may engage in a broad list of "financial activities," and any non-financial activity that the Board determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.

While certain provisions of the Act became effective on November 12, 1999, other provisions are subject to delayed effective dates, and in some cases, will be implemented only upon the adoption by federal regulatory agencies of rules prescribed by the Act.

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

COMPETITION

All of the Registrant's banking facilities are located in Milwaukee, Waukesha, Racine and Ozaukee Counties. Accordingly, the bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. The banking industry in this area is highly competitive and the Registrant's bank faces vigorous competition not only from the many banks in the area, but from other financial institutions such as savings and loan associations, credit unions, and finance companies.

EMPLOYEES

At December 31, 1999, Registrant employed 88 officers and 330 employees in total. Employees are provided a variety of employment benefits, and Registrant considers its employee relations to be excellent.

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

                DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
                          INTEREST RATES AND INTEREST DIFFERENTIAL
                                   (Dollars in Thousands)



The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 1999, 1998 and 1997.

                                                        Year Ended December 31
                           -------------------------------------------------------------------------------------
                                      1999                        1998                        1997
                           -------------------------------------------------------------------------------------
                           Average             Yield    Average              Yield   Average             Yield
                           Balance  Interest  or Rate   Balance  Interest   or Rate  Balance  Interest  or Rate
                           -------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:

  Loans (1)               $296,868  $25,912     8.73%  $272,324  $25,593      9.39%  $259,976 $24,764     9.53%
  Taxable
   investment securities    63,106    3,891     6.17     56,055    3,855      6.88     63,889   4,360     6.82
  Nontaxable investment
   securities(2)            84,695    5,731     6.77     70,586    4,866      6.89     56,903   4,404     7.74
  Federal funds sold         4,146      203     4.90     15,664      824      5.26      6,118     340     5.56
                          ------------------           ------------------            -----------------
Total interest-earning
  assets                   448,815   35,737     7.96%   414,629   35,138      8.47%   386,886  33,868     8.75%
Noninterest-earning
  assets:
  Cash and due from banks   35,381                       30,063                        28,217
  Premises and
   equipment, net           20,837                       18,362                        18,534
  Other assets               2,199                        2,383                         2,567
                          ---------                    ---------                     ---------
                          $507,232                     $465,437                      $436,204
                          =========                    =========                     =========

                DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
                                   (Dollars in Thousands)


                                                              Year Ended December 31
                                 --------------------------------------------------------------------------------------
                                            1999                       1998                       1997
                                 --------------------------------------------------------------------------------------
                                 Average              Yield   Average              Yield   Average               Yield
                                 Balance   Interest  or Rate  Balance   Interest  or Rate  Balance   Interest   or Rate
                                 --------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings deposits               $196,559  $  4,758  2.42%    $182,111  $  4,978  2.73%    $169,513  $  4,677   2.76%
  Other time deposits             113,791     5,745  5.05      109,690     6,010  5.48      102,088     5,614   5.50
  Short-term borrowings             8,796       460  5.24        3,004       183  6.09        6,649       366   5.50
                                 ----------------------------------------------------------------------------------
Total interest-bearing
  liabilities                     319,146    10,963   3.44    294,805    11,171   3.79%    278,250    10,657   3.83%

Noninterest-bearing liabilities:
  Demand deposits                 124,696                     112,504                      104,493
  Other                             3,696                       3,006                        3,175
Stockholders' equity               60,144                      55,122                       50,286
                                ----------                  ----------                   ----------
                                 $507,232                    $465,437                     $436,204
                                ==========                  ==========                   ==========

Net interest earnings and
interest rate spread                        $24,774   4.52%             $23,967   4.68%              $23,211   4.92%
                                            ===============             ===============              ===============
Net yield on interest-earning assets                  5.52%                       5.78%                        6.00%
                                                      =====                       =====                        =====

(1) For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding. Interest income includes $1,736, $1,747 and $1,431 of loan fees in 1999, 1998 and 1997, respectively.
(2) Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $1,949, $1,598 and $1,668 in 1999, 1998 and 1997, respectively.

                     INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
                                   (Dollars in Thousands)

The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:


                                             1999 Compared to 1998               1998 Compared to 1997

                                          Increase (Decrease) Due to          Increase (Decrease) Due to
                                        ------------------------------      ------------------------------
                                          Volume    Rate(1)     Net           Volume    Rate(1)     Net
Interest earned on:
  Loans                                 $ 2,304    $(1,985)  $   319         $1,176    $  (347)   $  829
  Taxable investment securities             485       (449)       36           (534)        29      (505)
  Nontaxable investment securities          972       (107)      865          1,059       (597)      462
  Federal funds sold                       (606)       (15)     (621)           531        (47)      484
                                        ------------------------------      ------------------------------
Total interest-earning assets           $ 3,155    $(2,556)  $   599         $2,232    $  (962)   $1,270
                                        =====================---------      =====================---------
Interest paid on:
  Savings deposits                      $   394    $  (614)  $  (220)       $   348     $  (47)  $    301
  Other time deposits                       225       (490)     (265)           418        (22)       396
  Short-term borrowings                     353        (75)      278           (200)        17       (183)
                                        ------------------------------      ------------------------------
Total interest-bearing liabilities      $   972    $(1,179)  $  (208)       $   566     $  (52)       514
                                        =====================---------      =====================---------
Increase in net interest income                              $   807                             $    756
                                                             =========                           =========

(1) The change in interest due to both rate and volume has been allocated to rate changes.

                              INVESTMENT PORTFOLIO
                             (Dollars in Thousands)
The book value of investment securities at the dates indicated is:

                                                       December 31
                                           ------------------------------------
                                              1999       1998        1997
                                           ------------------------------------
U.S. Treasury and government agencies      $ 56,446   $ 56,948    $ 54,336
States and political subdivisions            85,576     77,590      72,017
Industrial revenue bonds                          0          0          46
                                           ------------------------------------
Total investment securities                $142,022   $134,538    $126,399
                                           ====================================

The following table sets forth the maturities of investment securities at December 31, 1999, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.


                                                                        Maturity
                               -------------------------------------------------------------------------
                                                              After One But           After Five But
                                  Within One Year           Within Five Years        Within Ten Years
                                 Amount       Yield        Amount       Yield       Amount       Yield
                               -------------------------------------------------------------------------
U.S.Treasury and government
    agencies                   $  2,502       7.61%      $ 39,000       5.90%     $ 14,944       6.39%
States and political
    subdivisions                  4,229       6.71         53,993       6.67        27,354       6.93
                               ---------                 ---------                ---------
                               $  6,731       7.04%      $ 92,993       6.35%     $ 42,298       6.74%
                               =========                 =========                =========
Tax equivalent adjustment
for Calculation of yield       $     97                  $  1,179                 $    673
                               =========                 =========                =========

     Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

                                       LOAN PORTFOLIO
                                   (Dollars in Thousands)



The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:
                                                 December 31
                             ---------------------------------------------------
                               1999      1998       1997      1996       1995
                               ----      ----       ----      ----       ----
Commercial                  $ 26,954   $ 13,730   $ 13,015   $ 10,414  $ 11,058
Real estate-- construction    16,503     16,358     19,148     16,142    21,692
Real estate-- mortgage       247,957    215,381    201,322    191,288   167,945
Installment                   27,485     31,715     33,914     35,908    31,777
                             -------   --------   --------   --------   -------
                             $318,899  $277,184   $267,399   $253,752  $232,472
                              =======   =======   ========   ========  ========


The maturity distribution of all loans at December 31, 1999, are:

                                                       Maturity
                                                  After One
                                       One Year   Through     After
                                        or Less  Five YearsFive Years    Total

Commercial                             $10,039    $15,641     $1,274   $26,954
Real estate construction                13,830      2,585        88     16,503
Real estate mortgage                    71,391    169,904     6,662    247,957
Installment Loans                        5,638     15,824     6,023     27,485
                                       -------    -------     -----    -------

                                       $100,898   $203,954   $14,047   $318,899
                                       =========  ========   =======   ========

 Interest rate sensitivity of all loans with maturities greater than one year at December 31, 1999, are:

                                                 Interest Sensitivity
                                              Fixed Rate   Variable Rate

Due after one, but within five years           $ 196,345     $ 7,609
Due after five years                             13,526          521
                                                 ------      -------
                                               $ 209,871     $  8,130
                                               =========     ========

                                   (Dollars in Thousands)



The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, for which interest continues to be accrued.
                                                  December 31
-------------------------------------------------------------
                                  1999     1998     1997     1996     1995
                                  ----     ----     ----     ----     ----
Loans accounted for on a
 nonaccrual basis               $  595   $  334   $  -0-   $  725    $1,033
Loans contractually past due
 90 days or more as to interest
 or principal payments           1,372    1,848      694    1,220       630
Ratio of nonaccrual loans to
 total loans                       .19%     .12%       0%     .28%      .44%

Interest income of $28,000 was recognized during 1999 on loans which were accounted for on a nonaccrual basis. An additional $8,000 of interest income would have been recorded in 1999 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 1999 or 1998 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

                              SUMMARY OF LOAN LOSS EXPERIENCE
                                   (Dollars in Thousands)


The following table summarizes loan loss allowance balances at the beginning and end of each year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged-off, by loan category; additions to the allowance which have been charged to expense; and the ratio of net charge-offs to the daily average balance of loans outstanding.
                                                 Year Ended December 31
-----------------------------------------------------------------------
                                          1999   1998     1997    1996   1995
                                          ----   ----     ----    ----   ----
Balance of allowance for loan losses
 at beginning of period                 $4,245 $3,500   $3,010  $3,626 $3,395
Loans charged-off:
  Commercial                               116      0       57     899      0
  Real estate                                9      0        0       0      0
  Installment                               61    154       97      23     21
                                        ------  ------   ------  -----  ------
TOTAL LOANS CHARGED-OFF                    186    154      154     922     21

Recoveries of loans previously
 charged-off:
   Commercial                               12      0       20       0      0
   Real estate                               0    244        0       0      0
   Installment                              44     55       24       6      4
                                        ------ -------   ------   -----  -----
TOTAL RECOVERIES                            56    299       44       6      4
                                        ------  ------   ------   -----  -----

Net loans charged-off (recovered)          130   (145)     110     916     17
Additions to allowance charged to
  expense                                  225    600      600     300    248
                                          -----  -----    -----   -----  -----
Balance at end of period                $4,340 $4,245   $3,500  $3,010 $3,626
                                        ====== ======   ======  ====== ======

Ratio of net loans charged-off
 (recoveries)during the period
  to average loans outstanding             .04%  (.05%)    .04%    .38%   .01%
                                           ====   =====    ====    ====   ====

Ratio of allowance at end of year
  to total loans                          1.36%  1.53%    1.31%   1.19%  1.56%
                                          =====  =====    =====   =====  =====

Ratio of allowance at end of year
 to nonaccrual loans                    729.41% 1,270.96%  NMF* 415.17% 351.02%
                                        ======= =========  ==== ======= =======
*Data not meaningful

The additions to the allowance charged to operating expense is the amount necessary to bring the allowance for loan losses to a level which will provide for known and estimable losses in the loan portfolio. The adequacy of the allowance is based principally upon continuing management review for potential losses in the portfolio, actual charge-offs during the year, historical loss experience, current and anticipated economic conditions, estimated value of collateral and industry guidelines.

Management evaluates the adequacy of the allowance for loan losses on an overall basis as opposed to allocating the allowance to specific categories of loans.

                              SUMMARY OF LOAN LOSS EXPERIENCE
                                   (Dollars in Thousands)

The Bank has a loan committee which meets periodically. Its function is to review new loan applications and to ensure adherence to the written loan and credit policies of the Bank. The committee reviews a summary of the loan portfolio classified into the risk categories monthly. Loans are reviewed quarterly or as necessary as to proper classification.

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

The Bank's loan committee also considers collection problems which may exist. Loans with contractual payments more than 90 days past due are reviewed. If collection possibilities are considered to be remote, the loan is charged-off to the allowance for loan losses. Should any special circumstances exist, such as a reasonable belief that the loan may ultimately be paid or be sufficiently secured by collateral having established marketability, the loan may be rewritten or carried in a nonaccrual of interest status.

Real estate loans comprise the largest portion of the loan portfolio with 82.93% of loans outstanding at December 31, 1999. The majority of the real estate loan portfolio consists of residential mortgage loans, an area in which the Registrant has had few losses in past years.

In the installment loan category, which includes auto loans, home improvement loans, and credit card loans, among others, management considers the historical net loss experience to be the best indicator of losses to be expected in the immediate future.

The remainder of the loan portfolio consists of loans classified as commercial. While these loans carry the greatest exposure to risk of loss, that exposure is limited to problems associated with particular companies rather than to specific industries and are generally more difficult to predict.

Losses in 2000 are not expected to vary significantly from net losses experienced over the last two years.

                                          DEPOSITS
                                   (Dollars in Thousands)




The average daily balance of deposits and the average rate paid on deposits is summarized for the periods indicated in the following table:

                                          Year Ended December 31
                            ----------------------------------------------------
                                  1999             1998              1997
                            ====================================================
                            Amount    Rate   Amount    Rate     Amount    Rate
                            ----------------------------------------------------
Noninterest-bearing demand
  deposits                  $124,696  0.00%  $112,504  0.00%    $104,493  0.00%
Interest bearing
  transaction deposits        86,364  2.52%    80,090  2.69%      80,517  2.65%
Savings                      110,195  2.35%   102,021  2.77       88,995  2.86
Time deposits (excluding
  time certificates of
  deposit of $100,000 or
  more)                       84,084  5.22%    81,877  5.85       77,221  5.69

Time certificates of
  deposits of $100,000 or
  more                      $ 29,707  4.56%  $ 27,813  4.39     $ 24,867  4.91
                            ---------        ---------          ---------
                            $435,046         $404,305           $376,093
                            =========        =========          =========

The maturity distribution of time certificates of deposit issued in amounts of $100,000 and over and outstanding at December 31, 1999, is:

                  Three months or less                $7,282
                  After 3 through 6 months             4,280
                  After 6 through 12 months            5,361
                  After 1 year through 2 years         4,768
                  After 2 years through 3 years          676
                  After 3 years through 4 years        1,894
                  After 4 years through 5 years        1,831
                                                      ------
                                                     $26,092
                                                     =======

                                RETURN ON EQUITY AND ASSETS





The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

                                                     Year Ended December 31
                                                     1999     1998     1997
                                                     ----     ----     ----
Percentage of net income to:
  Average stockholders' equity                      11.66%   12.65%   12.91%
  Average total assets                               1.38     1.50     1.49
Percentage of dividends declared per common
 share to net income per common share               43.32    36.10    32.69
Percentage of average stockholders' equity
  to daily average total assets                     11.86    11.84    11.53

                                   SHORT-TERM BORROWINGS
                                   (Dollars in Thousands)


Information relating to short-term borrowings follows:

                             Federal Funds Purchased
                             and Securities Sold Under      Other Short-Term
                             Agreements to Repurchase           Borrowings
                             -------------------------      ----------------
Balance at December 31:

1999                                            $   0               $ 4,579
1998                                                0                   827
1997                                                0                 5,711

Weighted average interest rate at year end:

1999                                                0                  5.55%
1998                                                0                  5.54
1997                                                0                  5.80

Maximum amount outstanding at any month's end:

1999                                          $15,650                 6,006
1998                                           10,000                 5,265
1997                                           16,500                 5,711

Average amount outstanding during the year:

1999                                          $ 6,863               $ 1,933
1998                                              769                 1,847
1997                                            4,460                 2,189

Average interest rate during the year:

1999                                             5.14%                 4.75%
1998                                             5.94                  6.12
1997                                             5.79                  5.12


Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.

Item 2. PROPERTIES
The following table summarizes the properties in which the Registrant's bank conducts its business:
                                     Approximate
     Location                 Floor Area in Square Feet       Owned or Leased
     --------                 -------------------------       ---------------

6400 South 27th Street
Oak Creek, Wisconsin                   16,000                     Leased(1)

3701 South 27th Street
Milwaukee, Wisconsin                      570                     Leased(1)

6462 South 27th Street
Oak Creek, Wisconsin                      580                     Leased(1)

2555 West Ryan Road
Oak Creek, Wisconsin                    2,000                      Owned

5555 South 108th Street
Hales Corners, Wisconsin               20,000                      Owned

5455 South 108th Street
Hales Corners, Wisconsin                1,600                      Owned

10909 West Greenfield Avenue
West Allis, Wisconsin                   9,000                      Owned

10200 West Bluemound Road
Wauwatosa, Wisconsin                      200                     Leased

10859 West Bluemound Road
Wauwatosa, Wisconsin                    3,500                      Owned

2625 South 108th Street
West Allis, Wisconsin                     640                     Leased(1)

4455 West Bradley Road
Brown Deer, Wisconsin                   6,600                     Leased

7213 North Teutonia
Milwaukee, Wisconsin                    2,000                      Owned

17100 West Bluemound Road
Brookfield, Wisconsin                   5,700                      Owned

                                     Approximate
     Location                 Floor Area in Square Feet       Owned or Leased
     --------                 -------------------------       ---------------

12745 West Capitol Drive
Brookfield, Wisconsin                   6,500                      Owned

12735 West Capitol Drive
Brookfield, Wisconsin                     720                     Leased(1)

N96 W18221 County Line Road
Menomonee Falls, Wisconsin              4,100                      Owned

7525 West Oklahoma Avenue
Milwaukee, Wisconsin                    6,400                     Leased(1)

3378 South 27th Street
Milwaukee, Wisconsin                    1,900                      Owned

6767 West Greenfield Avenue
West Allis, Wisconsin                   5,200                      Owned

6760 West National Avenue
West Allis, Wisconsin                     710                     Leased(1)

9200 North Green Bay Road
Brown Deer, Wisconsin                     386                     Leased

220 East Sunset Drive
Waukesha, Wisconsin                       412                     Leased

1827 Wisconsin Avenue
Grafton, Wisconsin                        361                     Leased

W61 N529 Washington Avenue
Cedarburg, Wisconsin                    7,800                      Owned

4200 South 76th St.
Greenfield, Wisconsin 53220               572                     Leased(1)

150 West Holt Avenue
Milwaukee, Wisconsin                      590                     Leased(1)

6201 N. Teutonia Avenue
Milwaukee, Wisconsin                      618                     Leased(1)

                                     Approximate
     Location                 Floor Area in Square Feet       Owned or Leased
     --------                 -------------------------       ---------------

8770 S. Howell Avenue
Oak Creek, Wisconsin                    1,052                     Leased(1)

4689 S. Whitnall Avenue
Milwaukee, Wisconsin                    1,159                     Leased(1)

7830 W. Good Hope Road
Milwaukee, Wisconsin                      523                     Leased

1818 W. National Avenue
Milwaukee, Wisconsin                    1,188                     Leased  (1)

8710 Durand Avenue
Sturtevant, Wisconsin                   2,400                     Owned

851 South 70th Street
West Allis, Wisconsin                  31,100                     Owned

(1)  The  Bank  leases  space  from  an  affiliated   entity.  See  Note  11  to
     consolidated financial statements, incorporated herein by reference, for further information.

Tri City National Bank owns buildings at thirteen locations in Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg and Sturtevant. Approximately 73,338 square feet is leased to third parties; such square footage is not shown above.

Registrant believes that its bank locations are in buildings that are attractive and efficient, and adequate for their operations, with sufficient space for parking and drive-in facilities. Fifteen full-service banking centers are located in metropolitan Milwaukee food discount centers.


Item 3. LEGAL PROCEEDINGS

There are currently no material legal proceedings pending against Registrant or its subsidiary bank; however, the bank is involved from time to time in routine litigation incident to the conduct of its respective businesses.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II



Item 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
        MATTERS
        -------------------------------------------------------------------

The information required by Item 5 is incorporated herein by reference to Registrant's 1999 Annual Report to Shareholders under the captions entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
15) and "Selected Financial Data" (Page 14) as to cash dividends paid.


Item 6. SELECTED FINANCIAL DATA
        -----------------------

The information required by Item 6 is incorporated herein by reference to Registrant's 1999 Annual Report to Shareholders under the caption entitled "Selected Financial Data" (Page 14).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------------------------

The information required by Item 7 is incorporated herein by reference to Registrant's 1999 Annual Report to Shareholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Pages 5 to 11).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information required by Item 7A is incorporated herein by reference to Registrant's 1999 Annual Report to Shareholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 12 to 13).

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        --------------------------------------------------------

The information required by Item 8 is incorporated herein by reference to Registrant's 1999 Annual Report to Shareholders (Pages 16 to 37).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ----------------------------------------------------------------
None.

                                          PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
            ----------------------------------------------

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 14, 2000, under the caption entitled "Election of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).


Item 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 14, 2000, under the caption entitled "Executive Compensation" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 14, 2000, under the caption entitled "Stock Ownership of Certain Beneficial Owners and Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders on June 14, 2000, under the captions entitled "Election of Directors" and "Loans and Other Transactions with Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).

PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

        (a) (1) and (2) Financial statements and financial statement schedules
             -----------------------------------------------------------------

            The response to this  portion of Item 14 is  submitted as a separate section of this report.

            (3) Listing of Exhibits

                Exhibit 3a-- Articles of incorporation and bylaws

                Exhibit 3b-- Registrant's Registration Statement
                             No. 2-65616 on Form S-1.

                Exhibit 13--Annual  Report  to  Shareholders  for the year ended December 31, 1999.

                            With the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the 1999 Annual Report to Shareholders is not deemed filed as part of this report.

                Exhibit 21--Subsidiary of Registrant.

                Exhibit 24--Consent of Independent Auditors

                Exhibit 27--Financial Data Schedule

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

                                Year Ended December 31, 1999

                              TRI CITY BANKSHARES CORPORATION

                                    OAK CREEK, WISCONSIN

FORM 10-K--ITEM 14(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements and report of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

  Consolidated balance sheets--December 31, 1999 and 1998
  Consolidated statements of income--Years ended December 31, 1999, 1998 and 1997 Consolidated statements of stockholders' equity--Years ended December 31, 1999, 1998 and 1997
  Consolidated statements of cash flows--Years ended December 31, 1999, 1998 and 1997 Notes to consolidated financial statements--December 31, 1999 Report of independent auditors

Schedules  to the  consolidated  financial  statements  required by Article 9 of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
inapplicable and, therefore, have been omitted.

                                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI CITY BANKSHARES CORPORATION



BY: /s/ Henry Karbiner, Jr.
----------------------------------------
    Henry Karbiner, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                           Capacity                  Date
            ----                           --------                  ----

/s/ Henry Karbiner, Jr.                                            3/08/2000
-----------------------------                                      ----------
Henry Karbiner, Jr.              Chairman of the Board and
                                 Chief Executive Officer

/s/ Scott A. Wilson                                                3/08/2000
-----------------------------                                      ----------
Scott A. Wilson                  Secretary and Director


/s/ Thomas W. Vierthaler                                           3/08/2000
-----------------------------                                      ----------
Thomas W. Vierthaler             Vice-President and
                                 Comptroller


/s/ Frank J. Bauer                                                 3/08/2000
-----------------------------                                      ----------
Frank J. Bauer                   Director



/s/ Sanford Fedderly                                               3/08/2000
-----------------------------                                      ----------
Sanford Fedderly                 Director


-----------------------------                                      ----------
William Gravitter                Director

/s/ Christ Krantz                                                  3/08/2000
-----------------------------                                      ----------
Christ Krantz                    Director



/s/ William L. Komisar                                             3/08/2000
-----------------------------                                      ----------
William L. Komisar               Director


/s/ Rudie L. Lauterbach                                            3/08/2000
-----------------------------                                      ----------
Rudie L. Lauterbach              Director



/s/ William P. McGovern                                            3/08/2000
-----------------------------                                      ----------
William P. McGovern              Director



/s/ Robert W. Orth                                                 3/08/2000
-----------------------------                                      ----------
Robert W. Orth                   Senior Vice President and
                                 Director

/s/ Ronald K. Puetz                                                3/08/2000
-----------------------------                                      ----------
Ronald K. Puetz                  Senior Vice President
                                 and Director

/s/ John M. Rupcich                                                3/08/2000
-----------------------------                                      ----------
John M. Rupcich
                                 Director



-----------------------------                                      ----------
Agatha T. Ulrich                 Director


/s/ David A. Ulrich, Jr.                                           3/28/2000
-----------------------------                                      ----------
David A. Ulrich, Jr.             Director



/s/ William J. Werry                                               3/08/2000
-----------------------------                                      ----------
William J. Werry                 Director

                                          EXHIBIT 3

                                          EXHIBIT 13

                                          EXHIBIT 21

                                   SUBSIDIARY OF REGISTRANT



Name                                           Percentage of Shares Owned

Tri City National Bank                                   100.0%
(Wisconsin Corporation)

                                          EXHIBIT 24

                               CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Tri City Bankshares Corporation of our report dated February 18, 2000 with respect to the consolidated financial statements of Tri City Bankshares Corporation, included in the Annual Report to Shareholders of Tri City Bankshares Corporation for the year ended December 31, 1999.

We also consent to the incorporation by reference in the Registration Statement (Form S-3) of Tri City Bankshares Corporation pertaining to the Automatic Dividend Reinvestment Plan of Tri City Bankshares Corporation and in the related Prospectus of our report dated February 18, 2000, with respect to the consolidated financial statements of Tri City Bankshares Corporation incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1999.


                                                    /s/ Ernst & Young


Milwaukee, Wisconsin
March 30, 2000