Form 10-Q
period 2000-03-31
TRI CITY BANKSHARES CORP
filed 2000-05-11
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

       Wisconsin                                         39-1158740
    ------------------                              --------------------
(State or other jurisdiction                        (IRS Employer ID Number)
 of incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                    (Address of principal executive offices)

                                      53154
                                    --------
                                    Zip Code

                                 (414) 761-1610
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----    -----


The number of shares outstanding of $1.00 par value common stock, as of March 31, 2000: 2,544,077 shares

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                      Page #
Item 1            Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                   3

                  Consolidated Statements of Income
                  for the Three Months ended March 31, 2000
                  and 1999                                               4

                  Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 2000
                  and 1999                                               5

                  Notes to Unaudited Consolidated Financial
                  Statements                                             6

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             7

Item 3            Quantitative and Qualitative Disclosure about
                  Market Risk                                           13

PART II - OTHER INFORMATION


Item 6            Exhibits and Reports on Form 8-K                      14

Signatures                                                              15

                         TRI CITY BANKSHARES CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              March 31,       December 31,
                                                2000             1999
                                           -------------    -------------
ASSETS
Cash and due from banks                    $  31,602,811    $  42,781,918
Federal funds sold                            81,020,000        2,700,000
                                           -------------    -------------
Cash and cash equivalents                    112,622,811       45,481,918
Investment securities:
  Held-to-maturity (fair
  value of: 2000 - 134,165,983
            1999 - 139,237,806)              137,589,554      142,022,068
Loans                                        328,965,329      318,899,435
Allowance for loan losses                     (4,360,853)      (4,340,357)
  Net Loans                                -------------    --------------
                                             324,604,476      314,559,078

  Premises and equipment                      20,771,836       20,824,179
  Other assets                                 4,603,559        6,303,572
                                           -------------    -------------
              TOTAL ASSETS                 $ 600,192,236    $ 529,190,815
                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                  $ 137,664,266    $ 128,079,686
     Interest bearing (over $100,000)         27,524,000       26,092,149
     Interest bearing                        289,501,438      305,298,102
                                           -------------    -------------
         Total Deposits                      454,689,704      459,469,937
Short-term borrowings:
   Federal funds purchased and
     securities sold under
     agreements to repurchase                 76,891,034                0
   Other Borrowings                            2,038,464        4,579,060
                                           -------------    -------------
        Total Short Term Borrowings           78,929,498        4,579,060
Other Liabilities                              1,963,351        2,016,985
                                           -------------    -------------
         TOTAL LIABILITIES                   535,582,553      466,065,982

Stockholders' equity:
  Cumulative Preferred stock, par
    value -$1 per share authorized
    - 200,000 shares; issued and
    outstanding-none
  Common stock, par value-$1 per share
    authorized-5,000,000 shares issued
    and outstanding:2000 - 2,544,077 shares;
                    1999-  2,538,232 shares    2,544,077        2,538,232
Additional paid in capital                    10,545,465       10,335,369
Retained earnings                             51,520,141       50,251,232
                                           -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY           64,609,683       63,124,833
                                           -------------    -------------
                                           $ 600,192,236    $ 529,190,815
                                           =============    =============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                 2000           1999
                                          -----------    -----------

Interest income:
     Loans, including fees                $ 7,004,782    $ 6,148,030
     Investment securities:
         Taxable                              899,491        967,013
         Exempt from federal income tax       917,680        894,141
     Federal funds sold                        17,823        145,010
                                          -----------    -----------
              TOTAL INTEREST INCOME         8,839,776      8,154,194

Interest expense:
     Deposits                               2,692,849      2,614,343
     Short-term borrowings                    190,417         21,813
                                          -----------    -----------
              TOTAL INTEREST EXPENSE        2,883,266      2,636,156
                                          -----------    -----------
              NET INTEREST INCOME           5,956,510      5,518,038
Provision for loan losses                     (75,000)       (75,000)
                                          -----------    -----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     5,881,510      5,443,038

Other income:
     Service charge income                    769,734        769,283
     Rental income                            246,241        245,561
     Other                                  1,329,032        595,200
                                          -----------    -----------
              TOTAL OTHER INCOME            2,345,007      1,610,044
Other expense:
     Salaries and employee benefits         2,919,702      2,711,363
     Net occupancy                            731,648        682,806
     Equipment                                326,477        365,303
     Data processing                          279,318        247,461
     Advertising                              153,071        123,300
     Regulatory agency assessments             50,714         40,163
     Office supplies                          156,960        159,439
     Other                                    615,335        682,252
                                          -----------    -----------
              TOTAL OTHER EXPENSE           5,233,225      5,012,087
                                          -----------    -----------

Income before income taxes                  2,993,292      2,040,995
Provision for income taxes                    836,000        442,000
                                          -----------    -----------

              NET INCOME                  $ 2,157,292    $ 1,598,995
                                          ===========    ===========

Per share data:
     Net income                           $      0.85    $      0.63
     Common stock investment              $     25.41    $     23.58
     Dividends                            $     0.350    $      0.30
Average shares outstanding                  2,542,922      2,523,686

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                         2000            1999
                                                 ------------    ------------

OPERATING ACTIVITIES
  Net income                                     $  2,157,292    $  1,598,995
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Proceeds from sale of loans
    held for sale                                     841,180       6,984,590
    Origination of loans held
    for sale                                         (841,180)     (6,984,590)
    Amortization of investment
    securities premiums and
      accretion of discounts                           59,281          33,427
    Provision for loan losses                          75,000          75,000
    Provision for depreciation                        468,753         477,941
    Increase in interest receivable                  (167,976)       (467,224)
    Decrease in interest payable                      (13,422)        (59,476)
    Other                                           1,827,775         222,385
                                                 ------------    ------------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                          4,406,703       1,881,048

INVESTING ACTIVITIES
    Proceeds from maturities and redemptions
      of investment securities                      4,373,235       6,968,850
    Purchase of investment securities                       0     (27,014,533)
    Net increase in loans                         (10,120,398)       (214,931)
    Purchases of premises and equipment              (416,410)       (848,137)
                                                 ------------    ------------
      NET CASH USED BY INVESTING ACTIVITIES        (6,163,573)    (21,108,751)

FINANCING ACTIVITIES
  Net decrease in deposits                         (4,780,233)    (14,974,039)
  Net increase in short-term
    borrowings                                     74,350,438         333,398
  Sale of Common Stock                                215,941         154,323
  Cash dividends                                      888,383)       (756,070)
                                                 ------------    ------------
      NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                         68,897,763     (15,242,388)
                                                 ------------    ------------
      INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                         67,140,893     (34,470,091)
  Cash and cash equivalents at the
    beginning of the period                        45,481,918      76,201,647
                                                 ------------    ------------
      CASH AND CASH EQUIVALENTS
      AT THE END OF THE PERIOD                   $ 12,622,811    $ 41,731,556
                                                 ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1999. The December 31, 1999 financial information included herein is derived from the December 31, 1999 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.
In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported period. The operating results for the first three months of 2000 are not necessarily indicative of the results which may be expected for the entire 2000 fiscal year.

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


CHANGES IN FINANCIAL POSITION
-----------------------------


Tri City Bankshares Corporation's (the "Corporation") total assets for the first quarter of 2000, increased $71.0 million (13.4%) compared to a decrease of $12.6 million (2.5%) in the first quarter of 1999. Cash and cash equivalents increased $67.1 million (147.6%) during the first three months of 2000 compared to a decrease of $34.5 million (45.2%) during the same period in 1999. On the last day of the quarter, the corporation's banking subsidiary entered into several short-term funding agreements totaling $77.0 million. The Corporation's banking subsidiary sold securities under agreements to repurchase and temporarily invested in federal funds sold.


Investment securities decreased $4.4 million (3.1%) during the first three months of 2000 compared to an increase of $19.0 million (14.1%) during the first three months of 1999. Investment securities which have matured were not replaced with like securities. The yields on the available securities were low and management did not want to lower the overall yield on investments. They directed the funds from matured securities into the loan portfolio, which produces a higher yield. Loan demand has been good in the first quarter, and management plans to increase the Corporation's loan to deposit ratio resulting in an increase to the overall yield on investments.

Loan balances increased $10.1 million (3.2%) compared to an increase of $1.2 million (0.4%) during the three month periods ended March 31, 2000 and 1999, respectively. Management is primarily concerned with maintaining quality investment and loan portfolios, their ultimate concern, however, is to maintain these quality assets and to increase overall profits for the Corporation without undue risk. Management has continued to build its customer base by providing not only competitive products but also providing individual service most customers demand. The Corporation offers a variety of loan packages to its customers and thus hopes to maintain customer loyalty and satisfaction. The allowance for loan losses increased $20,500(0.5%) during the first quarter of 2000 compared to an increase of $41,500(1.0%) during the first quarter of 1999.


Deposits of the Corporation decreased $4.8 million (1.0%) during the first three months of 2000 compared to a decrease of $15.0 million (3.3%) in the first three months of 1999. Interest rates have begun to rise in anticipation of inflationary increases. Consumers will try to maximize their income and move funds into higher yielding investments without tying up their money long term. Management has offered savings instruments that are short term in nature but offer a higher yield to the customer in order to maintain the deposits in the Corporation. Although deposits as of March 31, 2000 have decreased from year-end totals, the average balance of deposits during the first quarter of 2000 increased $450,000(0.1%).


Equity of the Corporation has increased $1.5 million (2.4%) during the first quarter of 2000 compared to an increase of $997,200(1.7%) during the first quarter of 1999.

LIQUIDITY
---------

The ability to provide the necessary funds for the day-to-day operations of the Corporation depend on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and will encourage depositors to leave their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits but also encourage continued growth. In the event the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet liquidity needs, the banking subsidiary has available to meet demand $35.0 million in federal funds purchased facilities as well as $38.0 million reverse repurchase agreement facility through its correspondent bank relationship. As an additional source of liquidity the Corporation's banking subsidiary established a credit facility in the amount of $23.8 million Federal Reserve Bank of Chicago Loan and Discount Window.

CAPITAL RESOURCES
-----------------

During the first quarter of 2000, the Corporation completed its acquisition of a building in southeastern Milwaukee County. Management plans on establishing a new brick and mortar branch of its subsidiary bank in order to better serve its customers in this area. The cost of this remodeling will be funded internally and is expected to be about $900,000.

Although management continually examines ways in which to provide better customer service or to help in the expansion of the Corporation, there are no other major projects planned for the current year. However, if the opportunity presents itself, management of the Corporation will pursue such opportunities if they are in the best interests of the Corporation.

RESULTS OF OPERATIONS
---------------------

During the first three months of 2000, net income increased $558,300(34.9%) compared to an increase of $3,000(0.2%) during the first three months of 1999.

Interest income and fees on loans increased $856,800(13.9%) during the first quarter of 2000 compared to a decrease of $200,000(3.2%) during the first quarter of 1999. Management has been working to build the Corporation's loan portfolio. Although growth is important, there has been a diligent effort to maintain the quality of the portfolio through the efforts of the Senior and Executive Loan Committees. Through careful scrutiny of each loan, they have been able to maintain a low non-performing loan ratio for the Corporation, currently at 0.18% of total loans. Since rates have increased, placing funds in the loan market derives a higher yield than investing in securities.

Interest income on investment securities has decreased $44,000(2.4%) in the first quarter of 2000 compared to an increase of $195,100(11.7%) in the first quarter of 1999. Management feels that funds should be channeled into the areas that will provide the Corporation the maximum yield while still maintaining a sound investment portfolio. The Corporation does not invest in derivatives or any other other hedging investments in order to maximize profits. Management tries to obtain the best yield they can from their investment decisions and still keep the assets of the Corporation from experiencing large fluctuations in valuation. Interest income on borrowed funds decreased $127,200(87.7%) during the first three months of 2000 compared to an increase of $107,000(6.3%) in the first three months of 1999. This is a short-term investment until a suitable longer-term instrument becomes available.

The Corporation sold its unconsolidated investment in the First National Bank of Eagle River in Eagle River, Wisconsin during the first quarter of 2000. The gain realized on this sale accounted for $810,000 of pre-tax income and $490,000 after the provision for income taxes and is included in other income.

Interest expense on deposits increased $78,500(3.0%) in the first quarter of 2000 compared to an increase of $13,800(0.5%) in the first three months of 1999. Although deposit balances decreased $4.8 million during the first three months of 2000, they have increased $20.1 million since March 31, 1999. This increase is primarily responsible for the increase in interest expense since the average yield on deposits is 3.57% the first quarter of 2000 compared to a 3.53% rate the first quarter of 1999. Interest expense on borrowed funds increased $168,600(773.0%) during the first quarter of 2000 compared to a decrease of $90,600(80.6%) in the first quarter of 1999. The Corporation was in a borrowed position during most of the three-month period ended March 31, 2000 in order to meet customer loan demand.

Other expenses increased $221,000 (4.4%) during the first three months of 2000 compared to an increase of $261,400 (5.5%) during the first three months of 1999. The increase is primarily the result of increases in employee compensation $208,300. The expense is justified and necessary in the opinion of management in an effort to attract and retain qualified staff during this period of rising employment costs.

Income tax provisions equaled 27.93% and 21.66% of income before income taxes for the three month period ended March 31, 2000 and 1999, respectively. This increase in the effective tax rate is primarily a result of the gain on the sale of the investment in the First National Bank of Eagle River which is taxed at the statutory rate of 39.2%.

A summarized change in income for the quarters appears below:

Three Months Ended                    March 31,    March 31,      2000
                                        2000         1999      Over(Under)
                                    (unaudited)  (unaudited)      1999
                                      ------       ------       ------
Revenue and Expenses: (000's)
 Interest Income                      $8,840       $8,154       $  686
 Less: Interest Expense                2,883        2,636          247
                                      ------       ------       ------
       Net Interest Income             5,957        5,518          439
       Provision for Loan Loss            75           75            0
       Other Operating
Expense
Net of Other Operating
       Revenues                        2,889        3,402         (513)
                                      ------       ------       ------
Income Before Income Taxes             2,993        2,041          952
Tax Provision                            836          442          394
                                      ------       ------       ------
NET INCOME                            $2,157       $1,599       $  558
                                      ======       ======       ======


CAPITAL ADEQUACY
----------------


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

The risk-based capital ratio for the Corporation is 17.47% and its leverage ratio is 12.41%.

QUANTITATIVE AND QUALTATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------

The Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

PART II - OTHER INFORMATION
---------------------------

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

                         TRI CITY BANKSHARES CORPORATION

DATE:  May 10, 2000                           /s/Henry Karbiner, Jr.
       ----------------                       ----------------------------------
                                              Henry Karbiner, Jr.
                                              President, Chief Executive Officer
                                              and Treasurer




DATE:  May 10, 2000                           /s/Thomas W. Vierthaler
       ----------------                       ----------------------------------
                                              Thomas W. Vierthaler
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit Number                                                Description
 --------------                                                -----------
      27                                               Financial Data Schedule