Form 10-Q
period 2000-06-30
TRI CITY BANKSHARES CORP
filed 2000-08-11
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                    39-1158740
               -----------                                   ------------
     (State or other jurisdiction of                    (IRS Employer ID Number)
      incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                     --------------------------------------
                    (Address of principal executive offices)

                                      53154
                                    --------
                                    Zip Code

                                 (414) 761-1610
                             ---------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----   -----


The number of shares outstanding of $1.00 par value common stock, as of June 30, 2000: 2,549,648

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                               Page #
Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets as of
         June 30, 2000 and December 31, 1999                      3

         Consolidated Statements of Income
         for the Three Months ended June 30, 2000
         and 1999                                                 4

         Consolidated Statements of Income
         for the Six Months ended June 30, 2000
         and 1999                                                 5

         Consolidated Statements of Cash Flows
         for the Six Months ended June 30, 2000
         and 1999                                                 6

         Notes to Unaudited Consolidated Financial
         Statements                                               7

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               8

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk                                       14

PART II - OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders     16

Item 6   Exhibits and Reports on Form 8-K                        19

Signatures                                                       20

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                       June 30, 2000        December 31,
                                              (Unaudited)            1999
                                             -------------       -------------
Cash and due from banks                      $  33,109,921       $  42,781,918
Federal funds sold                              26,475,000           2,700,000
                                             -------------       -------------
Cash and cash equivalents                       59,584,921          45,481,918
Investment securities:
  Held-to-maturity (fair
  value of  2000 - $133,973,115
            1999 - $139,237,806)               136,986,883         142,022,068
Loans                                          343,955,249         318,899,435
Allowance for loan losses                       (4,443,404)         (4,340,357)
                                             -------------       -------------
  Net Loans                                    339,511,845         314,559,078

Premises and equipment                          20,666,311          20,824,179
Other assets                                     4,464,784           6,303,572
                                             -------------       -------------
            TOTAL ASSETS                     $ 561,214,744       $ 529,190,815
                                             =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                       $ 129,036,423       $ 128,079,686
  Interest bearing (over $100,000)              27,426,000          26,092,149
  Interest bearing                             283,115,054         305,298,102
                                             -------------       -------------
         Total Deposits                        439,577,477         459,469,937

Short-term borrowings:
  Securities sold under agreements to
    repurchase                                  48,943,831                   0
  Other                                          5,347,132           4,579,060
                                             -------------       -------------
                                                54,290,963           4,579,060
Other Liabilities                                1,572,386           2,016,985
                                             -------------       -------------
         TOTAL LIABILITIES                     495,440,826         466,065,982
Stockholders' equity:
  Cumulative Preferred stock,
    par value -$1 per share
    authorized - 200,000 shares;
    issued and outstanding-none
  Common stock,
    par value-$1 per share
    authorized-5,000,000 shares;
    Issued and
     outstanding: 2000 - 2,549,648 shares;
                  1999 - 2,538,232 share         2,549,648           2,538,232
        Additional paid in capital              10,753,163          10,335,369
        Retained earnings                       52,471,107          50,251,232
                                             -------------       -------------
         TOTAL STOCKHOLDERS' EQUITY             65,773,918          63,124,833
                                             -------------       -------------


         TOTAL LIABILITIES AND

              STOCKHOLDERS' EQUITY           $ 561,214,744       $ 529,190,815
                                             =============       =============

     See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                              2000           1999
                                          -----------    -----------

Interest income:
     Loans, including fees                $ 7,506,505    $ 6,288,324
     Investment securities:
         Taxable                              863,076        999,071
         Exempt from federal income tax       908,773        973,634
     Federal funds sold                       624,289         29,610
                                          -----------    -----------
              TOTAL INTEREST INCOME         9,902,643      8,290,639

Interest expense:
     Deposits                               2,766,282      2,606,068
     Short-term borrowings                    855,813         55,700
                                          -----------    -----------
              TOTAL INTEREST EXPENSE        3,622,095      2,661,768
                                          -----------    -----------
              NET INTEREST INCOME           6,280,548      5,628,871
Provision for loan losses                     (75,000)       (75,000)
                                          -----------    -----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     6,205,548      5,553,871

Other income:
     Service charge income                    748,566        818,225
     Rental income                            242,918        239,977
     Gain on Sale of Loans                      2,993         12,138
     Other                                    592,702        768,257
                                          -----------    -----------
              TOTAL OTHER INCOME            1,587,179      1,838,597

Other expense:
     Salaries and employee benefits         2,931,510      2,705,857
     Net occupancy                            744,422        688,240
     Equipment                                366,148        356,363
     Data processing                          283,789        287,599
     Advertising                              144,020        161,255
     Regulatory agency assessments             51,580         40,601
     Office supplies                          119,912        199,098
     Other                                    657,960        693,926
                                          -----------    -----------
              TOTAL OTHER EXPENSE           5,299,341      5,132,939
                                          -----------    -----------

Income before income taxes                  2,493,386      2,259,529
Provision for income taxes                    652,000        522,000
                                          -----------    -----------


              NET INCOME                  $ 1,841,386    $ 1,737,529
                                          ===========    ===========


Per share data:
     Net income                           $      0.72    $      0.69

     Average shares outstanding             2,548,508      2,528,037

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                               2000            1999
                                          ------------    ------------

Interest income:
     Loans, including fees                $ 14,511,287    $ 12,382,391
     Investment securities:
         Taxable                             1,762,567       1,966,084
         Exempt from federal income tax      1,826,453       1,880,369
     Federal funds sold                        642,112         174,620
                                          ------------    ------------
              TOTAL INTEREST INCOME         18,742,419      16,403,464

Interest expense:
     Deposits                                5,459,131       5,220,411
     Short-term borrowings                   1,046,230          77,513
                                          ------------    ------------
              TOTAL INTEREST EXPENSE         6,505,361       5,297,924
                                          ------------    ------------
              NET INTEREST INCOME           12,237,058      11,105,540
Provision for loan losses                     (150,000)       (150,000)
                                          ------------    ------------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     12,087,058      10,955,540

Other income:
     Service charge income                   1,518,300       1,587,508
     Rental income                             489,159         485,538
     Gain on Sale of Loans                       5,499          25,824
     Other                                   1,919,228       1,391,140
                                          ------------    ------------
              TOTAL OTHER INCOME             3,932,186       3,490,010
Other expense:
     Salaries and employee benefits          5,851,212       5,417,220
     Net occupancy                           1,476,070       1,371,046
     Equipment                                 692,625         721,666
     Data processing                           563,107         535,060
     Advertising                               297,091         284,555
     Regulatory Agency Assessments             102,294          80,764
     Office Supplies                           276,872         358,537
     Other                                   1,273,295       1,376,178
                                          ------------    ------------
              TOTAL OTHER EXPENSE           10,532,566      10,145,026
                                          ------------    ------------

Income before income taxes                   5,486,678       4,300,524
Provision for income taxes                   1,488,000         964,000
                                          ------------    ------------


              NET INCOME                  $  3,998,678    $  3,336,524
                                          ============    ============

Per share data:
     Net income                           $       1.57    $       1.32
     Common stock investment              $      25.84    $      24.01
     Dividends                            $      0.700    $      0.600
     Average shares outstanding              2,545,715       2,525,873

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                       2000           1999
                                                  ------------    ------------

OPERATING ACTIVITIES
  Net income                                      $  3,998,678    $  3,336,524
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Proceeds from sale of loans
        held for sale                                1,564,300      11,441,915
       Origination of loans held
        for sale                                    (1,564,300)    (11,441,915)
       Amortization of investment
        securities premiums and
        accretion of discounts                         113,831          94,584
       Provision for loan losses                       150,000         150,000
       Provision for depreciation                      937,506         967,996
      (Increase) in interest receivable               (137,527)       (242,427)
      (Decrease) in interest payable                   (27,020)        (60,726)
       Other                                         1,558,737         289,319
                                                  ------------    ------------
         NET CASH PROVIDED BY
          OPERATING ACTIVITIES                       6,594,205       4,535,270
INVESTING ACTIVITIES
  Investment Securities Held to Maturity:
   Proceeds from maturities and redemptions
    of investment securities                         5,921,354      13,306,743
  Purchase of investment securities                 (1,000,000)    (29,461,638)
  Net (increase) in loans                          (25,102,768)    (15,698,132)
  Purchases of premises and equipment                 (779,638)     (2,198,409)
                                                  ------------    ------------
         NET CASH USED
          BY INVESTING ACTIVITIES                  (20,961,052)    (34,051,436)
FINANCING ACTIVITIES
  Net (decrease) in deposits                       (19,892,460)     (9,114,591)
  Net increase in short-term
   borrowings                                       49,711,903       4,211,019
  Sale of Common Stock                                 429,210         308,993
  Cash dividends                                    (1,778,803)     (1,513,512)
                                                  ------------    ------------
         NET CASH PROVIDED (USED)
          BY FINANCING ACTIVITIES                   28,469,850      (6,108,091)
                                                  ------------    ------------
         INCREASE IN CASH
          AND CASH EQUIVALENTS                      14,103,003     (35,624,257)
  Cash and cash equivalents at the
    beginning of the period                         45,481,918      76,201,647
                                                  ------------    ------------
         CASH AND CASH EQUIVALENTS
          AT THE END OF THE PERIOD                $ 59,584,921    $ 40,577,390
                                                  ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1999. The December 31, 1999 financial information included herein is derived from the December 31, 1999 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.
In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of June 30, 2000 and the results of its operations for the three month and six month periods ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The operating results for the first six months of 2000 are not necessarily indicative of the results which may be expected for the entire 2000 fiscal year.

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

CHANGES IN FINANCIAL POSITION

Total assets for Tri City Bankshares Corporation (the "Corporation") have increased $32.0 million (6.1%) during the first six months of 2000 compared to a decrease of $2.5 million (0.5%) during the first six months of 1999. The Corporation's banking subsidiary has retained approximately $49.0 million of the funding agreements entered into at the end of the first quarter.


Cash and cash equivalents increased $14.1 million (31.0%) in the first half of 2000 compared to a decrease of $35.6 million (46.7%) during the same period in 1999. Loan demand has been good during the current year and management has been able to increase the Corporation's loan portfolio rather than placing excess funds into agency or municipal securities, which historically provide a lower yield.


Investment Securities decreased $5.0 million (3.5%) during the first six months of 2000 compared to an increase of $15.0 million (11.2%) during the first six months of 1999. Since loan demand has been high, management has been funding new loans and not investing in securities. The average yield on securities has only increased slightly and remains 175 basis points lower than the yield on loans. Management is very diligent in its efforts to increase profits without jeopardizing the liquidity or the quality of the Corporation's earning assets. The loan portfolio increased $25.1 million (7.9%) during the first six months of 2000 compared to an increase of $16.6 million (6.0%) during the same period in 1999. Loan demand has remained high and management feels that by providing funds for high quality loans, the Corporation will increase its' profitability and will be reinvesting in the community. The reserve for loan loss has increased $103,000 (2.4%) during the first six months of 2000 compared to an increase of $48,600 (1.1%) during the first six months of 1999. The reserve for loan loss is adequate in management's opinion to absorb any losses.


The Corporation has not made any substantial investments in premises or equipment during 2000, however plans are underway for a new banking facility in South Milwaukee, Wisconsin.


Total deposits for the Corporation have decreased $19.9 million (4.3%) during the first half of the year 2000 compared to a decrease of $9.1 million (2.0%) during the first half of 1999. The increase in rates during the past several months has spurred a transitional movement of investor funds into higher yielding investments. Management is reviewing its menu of deposit choices and working on ways to maintain the Corporation's deposit base. The Corporation is currently borrowing funds in the short-term until it can attract new deposits.


LIQUIDITY



The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to leave their money in the Corporation's banking subsidiary. Management continues to research and examine the market in order to provide new savings instruments that will help attract new deposits and stimulate growth. If the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet current liquidity needs, the banking subsidiary has available to meet demand $35.0 million in federal funds purchased facilities as well as $38.0 million reverse repurchase agreement facilities through its correspondent bank relationship. As an additional source of liquidity, the Corporation's banking subsidiary established a credit facility for $49.2 million through the Federal Reserve Bank of Chicago Loan and Discount Window.

CAPITAL RESOURCES



During the first quarter of 2000, the Corporation completed its acquisition of a building in southeastern Milwaukee County. Management plans to use this building to establish a new branch for its subsidiary bank in order to better serve its customers in this area. The original building will be demolished and a new one built in its place. The cost of this construction will be funded internally and is expected to be approximately $1.2 million and will not be completed until late 2001.


Although management continually examines ways in which to provide better customer service or to help in the expansion of the Corporation, there are no other major projects planned for the current year. However, if opportunity presents itself management of the Corporation will pursue such opportunities if they are in the best interests of the Corporation.

RESULTS OF OPERATIONS


The Corporation's net income increased $103,900 (6.0%) in the second quarter of 2000 compared to a decrease of $78,700 (4.3%) in the second quarter of 1999. The increase in loan income was the primary reason for this increase. This was due to both portfolio growth in total outstanding and an increase in the yield due to upward movement of rates.

Interest income and fees on loans increased $1.2 million (19.4%) during the second quarter of 2000 compared to a decrease of $157,000 (2.4%) during the second quarter of 1999. Since loan demand has been good, management has been able to increase the Corporation's loan portfolio substantially. Although the market has been brisk, management's credit underwriting process was not compromised. The standards set by the credit committee have been adhered to and the quality of the loan portfolio has been maintained. Although the Corporation wants to increase its profitability, it will do so by maintaining the guidelines set and not risk quality for quantity in the process.

Interest income on investment securities has decreased $200,900 (10.2%) during the second quarter of 2000 compared to an increase of $315,800 (19.2%) during the second quarter of 1999. During 2000 investment securities have matured and were not replaced. The average yield in the portfolio has decreased since the securities that have matured carry a higher yield than those purchased most recently. Management feels that by increasing the loan portfolio first and then looking at investment securities they can increase profitability without undue risk and maintain the earnings spread on average yield.
Interest on Federal Funds sold increased $594,700 in the second quarter of 2000 compared to a decrease of $161,000 in the second quarter of 1999. Portions of proceeds from short-term funding agreements entered into during the first quarter of this year, have been temporarily placed in Federal Funds sold.
During the second quarter of 2000, interest expense on deposits increased $160,200 (6.1%) compared to a decrease of $120,500 (4.4%) during the second quarter of 1999. Interest expense on borrowed funds increased $800,100 in the second quarter of 2000 compared to an increase of $35,500 in the second quarter of 1999 primarily due to the short-term funding agreements. Other income during the second quarter decreased $251,400 (13.7%) compared to an increase of $141,100 (8.5%) in the second quarter of 1999. The Corporation sold a portion of land owned during the second quarter of 1999 and this was the primary reason for the increase in that quarter.
Other expenses increased $166,400 (3.2%) in the second quarter of 2000 compared to an increase of $513,600 during the same period in 1999. The Corporation's conversion of data processing systems and the purchase of new equipment as well as the construction of a new facility for the banking subsidiary's operations increased occupancy and equipment expenses in 1999.

A summarized change in income for the quarters appears below:

Three Months Ended                    June 30,     June 30,       2000
                                        2000         1999      Over(Under)
                                    (UNAUDITED)  (UNAUDITED)      1999
                                      ------       ------        ------
Revenue and Expenses: (000's)
  Interest Income                     $9,903       $8,291        $1,612
  Less: Interest Expense               3,622        2,662           960
                                      ------       ------        ------
                 Net Interest Income   6,281        5,629           652
Less: Provision for Loan Loss             75           75             0
      Other Operating Expense
       Net of Other Operating
       Revenues                        3,713        3,294           419
                                      ------       ------        ------
Income Before Income Taxes             2,493        2,260           233
Tax Provision                            652          522           130
                                      ------       ------        ------
                      NET INCOME      $1,841       $1,738        $  103
                                      ======       ======        ======

Net income for the Corporation for the six-month period ending June 30, 2000 increased $662,200 (19.8%) compared to a decrease of $76,000 (2.2%) during the same period in 1999. The sale of the Corporation's investment in the First National Bank of Eagle River, Eagle River, Wisconsin in the first quarter of this year is the primary reason for this increase. Net income for the
Corporation however would have increased in the first six months $169,300 (5.07%) without this transaction.

Interest and fees on loans for the first six months of 2000 increased $2.1 million (17.2%) compared to a decrease of $357,000 (2.8%) in the first six months of 1999. Loan demand has been good for the first half of 2000 and management is very optimistic that the demand will continue for the remainder of the year. Investment securities income decreased $257,400 (6.7%) in the first half of 2000 compared to an increase of $511,000 (15.4%) during the same period in 1999. Management has continued during 2000 to increase the loan portfolio rather than replace securities, which have matured. The yield on loans is 175 basis points higher than the yield, which can be achieved from investment securities.


Interest expense on deposits increased $238,700 (4.6%) during the first six months of 2000 compared to a decrease of $106,700 (2.0%) during the same period in 1999. This increase is split between higher average balances and increased rates paid on deposits. During the first half of 2000 average interest bearing deposits were $315.9 million compared to $306.9 million during the first half of 1999, while the average yield on deposits increased from 3.42% in 1999 to 3.51% in 2000. Short-term borrowings interest expense increased almost $1 million dollars in the first six months of 2000, primarily due to certain short term funding agreements entered into late in the first quarter.


Total other income increased $442,200 (12.7%) in the first six months of 2000 compared to an increase of $81,800 (2.5%) in the first six months of 1999. This was primarily due to the sale of the Corporation's investment in the First National Bank of Eagle River. The gain from this sale was approximately $490,000 after tax. Other expenses increased $387,500 (3.8%) in the first six months of 2000 compared to an increase of $775,000 (8.3%) during the same period in 1999. Expenses associated with the conversion of data processing systems late in 1998 was experienced for a full year in 1999. Salary and employee benefits expense increased $434,000 for the six months ended June 30, 2000 compared to an increase of $16,600 for the six months ended June 30, 1999. Occupancy expense increased $105,000 (7.7%) compared to an increase of $119,400 (9.5%) in 2000 and 1999, respectively.

CAPITAL ADEQUACY


Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0% of which 4.0% must be comprised of tier 1 capital.

The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%.

The risk-based capital ratio for the Corporation is 17.93% and its leverage ratio is 11.54%.

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

 PART II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders

On June 9, 1999, Tri City Bankshares Corporation held its annual shareholders meeting. The only item held for a vote of shareholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 2,220,316, which represented approximately 87.9% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

       Director's Name:           Frank Bauer
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Sanford Fedderly
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Gravitter
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Henry Karbiner, Jr.
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0



       Director's Name:           William L. Komisar
            For                   2,285,649
            Against               0
            Withheld              748
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Christ Krantz
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Rudie Lauterbach
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William McGovern
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Robert Orth
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Ronald K. Puetz
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           John Rupcich
            For                   2,263,476
            Against               0
            Withheld              22,921
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           David Ulrich, Jr.
            For                   2,285,868
            Against               0
            Withheld              529
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Werry
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott A. Wilson
            For                   2,286,181
            Against               0
            Withheld              216
            Abstain               0
            Broker Non-Vote       0





       Director's Name:           Agatha T. Ulrich
            For                   2,286,256
            Against               0
            Withheld              141
            Abstain               0
            Broker Non-Vote       0

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



                         TRI CITY BANKSHARES CORPORATION



DATE:  August 10, 2000                      /s/Henry Karbiner, Jr.
       ----------------                     ----------------------
                                            Henry Karbiner, Jr.
                                            President, Chief Executive Officer,
                                            And Treasurer



DATE:  August 10, 2000                      /s/Thomas W. Vierthaler
       ----------------                     -----------------------
                                            Thomas W. Vierthaler
                                            Vice President and Comptroller
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                              Description
--------------                              -----------
     27                                Financial Data Schedule