Form 10-Q
period 2000-09-30
TRI CITY BANKSHARES CORP
filed 2000-11-15
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE  ACT OF 1934

                For the quarterly period ended September 30, 2000

     [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

            Wisconsin                                        39-1158740
          ------------                                      ------------
     (State or other jurisdiction of                   (IRS Employer ID Number)
      incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                       -----------------------------------
                    (Address of principal executive offices)

                                      53154
                                      -----
                                    Zip Code

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


The number of shares outstanding of $1.00 par value common stock, as of September 30, 2000: 2,562,794.

FORM 10-Q
TRI CITY BANKSHARES CORPORATION

INDEX

PART I - FINANCIAL INFORMATION                                      Page #
Item 1            Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999             3


                  Consolidated Statements of Income
                  for the Three Months ended September 30,
                  2000 and 1999                                        4

                        Consolidated Statements of Income
                  for the Nine Months ended September 30,
                  2000 and 1999                                        5

                  Consolidated Statements of Cash Flows
                  for the Nine Months ended September 30, 2000
                  and 1999                                             6

                  Notes to Unaudited Consolidated Financial
                  Statements                                           7

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           8

Item 3            Quantitative and Qualitative
                  Market Risk Disclosure                              14

PART II - OTHER INFORMATION


Items 6           Exhibits and Reports on Form 8-K                    15

Signatures                                                            16

                         TRI CITY BANKSHARES CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                   September 30,         December 31,
                                            2000                  1999

Cash and due from banks                $    28,660,784      $    42,781,918
Federal funds sold                                   0            2,700,000
                                        ---------------      ---------------
Cash and cash equivalents                   28,660,784           45,481,918
Investment securities:
     Held-to-maturity (fair
     value of  2000 - 133,942,334
               1999 - 139,237,806)         135,468,379          142,022,068
Loans                                      356,897,577          318,899,435
Allowance for loan losses                   (4,518,605)          (4,340,357)
                                        ---------------       --------------
Net Loans                                  352,378,972          314,559,078

Premises and equipment                      20,788,593           20,824,179
Other assets                                 4,790,201            6,303,572
                                        ---------------       --------------
       TOTAL ASSETS                    $   542,086,929       $  529,190,815
                                        ===============       ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing              $   127,302,385       $  128,079,686
     Interest bearing (over $100,000)       24,663,000           26,092,149
     Interest bearing                      275,357,284          305,298,102
                                        ---------------       --------------
         Total Deposits                    427,322,669          459,469,937
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase     42,104,811                    0
  Other                                      3,098,553            4,579,060
                                        ---------------       --------------
       Total short-term borrowings          45,203,364            4,579,060
Other Liabilities                            2,253,706            2,016,985
                                        ---------------       --------------
         TOTAL LIABILITIES                 474,779,739          466,065,982
Stockholders' equity:
   Cumulative preferred stock,
      par value -$1 per share
          authorized - 200,000 shares;
          issued and outstanding-none
   Common stock,
      par value-$1 per share
          authorized-5,000,000 shares;
          Issued and outstanding:
              2000 - 2,562,794 shares;
              1999 - 2,538,232 shares        2,562,794            2,538,232
Additional paid in capital                  11,251,665           10,335,369
Retained earnings                           53,492,731           50,251,232
                                        ---------------       --------------
         TOTAL STOCKHOLDERS' EQUITY         67,307,190           63,124,833
                                        ---------------       --------------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY         $   542,086,929       $  529,190,815
                                        ===============       ==============

              See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                              2000               1999
                                         -------------      -------------
Interest income:
     Loans, including fees              $   8,032,995      $   6,676,812
     Investment securities:
         Taxable                              732,573            992,297
         Exempt from federal income tax     1,012,312            969,240
     Federal funds sold                       222,215              9,556
                                         -------------      -------------
              TOTAL INTEREST INCOME        10,000,095          8,647,905
Interest expense:
     Deposits                               2,785,484          2,616,124
     Short-term borrowings                    787,861            205,928
                                         -------------      -------------

              TOTAL INTEREST EXPENSE        3,573,345          2,822,052
                                         -------------      -------------
              NET INTEREST INCOME           6,426,750          5,825,853
Provision for loan losses                     (75,000)           (75,000)
                                         -------------      -------------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     6,351,750          5,750,853
Other income:
     Service charge income                    712,456            872,738
     Rental income                            235,731            238,488
     Other                                    602,376            612,785
                                         -------------      -------------
              TOTAL OTHER INCOME            1,550,563          1,724,011
Other expense:
     Salaries and employee benefits         2,935,060          2,790,611
     Net occupancy                            722,735            809,688
     Equipment                                367,243            240,651
     Data processing                          289,525            274,450
     Advertising                              203,203            208,293
     Regulatory agency assessments             52,667             39,983
     Office supplies                          151,580            141,807
     Other                                    582,291            704,437
                                         -------------      -------------
              TOTAL OTHER EXPENSE           5,304,304          5,209,920

Income before income taxes                  2,598,009          2,264,944
Provision for income taxes                    684,000            528,000
                                         -------------      -------------

              NET INCOME                $   1,914,009      $   1,736,944
                                         =============      =============

Per share data:
     Net income                         $        0.75      $        0.69
     Average shares outstanding             2,559,943          2,532,856

See Notes to Unaudited Consolidated Financial Statements

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                              2000               1999
                                         -------------      -------------
Interest income:
     Loans, including fees              $  22,544,282      $  19,059,203
     Investment securities:
         Taxable                            2,495,140          2,958,381
         Exempt from federal income tax     2,838,765          2,849,609
     Federal funds sold                       864,327            184,176
                                         -------------      -------------
              TOTAL INTEREST INCOME        28,742,514         25,051,369
Interest expense:
     Deposits                               8,244,615          7,836,535
     Short-term borrowings                  1,834,091            283,441
                                         -------------      -------------

              TOTAL INTEREST EXPENSE       10,078,706          8,119,976
              NET INTEREST INCOME          18,663,808         16,931,393
Provision for loan losses                    (225,000)          (225,000)
                                         -------------      -------------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES    18,438,808         16,706,393
Other income:
     Service charge income                  2,230,756          2,460,246
     Rental income                            724,890            724,026
     Gain on Sale of Loans                      8,672             31,794
     Other                                  2,518,431          1,997,920
                                         -------------      -------------
              TOTAL OTHER INCOME            5,482,749          5,213,986
Other expense:
     Salaries and employee benefits         8,786,272          8,207,831
     Net occupancy                          2,198,805          2,180,734
     Equipment                              1,059,868            962,317
     Data processing                          852,632            809,510
     Advertising                              500,294            492,848
     Regulatory agency assessments            154,961            120,747
     Office supplies                          428,452            500,344
     Other                                  1,855,586          2,080,615
                                         -------------       ------------
              TOTAL OTHER EXPENSE          15,836,870         15,354,946

Income before income taxes                  8,084,687          6,565,433
Provision for income taxes                  2,172,000          1,492,000
                                         -------------       ------------
              NET INCOME                $   5,912,687       $  5,073,433
                                         =============       ============
Per share data:
     Net income                         $        2.32       $       2.01
     Common stock investment            $       26.39       $      24.44
     Dividends                          $       1.050       $      0.900
     Average shares outstanding             2,550,492          2,528,227


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                   2000               1999
                                              -------------      -------------
OPERATING ACTIVITIES
     Net income                              $   5,912,687      $   5,073,433
     Adjustments to reconcile net
         income to net cash provided
         by operating activities:
         Proceeds from sale of loans
          held for sale                          3,472,010         13,170,090
         Origination of loans held
          for sale                              (3,472,010)       (13,170,090)
         Amortization of investment
              securities premiums and
              accretion of discounts               168,807            154,778
         Provision for loan losses                 225,000            225,000
         Provision for depreciation              1,406,259          1,405,437
         Increase in interest receivable          (359,005)          (315,279)
Decrease in interest payable                       (34,270)           (46,773)
         Other                                   2,143,368            852,221
                                              -------------      -------------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES               9,462,846          7,348,817
INVESTING ACTIVITIES
     Held to Maturity:
     Proceeds from maturities and redemptions
       of investment securities                  7,384,881         14,111,148
     Purchase of investment securities          (1,000,000)       (33,011,638)
     Net increase in loans                     (38,044,894)       (35,334,852)
     Purchases of premises and equipment        (1,370,673)        (2,549,239)
                                              -------------      -------------
              NET CASH USED
               BY INVESTING ACTIVITIES         (33,030,686)       (56,784,581)
FINANCING ACTIVITIES
     Sale of Common Stock                          940,858            467,678
     Net decrease in deposits                  (32,147,268)       (14,890,076)
     Net increase in short-term
         borrowings                             40,624,304         20,131,769
     Cash dividends                             (2,671,188)        (2,272,328)
                                              -------------      -------------
              NET CASH PROVIDED BY
               FINANCING ACTIVITIES              6,746,706          3,437,043
                                              -------------      -------------
              DECREASE IN CASH
               AND CASH EQUIVALENTS            (16,821,134)       (45,998,721)
     Cash and cash equivalents at the
         beginning of the period                45,481,918         76,201,647
                                              -------------      -------------
              CASH AND CASH EQUIVALENTS
                AT THE END OF THE PERIOD     $  28,660,784      $  30,202,926
                                              =============      =============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto incorporated herein by reference to the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 1999. In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Tri City's financial position as of September 30, 2000 and the results of its operations for the three month and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. The operating results for the first nine months of 2000 are not necessarily indicative of the results which may be expected for the entire 2000 fiscal year.

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


CHANGES IN FINANCIAL POSITION


Tri City Bankshares Corporation's (the "Corporation") net assets have increased $12.9 million (2.4%) during the first nine months of 2000 compared to an increase of $9.6 million (1.9%) during the first nine months of 1999. Loan growth has continued to be the primary source of asset growth as loan balances increased $38.0 million (11.9%) in the first nine months of 2000 compared with an increase of $36.2 million (13.1%) in the first nine months of 1999. Management is working hard to attract new borrowers as well as provide for the needs of current customers who are seeking financial assistance for large purchases or implementing business opportunities. The Corporation has benefited from the continuing strength of the economy and the efforts of management and staff with increased profits and growth in its asset base. The reserve for loan losses has grown $178,300 (4.1%) during 2000 compared to a growth of $144,200 (3.4%) in 1999. Management reviews the adequacy of the Corporation's reserve for loan loss quarterly, and considers the quality of the loan portfolio, the level of non-performing loans, loan portfolio size and composition, borrow financial condition, general economic conditions, collateral adequacy and historical loss experience. Since the Corporation's average loan charge-off history has remained low over the past years, and there are currently no adverse trends or other factors, management believes that the allowance for loan loss is adequate. The ratio of the allowance for loan loss to loans as of September 30, 2000 was 1.26% compared to 1.36% as of September 30, 1999.

During the first nine months of 2000, investment securities decreased $6.6 million (4.6%) compared to an increase of $17.8 million (13.2%) in the first nine months of 1999. The yields which can be attained on investment securities currently are not substantial enough for management to commit funds for an extended period of time. It has been management's philosophy to hold securities until they mature and with rates low they do not want to invest the Corporations' earning assets in lower yielding investments.


The Corporation's cash and cash equivalents have decreased $16.8 million (37.0%) in the first three quarters of 2000 compared to a decrease of $46.0 million (60.4%) during the same period in 1999. This cash, as well as funds received from the matured investments, were used to finance new loans in 2000.


Deposits decreased $32.1 million (7.0%) during the first nine months of 2000 compared to a decrease of $14.9 million (3.3%) during the first nine months of 1999. The Corporations' average yearly deposits, however, have increased $7.2 million (1.7%) during this same period in 2000 compared to an increase of $35.4 million (8.9%) in 1999. Management works hard to attract and maintain deposits in the Corporation's banking subsidiary, however, this needs to be balanced with its overall cost of funds so as to maintain or improve its profitability. Offering high rates to maintain deposits can sometimes have an adverse effect on profitability if rates on earning assets should drastically decline. Borrowings have increased for the short term while the Corporation is attracting new deposits .

LIQUIDITY


The ability to provide the necessary funds for the day-to-day operations of the corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and hopefully encourage depositors to leave their money in the Corporation's banking subsidiary. Management continues to research and examine the market in order to provide new savings instruments that will help attract new deposits and stimulate growth. In order to insure the Corporation has adequate liquidty, the Corporation's banking subsidiary has available $40.0 million in federal funds purchased facilities as well as $38.0 million in reverse repurchase agreement facilities through its correspondent bank relationship. As an additional source of liquidity, the Corporation's banking subsidiary established a credit facility in the amount of $43.8 million with the Federal Reserve Bank of Chicago Loan and Discount Window.

CAPITAL RESOURCES


During the first quarter of 2000 the Corporation completed its acquisition of a building site in the Southeastern corner of Milwaukee County. Management plans on establishing a new brick and mortar branch of its subsidiary bank in order to better serve its customers in this area. A new structure is currently being constructed. Management hopes that the new facility will begin operation sometime during the second quarter of 2001. The cost of this building will be funded internally and is expected to be about $1.2 million.


Although management continually examines ways in which to provide better customer service or to help in the expansion of the Corporation, there are no other major projects planned for the current year. However, if opportunity presents itself management of the Corporation will pursue such opportunities if they are in the best interests of the Corporation.

RESULTS OF OPERATIONS

                 Three Months ended September 30, 2000 and 1999


The net income of the Corporation  increased  $177,100  (10.2%) during the third quarter of 2000 compared to an increase of $103,900 (6.0%) during the third quarter of 1999. Interest income and fees on loans was the primary contributor to this increase. Loan fees and interest income increased $1.4 million (20.3%) in the third quarter of 2000 compared to an increase of $147,000 (2.2%) during the third quarter of 1999. Loan balances have increased $12.9 million (3.8%) during the third quarter of 2000 compared to an increase of $19.6 million (5.7%) in the third quarter of 1999, while rates were approximately 50 basis points higher as of September 30, 2000 than September 30, 1999.


Interest income on investment securities decreased $216,700 (11.0%) in the third quarter of 2000 compared to an increase of $174,800 (9.9%) during the third quarter of 1999. Both agency and municipal securities have declined by $6.5 million due to maturities during 2000. Loan demand has been very strong and as a result management has decided to invest these funds into the Corporation's loan portfolio. The Corporation will not only receive a higher yield but will be placing funds back into the communities serviced.

Interest on Federal Funds sold increased $212,700 in the third quarter of 2000 compared to a decrease of $236,500 in the third quarter of 1999. The Corporation had entered into short-term funding agreements during the first quarter of 2000. These funds were invested into Federal Funds sold since the term was uncertain.


During the three months ended September 30, 2000, interest expense on deposits increased $169,360 (6.5%) compared to a decrease of $51,000 (1.8%) in the third quarter of 1999. Although deposit balances have gone down, the rates paid on deposits has increased. The average rates paid as of September 30, 2000 are 30 basis points higher than those paid as of September 30, 1999. Interest expense paid on short term borrowings increased $581,900 (282.6%) during the third quarter of 2000 compared to an increase of $177,100 (614.9%) during the same period in 1999. Short-term borrowing agreements mentioned previously were responsible for this increase.


Other income decreased $173,400(10.1%) in the third quarter of 2000 compared to a decrease of $55,200(3.2%) in the third quarter of 1999. Total other expenses increased $94,400(1.8%) in the third quarter of 2000 compared to an increase of $300,300(6.1%) in the third quarter of 1999.

A summarized change in income for the quarters appears below :

Three Months Ended                   September 30,  September 30,       2000
                                        2000           1999          Over(Under)
                                      (UNAUDITED)    (UNAUDITED)        1999
                                     -------------  -------------  -------------


Revenue and Expenses: (000's)
     Interest Income                    $ 10,000       $  8,648       $  1,352
     Less:  Interest Expense               3,573          2,822            751
                                        ---------      ---------      ---------

         Net Interest Income               6,427          5,826            601
Less: Provision for Loan Loss                 75             75              0
     Other Operating Expense
       Net of Other Operating Revenues     3,754          3,486            268
                                        ---------      ---------      ---------

Income Before Income Taxes                 2,598          2,265            333
Tax Provision                                684            528            156
                                        ---------      ---------      ---------
     NET INCOME                         $  1,914       $  1,737       $    177
                                        =========      =========      =========

                  Nine Months ended September 30, 2000 and 1999


During the first nine months of 2000 the Corporations' net income increased $839,300 (16.5%) compared to a decrease of $127,200 (2.4%) in the first nine months of 1999. In the first quarter of 2000 the Corporation sold its investment in the First National Bank of Eagle River, Wisconsin. Net income for the first nine months would have posted an increase of $342,000 without this transaction.


Interest income and fees on loans increased $3.5 million (18.3%) compared to a decrease of $210,500 (1.1%) during the same period in 2000 and 1999 respectively. Loan demand has been good and new loans have helped to account for the primary increase in net income. Management has remained diligent in its approval of new loans to maintain the quality of the loan portfolio of the Corporation while still accommodating the needs of its customers.


Interest income on investment securities has decreased $474,100 (8.2%) in the first nine months of 2000 compared to an increase of $685,800 (13.5%) during the same period in 1999. Management has decided not to reinvest funds from maturing securities into new securities due to stronger loan demand. The yield attained on new securities is far below the yield derived from the loan portfolio.


Interest expense paid on deposits increased $408,080 (5.2%) during the first nine months of 2000 compared to a decrease of $334,800 (2.4%) during the first nine months of 1999. Rates have increased during 2000 even though the deposit balances have declined. Interest paid on borrowed funds have also increased $1.5 million compared to an increase of $122,000 during this same period. Proceeds from short-term funding agreements entered into during the first quarter of 2000 were used to purchase customer repurchase agreements.


Other income increased $268,800 (5.2%) in the first nine months of 2000 primarily due to the sale of the First Bank of Eagle River stock. This compares to an increase of $26,500 (0.5%) in the first nine months of 1999. Other expenses have increased $481,900 (3.1%) during the same period in 2000 compared to an increase of $1.1 million (7.5%) in 1999. The effects of a new facility for the Corporation's operations center as well as costs associated with the installation of a new data processing system were not realized fully until 1999 which accounts for the large increase during that period.

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


The risk-based capital ratio for the Corporation is 18.02% and its leverage ratio is 12.20% as of September 30, 2000.

ITEM 3


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

 PART II - OTHER INFORMATION

Item 6          Exhibits and Reports  on Form 8-K

                (a)  Exhibits

                Exhibit Number                      Description
                ---------------                     ------------
                    27                              Financial Data Schedule

                (b)  Reports on Form 8-K
                         None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION



DATE:     November 9, 2000                    /s/Henry Karbiner, Jr.
       --------------------------             --------------------------------
                                              Henry Karbiner, Jr., President
                                              (Chief Executive Officer)




DATE:       November 9, 2000                  /s/Thomas W. Vierthaler
       ----------------------------           --------------------------------
                                              Thomas W. Vierthaler
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number                             Description
--------------                             -----------

    27                                     Financial Data Schedule