Form 10-K
period 2000-12-31
TRI CITY BANKSHARES CORP
filed 2001-04-02
CIK 313337

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, 961,565 shares of common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $40,289,574.

DOCUMENTS INCORPORATED BY REFERENCE

Document                                                  Incorporated in
--------                                                  ---------------

Annual report to shareholders for fiscal year ended
December 31, 2000                                         Parts II and IV
Proxy statement for annual meeting of
shareholders to be held on June 13, 2001                      Part III

Form 10-K Table of Contents

---------------------------------------------------------------------------------------------------------------------

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

On a consolidated basis at December 31, 2000, Registrant had assets of $563,074,933, net loans of $357,249,682, deposits of $470,141,136 and stockholders' equity of $68,896,442. Registrant's primary function is to coordinate the banking policies and operations of Tri City National Bank in order to improve and expand its banking services in its operation by joint efforts in certain areas such as auditing, regulatory compliance, training of personnel, advertising, proof and bookkeeping, and business development. Registrant's services are furnished through officers of Registrant who are also officers of Tri City National Bank. Registrant's primary sources of revenues are
(1) dividends paid on the shares of the subsidiary banks' stock which it owns and (2) management fees in payment for the services it provides to Tri City National Bank. In 2000 the Registrant also realized proceeds from the sale of it's investment in another subsidiary bank.

Registrant is engaged in only one business segment, namely commercial banking.

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

The following table sets forth certain information regarding Tri City National
Bank:



      Name of Bank and
      ----------------                                         Assets as of
          Location                 Year Organized           December 31, 2000
          --------                 --------------           -----------------

Tri City National Bank                  1963                  $562,646,240
6400 South 27th Street
Oak Creek, Wisconsin


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

The banking industry is very heavily regulated at both the state and federal levels. Since 1979, Congress has enacted major pieces of legislation affecting the banking industry: the Community Reinvestment Act (to encourage banks to make loans to individuals and businesses in their immediate service areas, particularly to low- and middle-income borrowers); the Financial Institutions Regulatory and Interest Rate Control Act (to add restrictions dealing with loans to officers, directors, and principal stockholders of banks and their affiliates); the Financial Institutions Deregulation and Monetary Control Act (to permit both banks and thrift institutions to pay interest on checking accounts and phase out prior ceilings on interest rates); the Competitive Equality Banking Act (to expand the definition of "bank" under the Bank Holding Company Act to include all institutions insured by the Federal Deposit Insurance Corporation and thereby restrict the ability of bank holding companies and certain commercial and other nonbanking firms to acquire "non-bank banks"); and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA (comprehensive legislation to reform the very nature of regulation in the financial institutions industry) and the Federal

Deposit Insurance Corporation Improvement Act (FDICIA) and the
Gramm-Leach-Bliley Act (the Act).

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

The Gramm-Leach-Bliley Act (the Act), was passed in 1999 to overturn Depression-era restrictions on affiliations by banking organizations. The Act eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations by providing for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to the regulation of the Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission (the SEC) and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Board, other banking regulators, the SEC and state insurance regulators. In addition, the Act imposes strict new privacy disclosure and "opt out" requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

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

On June 1, 2000, the federal bank regulatory agencies issued final regulations implementing the Act's consumer privacy protections. Among other things, the new privacy regulations give customers the right to "opt out" of having their nonpublic, personal information shared by a financial institution with nonaffiliated third parties. The Act also bars financial institutions from disclosing customer account numbers or other such access codes to nonaffiliated third parties for direct marketing purposes and requires annual disclosure by financial institutions of their policies and procedures for protecting customers' nonpublic, personal information. Full compliance with the new privacy regulations is mandatory as of July 1, 2001.

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

Employees

At December 31, 2000, Registrant employed 89 officers and 337 employees in total. Employees are provided a variety of employment benefits, and Registrant considers its employee relations to be excellent.

The following pages set forth the statistical data required by Guide 3 of the Securities and Exchange Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports.

           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL
                             (Dollars in Thousands)


The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 2000, 1999 and 1998.


                                                                 Year Ended December 31
                                                                 ----------------------
                                           2000                           1999                            1998
                                           ----                           ----                            ----
                                Average               Yield    Average              Yield    Average               Yield
                                Balance   Interest   or Rate   Balance  Interest   or Rate   Balance   Interest   or Rate
                                -------   --------   -------   -------  --------   -------   -------   --------   -------

ASSETS
Interest-earning assets:
Loans (1)                      $342,806    $30,592    8.92%  $296,868  $25,912       8.73$  272,324    $25,593       9.39%
Taxable investment securities    57,411      3,481    6.06     63,106    3,891       6.17    56,055      3,855       6.88
Nontaxable investment
  securities(2)                  80,328      5,350    6.66     84,695    5,731       6.77    70,586      4,866       6.89
Federal funds sold               14,285        895    6.27      4,146      203       4.90    15,664        824       5.26
                               --------    -------           --------  -------              -------    -------

Total interest-earning assets   494,830     40,318    8.15%   448,815   35,737       7.96   414,629    $35,138       8.47%
Noninterest-earning assets:
Cash and due from banks          30,885                        35,381                        30,063

Premises and equipment, net      20,824                        20,837                        18,362

Allowance for loan losses        (4,457)                       (4,330)                       (3,799)

Other assets                      4,101                         6,529                         6,182
                               --------                      --------                      --------
                               $546,183                      $507,232                      $465,437
                               ========                      ========                      ========


           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
              INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
                             (Dollars in Thousands)



                                                                          Year Ended December 31
                                                                          ----------------------
                                                    2000                           1999                             1998
                                                    ----                           ----                             ----
                                       Average                 Yield     Average             Yield     Average               Yield
                                       Balance     Interest   Or Rate    Balance Interest   Or Rate    Balance    Interest  Or Rate
                                       -------     --------   -------    ------- --------   -------    -------    --------  -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits                       $ 197,085   $ 5,022    2.55%     $196,559 $ 4,758     2.42%    $182,111   $ 4,978     2.73%
Other time deposits                      116,603     6,361    5.46       113,791   5,745     5.05      109,690     6,010     5.48
Short-term borrowings                     37,187     2,258    6.07         8,796     460     5.23        3,004       183     6.09
                                       ---------   -------   ------     -------- -------     -----    --------   -------    ------
Total interest-bearing liabilities       350,875    13,641    3.89%      319,146  10,963     3.44%     294,805    11,171     3.79%

Noninterest-bearing liabilities:
Demand deposits                          126,933                         124,696                       112,504
Other                                      2,948                           3,246                         3,006
Stockholders' equity                      65,427                          60,144                        55,122
                                       ---------                        --------                       -------

                                       $ 546,183                        $507,232                      $465,437
                                       =========                        ========                      ========

Net interest earnings and interest
 rate spread                                       $26,677    4.26%              $24,774     4.52%               $23,967    4.68%
                                                   =======    =====              =======     =====               =======    =====

Net yield on interest-earning assets                          5.39%                          5.52%                          5.78%
                                                              =====                          =====                          =====



(1) For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding. Interest income includes $1,836, $1,736 and $1,747 of loan fees in 2000, 1999 and 1998, respectively.

(2) Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $1,755, $1,949 and $1,598 in 2000, 1999 and 1998, respectively.

               INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
                             (Dollars in Thousands)


The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:

                                                   2000 Compared to 1999                         1999 Compared to 1998
                                                   ---------------------                         ---------------------

                                                Increase (Decrease) Due to                    Increase (Decrease) Due to
                                                ---------------------------                   --------------------------
                                                Volume        Rate(1)           Net           Volume        Rate(1)           Net
                                                ------        -------           ---           ------        -------           ---

Interest earned on:
Loans                                         $ 4,010        $   670         $ 4,680          $2,304      $(1,985)          $319
Taxable investment securities                    (351)           (59)           (410)            485         (449)            36
Nontaxable investment securities                 (296)           (85)           (381)            972         (107)           865
Federal funds sold                                497            195             692            (606)         (15)          (621)
                                              --------       --------        --------         -------     --------          -----

Total interest-earning assets                 $ 3,860        $   721         $ 4,581          $3,155      $(2,556)          $599
                                              ========       ========        --------         =======     ========          -----

Interest paid on:
Savings deposits                              $    13        $   251         $   264          $  394      $  (614)         $(220)
Other time deposits                               142            474             616             225         (490)          (265)
Short-term borrowings                           1,488            310           1,798             353          (75)           278
                                              --------       --------        --------         -------     --------         ------

Total interest-bearing liabilities            $ 1,643        $ 1,035         $ 2,678          $  972      $(1,179)         $(207)
                                              ========       ========        --------         =======     ========         ------
Increase in net interest income                                              $ 1,903                                       $ 806
                                                                             ========                                      ======


(1) The change in interest due to both rate and volume has been allocated to rate changes.

                              INVESTMENT PORTFOLIO
                             (Dollars in Thousands)

The book value of investment securities at the dates indicated is:

                                                                                                    December 31
                                                                                                    -----------
                                                                                      2000             1999             1998
                                                                                      ----             ----             ----
U.S. Treasury and government agencies                                              $   53,955        $  56,446        $  56,948
States and political subdivisions                                                      80,332           85,576           77,590
                                                                                   ----------        ---------        ---------
Total investment securities                                                        $  134,287        $ 142,022        $ 134,538
                                                                                   ==========        =========        =========

The following table sets forth the maturities of investment securities at December 31, 2000, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.


                                                                                Maturity
                                                                             After One But                  After Five But
                                              Within One Year              Within Five Years               Within Ten Years
                                              ---------------              -----------------               ----------------
                                         Amount             Yield      Amount              Yield       Amount             Yield
                                         ------             -----      ------              -----       ------             -----
U.S. Treasury and government agencies   $   1,000            5.30%    $  50,955             6.04%     $  2,000             6.02%
States and political subdivisions          10,939            6.66        52,625             6.79        16,768             6.82
                                        ---------                     ---------                       --------
                                        $  11,939            6.54%    $ 103,580             6.42%     $ 18,768             6.73%
                                        =========                     =========                       ========
Tax equivalent adjustment for
Calculation of yield                    $     231                     $   1,138                       $    386
                                        =========                     =========                       ========

Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

                                 LOAN PORTFOLIO
                             (Dollars in Thousands)

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:

                                                                      December 31
                                                2000            1999           1998            1997            1996
                                                ----            ----           ----            ----            ----
Commercial                                 $  38,012       $  26,954      $  13,730       $  13,015       $  10,414
Real estate-- construction                    19,733          16,503         16,358          19,148          16,142
Real estate-- mortgage                       276,487         247,957        215,381         201,322         191,288
Installment                                   27,539          27,485         31,715          33,914          35,908
                                           ---------       ---------      ---------       ---------       ---------
                                           $ 361,771       $ 318,899      $ 277,184       $ 267,399       $ 253,752
                                           =========       =========      =========       =========       =========

The maturity distribution of all loans at December 31, 2000, are:


                                                                                 Maturity
                                                                                 --------
                                                                             After One
                                                             One Year          Through           After
                                                              or Less       Five Years      Five Years           Total
                                                              -------       ----------      ----------           -----
Commercial                                                  $  17,672        $  20,340       $     -0-       $  38,012
Real estate construction                                       11,179            8,554             -0-          19,733
Real estate mortgage                                           93,368          178,886           4,233         276,487
Installment Loans                                               4,953           16,366           6,220          27,539
                                                            ---------        ---------       ---------       ---------
                                                            $ 127,172        $ 224,146       $  10,453       $ 361,771
                                                            =========        =========       =========       =========

Interest rate sensitivity of all loans with maturities greater than one year at December 31, 2000, are:

                                                                                          Interest Sensitivity
                                                                                          --------------------
                                                                                    Fixed Rate           Variable Rate
                                                                                    ----------           -------------
Due after one, but within five years                                                 $ 212,451              $   11,695
Due after five years                                                                    10,198                     255
                                                                                     ---------              ----------
                                                                                     $ 222,649              $   11,950
                                                                                     =========              ==========


                             (Dollars in Thousands)



The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, for which interest continues to be accrued.


                                                                                     December 31
                                                                                     -----------
                                                               2000         1999         1998        1997       1996
                                                               ----         ----         ----        ----       ----
Loans accounted for on a nonaccrual basis                    $  214       $  595       $  334     $   -0-     $  725
Loans contractually past due 90
 days or more as to interest or principal
 payments                                                     1,669        1,372        1,848         694      1,220
                                                             ------       ------       ------      ------     ------
Total nonperforming loans                                    $1,883       $1,967       $2,182      $  694     $1,945
Ratio of nonaccrual loans to total loans                        .06%         .19%         .12%          0%       .28%
Ratio of nonperforming loans to total loans                     .52          .62          .79         .26        .77

Interest income of $4 was recognized during 2000 on loans which were accounted for on a nonaccrual basis. An additional $23 of interest income would have been recorded in 2000 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 2000 or 1999 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in Thousands)

The following table summarizes loan loss allowance balances at the beginning and end of each year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged-off, by loan category; additions to the allowance which have been charged to expense; and selected performance ratios.

                                                           Year Ended December 31
                                                           ----------------------
                                               2000       1999       1998        1997       1996
                                              -------    -------    -------     -------    -------
Balance of allowance for loan losses at
 beginning of period                         $  4,340    $ 4,245   $  3,500     $ 3,010    $ 3,626
Loans charged-off:
Commercial                                        130        116          0          57        899
Real estate                                        62          9          0           0          0
Installment                                         9         61        154          97         23
                                             --------    -------   --------     -------    -------
TOTAL LOANS CHARGED-OFF                           201        186        154         154        922

Recoveries of loans previously charged-off:
Commercial                                         37         12          0          20          0
Real estate                                         0          0        244           0          0
Installment                                        45         44         55          24          6
                                             --------    -------   --------     -------    -------
TOTAL RECOVERIES                                   82         56        299          44          6
                                             --------    -------   --------     -------    -------

Net loans charged-off (recovered)                 119        130       (145)        110        916
Additions to allowance charged to expense         300        225        600         600        300
                                             --------    -------   --------     -------    -------
Balance at end of period                     $  4,521    $ 4,340   $  4,245     $ 3,500    $ 3,010
                                             ========    =======   ========     =======    =======

Ratio of net loans charge-off (recoveries)
 during the period to average loans
 outstanding                                      .03%       .04%      (.05%)       .04%       .38%
                                             ========    =======   ========     =======    =======

Ratio of allowance at end of year to total
loans                                            1.25%      1.36%      1.53%       1.31%      1.19%
                                             ========    =======   ========     =======    =======

Ratio of allowance at end of year to
 nonaccrual loans                            2,112.83%    729.41%  1,270.96%        NMF*    415.17%
                                             ========    =======   ========     =======    =======

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

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in Thousands)

The Bank has a loan committee which meets periodically. Its function is to review new loan applications and to ensure adherence to the written loan and credit policies of the Bank. The committee reviews a summary of the loan portfolio classified into one of the following five risk categories monthly. Loans are reviewed quarterly or as necessary as to proper classification.

     1.           Absence of any significant credit risk
     2.           Presence of normal, but not undue, credit risk.
     3.           Presence of greater than normal credit risk.
     4.           Excess credit risk requiring continuous monitoring.
     5.           Doubtful and loss.

The balance in each of the aforementioned categories serves as a guideline in determining the adequacy of the allowance for loan losses and the provision required to bring this balance to a level necessary to absorb the present and potential risk characteristics of the loan portfolio.

The Bank's loan committee also considers collection problems which may exist. Loans with contractual payments more than 90 days past due are reviewed. If collection possibilities are considered to be remote, the loan is charged-off to the allowance for loan losses. Should any special circumstances exist, such as a reasonable belief that the loan may ultimately be paid or be sufficiently secured by collateral having established marketability, the loan may be rewritten, carried in a nonaccrual of interest status or charged-off to the level of expected recovery.

Real estate loans comprise the largest portion of the loan portfolio with 81.88% of loans outstanding at December 31, 2000. The majority of the real estate loan portfolio consists of residential mortgage loans, an area in which the Registrant has had few losses in past years.

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

Losses in 2001 are not expected to vary significantly from net losses experienced over the last two years.

                                    DEPOSITS
                             (Dollars in Thousands)

The average daily balance of deposits and the average rate paid on deposits is summarized for the periods indicated in the following table:

                                                                                 Year Ended December 31
                                                                                 ----------------------
                                                               2000                      1999                         1998
                                                      Amount         Rate         Amount        Rate           Amount       Rate
                                                      ------         ----         ------        ----           ------       ----
Noninterest-bearing demand deposits                  $126,933          0%        $124,696          0%         $112,504         0%
Interest bearing transaction deposits                  88,022       2.94%          86,364       2.52%           80,090      2.69%
Savings                                               109,063       2.23%         110,195       2.35%          102,021      2.77%
Time deposits (excluding time certificates
   of deposit of $100,000 or more)                     87,184       5.46%          84,084       5.22%           81,877      5.85%
Time certificates of deposits of $100,000
   or more                                             29,419       5.44%          29,707       4.56%           27,813      4.39%
                                                     --------                    --------                     --------
                                                     $440,621                    $435,046                     $404,305
                                                     ========                    ========                     ========

The maturity distribution of deposits in amounts of $100,000 and over at December 31, 2000, is:

                   Three months or less                                          $  5,992
                   After 3 through 6 months                                         3,018
                   After 6 through 12 months                                       17,385
                   After 1 year through 2 years                                     9,268
                   After 2 years through 3 years                                    1,871
                   After 3 years through 4 years                                      338
                   After 4 years through 6 years                                    6,343
                                                                                 --------
                                                                                 $ 44,215
                                                                                 ========

             RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

                                                                                  Year Ended December 31
                                                                                  ----------------------
                                                                            2000           1999          1998
                                                                            ----           ----          ----
Percentage of net income to:
Average stockholders' equity                                               12.04%        11.66%         12.65%
Average total assets                                                        1.44          1.38           1.50
Percentage of dividends declared per common share to
 net income per common share                                               45.45         43.32          36.10
Percentage of average stockholders' equity
 to daily average total assets                                             11.98         11.86          11.84


                              SHORT-TERM BORROWINGS
                             (Dollars in Thousands)

Information relating to short-term borrowings follows:

                                                       Federal Funds Purchased
                                                      and Securities Sold Under             Other Short-Term
                                                      Agreements to Repurchase                 Borrowings
                                                      ------------------------                 ----------
Balance at December 31:

2000                                                           $ 19,787                         $  2,233
1999                                                                0                              4,579
1998                                                                0                                827

Weighted average interest rate at year end:

2000                                                               6.29%                            6.32%
1999                                                                0                               5.55
1998                                                                0                               5.54

Maximum amount outstanding at any month's end:

2000                                                           $ 76,891                         $  5,347
1999                                                             15,650                            6,006
1998                                                             10,000                            5,265

Average amount outstanding during the year:

2000                                                           $ 35,148                         $  2,038
1999                                                              6,863                            1,933
1998                                                                769                            1,847

Average interest rate during the year:

2000                                                               6.05%                            6.48%
1999                                                               5.14                             4.75
1998                                                               5.94                             6.12

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.

Item 2.  PROPERTIES

The following table summarizes the properties in which the Registrant's bank conducts its business:

                                                     Approximate
                Location                      Floor Area in Square Feet                   Owned or Leased
                --------                      -------------------------                   ---------------
6400 South 27th Street
Oak Creek, Wisconsin                                    16,000                                 Leased(1)

3701 South 27th Street
Milwaukee Wisconsin                                        570                                 Leased

6462 South 27th Street
Oak Creek, Wisconsin                                       580                                 Leased

2555 West Ryan Road
Oak Creek, Wisconsin                                     2,000                                  Owned

5555 South 108th Street
Hales Corners, Wisconsin                                20,000                                  Owned

5455 South 108th Street
Hales Corners, Wisconsin                                 1,600                                  Owned

10909 West Greenfield Avenue
West Allis, Wisconsin                                    9,000                                  Owned

10200 West Bluemound Road
Wauwatosa, Wisconsin                                       200                                 Leased

10859 West Bluemound Road
Wauwatosa, Wisconsin                                     3,500                                  Owned

2625 South 108th Street
West Allis, Wisconsin                                      640                                 Leased


4455 West Bradley Road
Brown Deer, Wisconsin                                    6,600                                 Leased

7213 North Teutonia
Milwaukee, Wisconsin                                     2,000                                  Owned

17100 West Bluemound Road
Brookfield, Wisconsin                                    5,700                                  Owned

                                                     Approximate
                  Location                    Floor Area in Square Feet                  Owned or Leased
                  --------                    -------------------------                  ---------------
12745 West Capitol Drive
Brookfield, Wisconsin                                    6,500                                  Owned

12735 West Capitol Drive
Brookfield, Wisconsin                                      720                                 Leased

N96 W18221 County Line Road
Menomonee Falls, Wisconsin                               4,100                                  Owned

7525 West Oklahoma Avenue
Milwaukee, Wisconsin                                     6,400                                 Leased(1)

3378 South 27th Street
Milwaukee, Wisconsin                                     1,900                                  Owned

6767 West Greenfield Avenue
West Allis, Wisconsin                                    5,200                                  Owned

6760 West National Avenue
West Allis, Wisconsin                                      710                                 Leased

9200 North Green Bay Road
Brown Deer, Wisconsin                                      386                                 Leased

220 East Sunset Drive
Waukesha, Wisconsin                                        412                                 Leased

1827 Wisconsin Avenue
Grafton, Wisconsin                                         361                                 Leased

W61 N529 Washington Avenue
Cedarburg, Wisconsin                                     7,800                                  Owned

4200 South 76th St.
Greenfield, Wisconsin 53220                                572                                 Leased
150 West Holt Avenue
Milwaukee, Wisconsin                                       590                                 Leased

6201 N. Teutonia Avenue
Milwaukee, Wisconsin                                       618                                 Leased


                                                     Approximate
                  Location                    Floor Area in Square Feet                  Owned or Leased
                  --------                    -------------------------                  ---------------
8770 S. Howell Avenue
Oak Creek, Wisconsin                                     1,052                                 Leased

4689 S. Whitnall Avenue
Milwaukee, Wisconsin                                     1,159                                 Leased

7830 W. Good Hope Road
Milwaukee, Wisconsin                                       523                                 Leased

1818 W. National Avenue
Milwaukee, Wisconsin                                     1,188                                 Leased

8710 Durand Avenue
Sturtevant, Wisconsin                                    2,400                                  Owned

851 South 70th Street
West Allis, Wisconsin                                   31,100                                  Owned

(1) The Bank leases space from an affiliated entity. See Note 11 to consolidated financial statements, incorporated herein by reference, for further information.

Tri City National Bank owns buildings at thirteen locations in Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg and Sturtevant. Approximately 85,392 square feet is leased to third parties; such square footage is not shown above.

Registrant believes that its bank locations are in buildings that are attractive and efficient, and adequate for their operations, with sufficient space for parking and drive-in facilities. Fifteen full-service banking centers are located in metropolitan Milwaukee food discount centers.

Item 3.  LEGAL PROCEEDINGS

There are currently no material legal proceedings pending against Registrant or its subsidiary bank; however, the bank is involved from time to time in routine litigation incident to the conduct of its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by Item 5 is incorporated herein by reference to Registrant's 2000 Annual Report to Stockholders under the captions entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
14) and "Selected Financial Data" (Page 13) as to cash dividends paid.

Item 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to Registrant's 2000 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 13).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to Registrant's 2000 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Pages 4 to 10).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference to Registrant's 2000 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 11 to 12).

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to Registrant's 2000 Annual Report to Stockholders (Pages 16 to 38).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 13, 2000, under the caption entitled "Election of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 13, 2000, under the caption entitled "Executive Compensation" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 13, 2000, under the caption entitled "Stock Ownership of Certain Beneficial Owners and Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 13, 2000, under the captions entitled "Election of Directors" and "Loans and Other Transactions with Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) (1) and (2) Financial statements and financial statement schedules

                  The response to this portion of Item 14 is submitted as a
                     separate section of this report.

                  (3) Listing of Exhibits

                         Exhibit 3.1 -- Restated Articles of incorporation.

                         Exhibit 3.2 -- By-Laws, as amended.

                         Exhibit 13 --  Annual Report to Stockholders for the
                                        year ended December 31, 2000.

                                        With the exception of the information
                                        incorporated by reference into Items 5,
                                        6, 7, and 8 of this Form 10-K, the 2000
                                        Annual Report to Stockholders is not
                                        deemed filed as part of this report.

                         Exhibit 21 --  Subsidiary of Registrant.

                         Exhibit 23 --  Consent of Independent Auditors

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

                          Year Ended December 31, 2000

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

FORM 10-K--ITEM 14(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

   Consolidated balance sheets--December 31, 2000 and 1999

   Consolidated statements of income--Years ended December 31, 2000, 1999 and
      1998

   Consolidated statements of stockholders' equity--Years ended December 31, 2000, 1999 and 1998

   Consolidated statements of cash flows--Years ended December 31, 2000, 1999 and 1998

   Notes to consolidated financial statements--December 31, 2000

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

           Name                     Capacity                           Date
           ----                     --------                           ----

/s/ Henry Karbiner, Jr.                                               3/14/01
-------------------------                                          ------------
Henry Karbiner, Jr.            Chairman of the Board and Chief
                               Executive Officer



/s/ Ronald K. Puetz                                                   3/14/01
-------------------------                                          ------------
Ronald K. Puetz                Executive Vice-President and
                               Director



/s/ Scott A. Wilson                                                   3/14/01
-------------------------                                          ------------
Scott A. Wilson                Secretary and Director



/s/ Robert W. Orth                                                    3/14/01
-------------------------                                          ------------
Robert W. Orth                 Senior Vice-President and
                               Director



/s/ Thomas W. Vierthaler                                              3/14/01
-------------------------                                          ------------
Thomas W. Vierthaler           Vice President and Comptroller
                               (Principal Accounting Officer)

/s/ Frank J. Bauer                                                    3/14/01
-------------------------                                          ------------
Frank J. Bauer                 Director


-------------------------                                          ------------
Sanford Fedderly               Director

-------------------------                                          ------------
William Gravitter              Director

/s/ Christ Krantz                                                     3/14/01
-------------------------                                          ------------
Christ Krantz                  Director

/s/ William L. Komisar                                                3/14/01
-------------------------                                          ------------
William L. Komisar             Director

/s/ William P. McGovern                                               3/14/01
-------------------------                                          ------------
William P. McGovern            Director

-------------------------                                          ------------
John M. Rupcich                Director

-------------------------                                          ------------
Agatha T. Ulrich               Director

/s/ David A. Ulrich, Jr.                                              3/14/01
-------------------------                                          ------------
David A. Ulrich, Jr.           Director

/s/ William J. Werry                                                  3/14/01
-------------------------                                          ------------
William J. Werry               Director