Form 10-Q
period 2001-03-31
TRI CITY BANKSHARES CORP
filed 2001-05-11
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

     [ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

               Wisconsin                                       39-1158740
      ------------------------------                    ------------------------
     (State or other jurisdiction of                    (IRS Employer ID Number)
      incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                    (Address of principal executive offices)

                                      53154
                                    --------
                                    Zip Code

                                 (414) 761-1610
                             ----------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----   -----


     The number of shares outstanding of $1.00 par value common stock, as of March 31, 2001: 2,544,077

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION



Item 1       Financial Statements (Unaudited)                           Page #

                     Consolidated Balance Sheets as of
                     March 31, 2001 and December 31, 2000 ............    3

                     Consolidated Statements of Income
                     for the Three Months ended March 31, 2001
                     and 2000 ........................................    4

                     Consolidated Statements of Cash Flows
                     For the Three Months ended March 31, 2001
                     And 2000 ........................................    5

                     Notes to Unaudited Consolidated Financial
                     Statements ......................................    6

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ..............................................    7

Item 3       Quantative and Qualitative Disclosure about Market Risk..   13

PART II - OTHER INFORMATION

Item 6       Exhib14s and Reports on Form 8-K

             Signatures ..............................................   15

                         TRI CITY BANKSHARES CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              March 31,       December 31,
                                                2001              2000
                                           -------------     -------------
ASSETS
Cash and due from banks                    $  33,338,725     $  43,873,802
Federal funds sold                             8,200,642         1,335,776
                                           -------------     -------------
Cash and cash equivalents                     41,539,367        45,209,578
Investment securities:
     Held-to-maturity (fair
     value of 2001 - 124,688,513
              2000 - 133,942,334)            122,896,826       134,287,069
Loans                                        370,815,924       361,771,147
Allowance for loan losses                     (4,631,895)       (4,521,465)
                                           -------------     -------------
Net Loans                                    366,184,029       357,249,682

     Premises and equipment                   21,914,944        21,593,336
     Other assets                              4,744,981         4,735,268
                                           -------------     -------------

              TOTAL ASSETS                 $ 557,280,147     $ 563,074,933
                                           =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                  $ 125,363,342     $ 136,522,645
     Interest bearing (over $100,000)         47,398,000        44,214,855
     Interest bearing                        288,935,697       289,403,636
                                           -------------     -------------
         Total Deposits                      461,697,039       470,141,136
Short-term borrowings:
   Federal funds purchased and securities sold under
        agreements to repurchase              22,525,673        19,787,032
   Other Borrowings                              781,622         2,233,059
                                           -------------     -------------
        Total Short Term Borrowings           23,307,295        22,020,091
Other Liabilities                              1,879,902         2,017,264
                                           -------------     -------------
         TOTAL LIABILITIES                   486,884,236       494,178,491

Stockholders' equity:
 Cumulative Preferred stock,
    par value -$1 per share
     authorized - 200,000 shares;
     issued and outstanding-none
 Common stock, par value-$1 per share
    authorized-5,000,000 shares;
    issued and outstanding:
              2001 - 2,589,426 shares;
              2000 - 2,575,797 shares          2,589,426         2,575,797
Additional paid in capital                    12,302,626        11,757,507
Retained earnings                             55,503,859        54,563,138
                                           -------------     -------------
         TOTAL STOCKHOLDERS' EQUITY           70,395,911        68,896,442
                                           -------------     -------------
                                           $ 557,280,147     $ 563,074,933
                                           =============     =============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                               2001           2000
                                          -----------    -----------

Interest income:
     Loans, including fees                $ 8,180,399    $ 7,004,782
     Investment securities:
         Taxable                              779,275        899,491
         Exempt from federal income tax       864,172        917,680
     Federal funds sold                        57,020         17,823
                                          -----------    -----------
              TOTAL INTEREST INCOME         9,880,866      8,839,776

Interest expense:
     Deposits                               3,182,113      2,692,849
     Short-term borrowings                    299,854        190,417
                                          -----------    -----------
              TOTAL INTEREST EXPENSE        3,481,967      2,883,266
                                          -----------    -----------
              NET INTEREST INCOME           6,398,899      5,956,510
Provision for loan losses                    (105,000)       (75,000)
                                          -----------    -----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     6,293,899      5,881,510

Other income:
     Service charge income                    670,481        769,734
     Rental income                            312,372        246,241
     Other                                    694,973      1,329,032
                                          -----------    -----------
              TOTAL OTHER INCOME            1,677,826      2,345,007
Other expense:
     Salaries and employee benefits         2,990,629      2,919,702
     Net occupancy                            754,739        731,648
     Equipment                                358,254        326,477
     Data processing                          294,419        279,318
     Advertising                              139,576        153,071
     Regulatory agency assessments             51,051         50,714
     Office supplies                          161,354        156,960
     Other                                    629,158        615,335
                                          -----------    -----------
              TOTAL OTHER EXPENSE           5,379,180      5,233,225
                                          -----------    -----------

Income before income taxes                  2,592,545      2,993,292
Provision for income taxes                    673,000        836,000
                                          -----------    -----------

              NET INCOME                  $ 1,919,545    $ 2,157,292
                                          ===========    ===========

Per share data:
     Net income                           $      0.74    $      0.85
     Common stock investment              $     27.21    $     25.41
     Dividends                            $     0.380    $     0.350
Average shares outstanding                  2,587,154      2,542,922

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                2001             2000
                                           -------------    -------------

OPERATING ACTIVITIES
  Net income                               $   1,919,545    $   2,157,292
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Proceeds from sale of loans
        held for sale                          9,165,522          841,180
      Origination of loans held
        for sale                              (9,165,522)        (841,180)
      Amortization of investment
        securities premiums and
        accretion of discounts                    17,224           59,281
      Provision for loan losses                  105,000           75,000
      Provision for depreciation                 493,287          468,753
      Increase in interest receivable             27,975         (167,976)
      Decrease in interest payable               (33,210)         (13,422)
      Other                                     (141,863)       1,827,775
                                           -------------    -------------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES             2,387,958        4,406,703

INVESTING ACTIVITIES
  Proceeds from maturities and
    redemptions of investment
    securities                                17,199,185        4,373,235
  Purchase of investment securities           (5,826,167)               0
  Net increase in loans                       (9,039,347)     (10,120,398)
  Purchases of premises and equipment           (814,895)        (416,410)
                                           -------------    -------------
              NET CASH USED
              BY INVESTING ACTIVITIES          1,518,776       (6,163,573)
FINANCING ACTIVITIES
  Net decrease in deposits                    (8,444,097)      (4,780,233)
  Net increase in short-term
    borrowings                                 1,287,204       74,350,438
  Sale of Common Stock                           558,748          215,941
  Cash dividends                                (978,800)         888,383
                                           -------------    -------------
              NET CASH PROVIDED (USED)
              BY FINANCING ACTIVITIES         (7,576,945)      68,897,763
                                           -------------    -------------
              INCREASE (DECREASE) IN
              CASH AND CASH EQUIVALENTS       (3,670,211)      67,140,893
  Cash and cash equivalents at the
    beginning of the period                   45,209,578       45,481,918
                                           -------------    -------------
              CASH AND CASH EQUIVALENTS
              AT THE END OF THE PERIOD     $  41,539,367    $ 112,622,811
                                           -------------    =============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 2000. The December 31, 2000 financial information included herein is derived from the December 31, 2000 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported period. The operating results for the first three months of 2001 are not necessarily indicative of the results which may be expected for the entire 2001 fiscal year.

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


CHANGES IN FINANCIAL POSITION


Total assets for Tri City Bankshares Corporation (the "Corporation") have decreased $5.8 million (1.0%) during the first quarter of 2001 compared to an increase of $71.0 million (13.4%) during the first quarter of 2000. The first quarter of 2000 was inflated with an infusion of $76.8 million from several short term funding agreements entered into on the last day of the quarter. This additional cash had an affect on several different areas including but not limited to cash and cash equivalents, Federal Funds sold and customer repurchase agreements. Cash and cash equivalents decreased $10.5 million (24.0%) during the first three months of 2001 compared to an increase of $67.1 million (147.6%) during the same period in 2000.


Investment securities decreased $11.4 million (8.5%) in the first three months of 2001 compared to a decrease of $4.4 million (3.15%) during the same period in 2000. This decrease is due to maturities and calls on securities. Management has monitored available securities however, acceptable yields require unacceptable maturities and/or all features. As a result the securities portfolio has decreased 8.5% as the emphasis has shifted to lending.


In the first quarter of 2001, loan balances have increased $9.0 million (2.5%) compared to an increase of $10.1 million (3.2%) in the first quarter of 2000. Loan demand has continued slower although adequate to achieve a level of growth similar to that in 2000. Management has continued to monitor the quality of loans through the senior credit review committee and believes the loan standards, and as a result the quality of the portfolio, remain high. The Corporation has continued to provide each of the communities it serves with a local lending institution which keeps the customer's needs in mind while offering a personal touch. The allowance for loan loss increased $110,400 (2.4%) in the first quarter of 2001 compared to an increase of $20,500 (0.5%) in the first quarter of 2000. The increase keeps the allowance at the level management has sought to maintain and feels adequate to provide for any loan losses which may be realized.

Deposits of the Corporation have decreased $8.4 million (1.8%) during the first three months of 2001 compared to a decrease of $4.8 million (1.0%) during the first three months of 2000. Simultaneously, interest rates have declined during the first quarter of 2001, consumers have been trying to find the best investment for their money. Management has continued to find ways to maintain the Corporation's deposit base while attracting new deposits. Various promotions have been offered along with competitive rates to accomplish this goal. Although actual balances are down from year-end totals, average savings and time deposit balances have increased from $314.6 million as of March 31, 2000 to $334.5 million as of March 31, 2001. Total borrowings of the Corporation have increased $1.3 million (5.8%) during the first quarter of 2001 compared to an increase of $74.4 million during the first quarter of 2000, of which $76.4 million was due to borrowing agreements entered into on the last day of March in 2000.

Equity in the Corporation increased $1.5 million (2.2%) in the first quarter of 2001 compared to an increase of $1.5 million (2.4%) during the first quarter of 2000.

LIQUIDITY

The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and will encourage depositors to leave their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. In the event the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet liquidity needs, the banking subsidiary has available to meet demand $15.0 million in federal funds purchased as well as $30.3 million reverse repurchase agreements through its correspondent bank relationship. As an additional source of liquidity the Corporation's banking subsidiary established a credit facility with the ability to borrow $43.1 million at the Federal Reserve Bank of Chicago Loan and Discount Window.

CAPITAL RESOURCES

The progress on the construction of the new full service brick and mortar building in South Milwaukee, Wisconsin is proceeding as planned. The projected opening of this newest office is June 2001. This will bring the banking facilities of the Corporation to 32. This project will be funded internally and the cost of this project is estimated to be around $1.6 million. As of March 31, 2001, $970,200 has been expended to date. There are no other major projects currently planned for 2001, however management continues to examine ways in which the Corporation can grow and increase its profitability. Presented with the right opportunity, management will act according to the best interests of the Corporation.

RESULTS OF OPERATIONS


The Corporation's net income decreased $237,700 (11.0%) during the first three months of 2001 compared to an increase of $558,300 (34.9%) during the first three months of 2000. The Corporation sold its investment in the First National Bank of Eagle River in January 2000. The realized gain from this sale was $810,750, which was treated as ordinary gain. Had this transaction not occurred in 2000, the net income of the Corporation would have increased $255,100 (15.3%) during the first quarter of 2001 compared to an increase of $65,450 (4.1%) during the first quarter of 2000.


Loan interest income and fees increased $1.2 million (16.8%) in the first quarter of 2001 compared to an increase of $856,800 (13.9%) in the first quarter of 2000. Although loan demand has slowed slightly, portfolio growth during the first three months of 2001 has continued on an aggressive pace, similar to the level of 2000. Management has continued an effort to increase loan production while still maintaining a strong portfolio.


Interest income on investment securities decreased $173,700 (9.6%) during the first quarter of 2001 compared to a decrease of $44,000 (2.4%) in the first three months of 2000. As investment securities mature or are called, management has not found suitable securities to replace them and has decided to reinvest these funds into the loan portfolio where the demand has been high. Since interest rates have continued to drop, the securities which are available do not have suitable yields or there is question to the quality and riskiness of the security. Management will not sacrifice the quality of the Corporation's investment portfolio and subject the Corporation to undue risk in order to maximize profits. Interest income on funds sold increased $39,200 (219.9%) during the first quarter of 2001 compared to a decrease of $127,200 (87.7%) during the first quarter of 2000. The Corporation had repurchase agreements sold which it did not have in 2000.


Interest expense on deposits increased $442,400 (7.4%) in the first three months of 2001 compared to an increase of $78,500 (3.0%) in the first three months of 2000. Although regular savings deposit interest declined total interest expense on deposits increased. Although deposit balances decreased $8.4 million (1.8%) during the first three months of 2001, total deposits have increased $7.0 million (1.5%) from March 31, 2000 to March 31, 2001. Since interest rates on deposits have declined during the first quarter of 2001, this increase in deposit balances is primarily responsible for the increase in interest expense on deposits. Short-term borrowings interest expense also increased $109,400 (57.5%) during this same period in 2001 compared to an increase of $168,600 (773.0%) during the same period in 2000.


Other expenses increased only 2.8% ($144,000) during the first three months of 2001 compared to an increase of 4.4% ($221,000) during the same period in 2000. Salaries and employee benefits is the primary area of increase. New employees are needed to staff the new facility in South Milwaukee when it opens and are currently in training.


The income tax provision for the first quarter decreased 19.5% ($163,000) primarily since additional tax was provided for the gain on sale of the First National Bank of Eagle River stock sold during the first quarter of 2000. The relative tax rate for the Corporation was 25.96% and 27.93% for the three-month period ended March 31, 2001 and 2000 respectively.

A summarized change in income for the quarters appears below:

Three Months Ended                           March 31,   March 31,      2001
                                                2001       2000     Over(Under)
                                            (UNAUDITED) (UNAUDITED)     2000
                                             ---------   ---------   ---------
Revenue and Expenses: (000's)
  Interest Income                                 9,881      8,840      1,041
  Less: Interest Expense                          3,482      2,883        599
                                                -------    -------    -------
                 Net Interest Income              6,399      5,957        442
Less: Provision for Loan Loss                       105         75         30
      Other Operating Expense
       Net of Other Operating
       Revenues                                   3,701      2,889        812
                                                -------    -------    -------
Income Before Income Taxes                        2,593      2,993       (400)
Tax Provision                                       673        836       (163)
                                                -------    -------    -------
                      NET INCOME                $ 1,920    $ 2,157    $  (237)
                                                =======    =======    =======


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


The risk-based capital ratio for the Corporation is 19.41% and its leverage ratio is 12.81%.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, contains certain disclosures about market risks affecting the Corporation. There have been on material changes to the information provided which would require additional disclosures as of the date of this filing.

PART II - OTHER INFORMATION


          Item 6      Exhibits and Reports on Form 8-K

                      (a) Exhibits
                          None

                      (b) Reports on Form 8-K
                          None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRI CITY BANKSHARES CORPORATION

DATE:  May 11, 2001                         /s/Henry Karbiner, Jr.
       -----------------------------        --------------------------------
                                             Henry Karbiner, Jr.
                                             President, Chief Executive Officer
                                             and Treasurer
                                             (Chief Executive Office)



DATE:  May 11, 2001                         /s/Thomas W. Vierthaler
       -----------------------------        -------------------------------
                                             Thomas W. Vierthaler
                                             Vice President and Comptroller
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX


None