Form 10-Q
period 2001-06-30
TRI CITY BANKSHARES CORP
filed 2001-08-14
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


The number of shares outstanding of $1.00 par value common stock, as of June 30, 2001: 2,602,949

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                        Page #

Item 1     Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000                           3

             Consolidated Statements of Income
             for the Three Months ended June 30, 2001
             and 2000                                                      4

             Consolidated Statements of Income
             for the Six Months ended June 30, 2001
             and 2000                                                      5

             Consolidated Statements of Cash Flows
             for the Six Months ended June 30, 2001
             and 2000                                                      6

             Notes to Unaudited Consolidated Financial
             Statements                                                    7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

Item 3     Quantitative and Qualitative Disclosures About
           Market Risk                                                    15

PART II - OTHER INFORMATION


Item 4     Submission of Matters to a Vote of Security Holders            16

Item 6     Exhibits and Reports on Form 8-K                               19

           Signatures                                                     20

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,
ASSETS                                                 2001        December 31,
                                                   (Unaudited)         2000
                                                 -------------    -------------
Cash and due from banks                          $  31,878,783    $  43,873,802
Federal funds sold                                  28,143,198        1,335,776
                                                 -------------    -------------
Cash and cash equivalents                           60,021,981       45,209,578
Investment securities:
  Held-to-maturity (fair
  value of 2001 - $115,109,782
           2000 - $134,164,593)                    113,153,182      134,287,069
Loans                                              375,577,804      361,771,147
Allowance for loan losses                           (4,713,587)      (4,521,465)
                                                 -------------    -------------
   Net Loans                                       370,864,217      357,249,682

Premises and equipment                              22,261,317       21,593,336
Other assets                                         4,567,435        4,735,268
                                                 -------------    -------------
            TOTAL ASSETS                         $ 570,868,132    $ 563,074,933
                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                           $ 136,361,073    $ 136,522,645
  Interest bearing (over $100,000)                  47,005,000       44,214,855
  Interest bearing                                 288,748,501      289,403,636
                                                 -------------    -------------
         Total Deposits                            472,114,574      470,141,136

Short-term borrowings:
  Securities sold under agreements to repurchase    20,499,620       19,787,032
  Other                                              4,611,831        2,233,059
                                                 -------------    -------------
                                                    25,111,451       22,020,091
Other Liabilities                                    1,673,991        2,017,264
                                                 -------------    -------------
         TOTAL LIABILITIES                         498,900,016      494,178,491
Stockholders' equity:
  Cumulative Preferred stock,
    par value -$1 per share
    authorized - 200,000 shares;
    issued and outstanding-none
  Common stock,
    par value-$1 per share
    authorized-5,000,000 shares;
    Issued and outstanding:
               2001 - 2,602,949 shares;
               2000 - 2,575,797 shares               2,602,949        2,575,797
  Additional paid in capital                        12,857,087       11,757,507
  Retained earnings                                 56,508,080       54,563,138
                                                 -------------    -------------
  TOTAL STOCKHOLDERS' EQUITY                        71,968,116       68,896,442
                                                 -------------    -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 570,868,132    $ 563,074,933
                                                 =============    =============

     See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                     2001             2000
                                                 -----------      -----------

Interest income:
     Loans, including fees                       $ 8,109,271      $ 7,506,505
     Investment securities:
         Taxable                                     634,306          863,076
         Exempt from federal income tax              825,620          908,773
     Federal funds sold                              241,161          624,289
                                                 -----------      -----------
              TOTAL INTEREST INCOME                9,810,358        9,902,643

Interest expense:
     Deposits                                      3,051,482        2,766,282
     Short-term borrowings                           233,447          855,813
                                                 -----------      -----------
              TOTAL INTEREST EXPENSE               3,284,929        3,622,095
                                                 -----------      -----------
              NET INTEREST INCOME                  6,525,429        6,280,548
Provision for loan losses                           (105,000)         (75,000)
                                                 -----------      -----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES            6,420,429        6,205,548

Other income:
     Service charge income                           726,935          748,566
     Rental income                                   312,642          242,918
     Gain on Sale of Loans                                 0            2,993
     Other                                           730,807          592,702
                                                 -----------      -----------
              TOTAL OTHER INCOME                   1,770,384        1,587,179

Other expense:
     Salaries and employee benefits                3,046,224        2,931,510
     Net occupancy                                   725,438          744,422
     Equipment                                       377,210          366,148
     Data processing                                 299,258          283,789
     Advertising                                     159,422          144,020
     Regulatory agency assessments                    52,471           51,580
     Office supplies                                 140,235          119,912
     Other                                           668,374          657,960
                                                 -----------      -----------
              TOTAL OTHER EXPENSE                  5,468,632        5,299,341
                                                 -----------      -----------

Income before income taxes                         2,722,181        2,493,386
Provision for income taxes                           734,000          652,000
                                                 -----------      -----------


              NET INCOME                         $ 1,988,181      $ 1,841,386
                                                 ===========      ===========


Per share data:
     Net income                                  $      0.77      $      0.72

     Average shares outstanding                    2,600,128        2,548,508


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                     2001             2000
                                                 ------------     ------------

Interest income:
     Loans, including fees                       $ 16,289,670     $ 14,511,287
     Investment securities:
         Taxable                                    1,413,581        1,762,567
         Exempt from federal income tax             1,689,792        1,826,453
     Federal funds sold                               298,181          642,112
                                                 ------------     ------------
              TOTAL INTEREST INCOME                19,691,224       18,742,419

Interest expense:
     Deposits                                       6,233,595        5,459,131
     Short-term borrowings                            533,301        1,046,203
                                                 ------------     ------------
              TOTAL INTEREST EXPENSE                6,766,896        6,505,361
                                                 ------------     ------------
              NET INTEREST INCOME                  12,924,328       12,237,058
Provision for loan losses                            (210,000)        (150,000)
                                                 ------------     ------------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES            12,714,328       12,087,058

Other income:
     Service charge income                          1,397,416        1,518,300
     Rental income                                    625,014          489,159
     Gain on Sale of Loans                                  0            5,499
     Other                                          1,425,780        1,919,228
                                                 ------------     ------------
              TOTAL OTHER INCOME                    3,448,210        3,932,186
Other expense:
     Salaries and employee benefits                 6,036,853        5,851,212
     Net occupancy                                  1,480,177        1,476,070
     Equipment                                        735,464          692,625
     Data processing                                  593,677          563,107
     Advertising                                      298,998          297,091
     Regulatory Agency Assessments                    103,522          102,294
     Office Supplies                                  301,589          276,872
     Other                                          1,297,532        1,273,295
                                                 ------------     ------------
              TOTAL OTHER EXPENSE                  10,847,812       10,532,566
                                                 ------------     ------------

Income before income taxes                          5,314,726        5,486,678
Provision for income taxes                          1,407,000        1,488,000
                                                 ------------     ------------


              NET INCOME                         $  3,907,726     $  3,998,678
                                                 ============     ============

Per share data:
     Net income                                  $       1.51     $       1.57
     Common stock investment                     $      27.75     $      25.84
     Dividends                                   $      0.760     $      0.700
     Average shares outstanding                     2,593,677        2,545,715


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                     2001             2000
                                                 -------------    -------------

OPERATING ACTIVITIES
  Net income                                     $  3,907,726     $  3,998,678
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Proceeds from sale of loans
      held for sale                                18,915,817        1,564,300
    Origination of loans held
      for sale                                    (18,915,817)      (1,564,300)
    Amortization of investment
      securities premiums and
      accretion of discounts                           62,756          113,831
    Provision for loan losses                         210,000          150,000
    Provision for depreciation                        990,961          937,506
    Decrease (increase) in interest receivable        293,535         (137,527)
    Decrease in interest payable                      (25,484)         (27,020)
    Other                                            (443,498)       1,558,737
                                                 -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES           4,995,996        6,594,205

INVESTING ACTIVITIES
    Investment Securities Held to Maturity:
    Proceeds from maturities and redemptions
      of investment securities                     30,897,300        5,921,354
    Purchase of investment
      securities                                   (9,826,167)      (1,000,000)
    Net increase in loans                         (13,824,535)     (25,102,768)
    Purchases of premises and equipment            (1,658,942)        (779,638)
                                                 -------------    -------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                              5,587,656      (20,961,052)

FINANCING ACTIVITIES
    Net increase (decrease) in deposits             1,973,438      (19,892,460)
    Net increase in short-term
      borrowings                                    3,091,360       49,711,903
    Issuance of Common Stock                        1,126,732          429,210
    Cash dividends                                 (1,962,779)      (1,778,803)
                                                 -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           4,228,751       28,469,850
                                                 -------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS              14,812,403       14,103,003
    Cash and cash equivalents at the
      beginning of the period                      45,209,578       45,481,918
                                                 -------------    -------------
CASH AND CASH EQUIVALENTS
  AT THE END OF THE PERIOD                       $ 60,021,981     $ 59,584,921
                                                 =============    =============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 2000. The December 31, 2000 financial information included herein is derived from the December 31, 2000 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of June 30, 2001 and the results of its operations for the three month and six month periods ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The operating results for the first six months of 2001 are not necessarily indicative of the results which may be expected for the entire 2001 fiscal year.

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


CHANGES IN FINANCIAL POSITION


During the first six months of 2001, total assets of Tri City Bankshares Corporation (the "Corporation") have increased $7.8 million (1.4%) compared to an increase of $32.0 million (6.1%) during the first six months of 2000. The banking subsidiary of the Corporation received an infusion of $76.8 million from several short term funding agreements entered into on the last day of the first quarter in 2000. As of June 30, 2001, $18 million was still retained by the Corporation's banking subsidiary.

Cash and cash equivalents increased $14.8 million (32.8%) during the first six months of 2001. Funds from maturing or called securities have been invested short term in Federal Funds until investments with acceptable yields can be found. Since interest rates have dropped substantially during the first half of 2001, many investment securities are being called and reissued with lower interest yields.

Investment securities have decreased $21.1 million (15.7%) during the first half of 2001. Since the Federal Reserve has cut interest rates more than 2% during this period, municipal securities which could be called were repaid and reissued at lower yields. The Corporation's management strives to find investments which will help to maintain its average yield without increasing its exposure to risk. Although loan demand decreased during the latter half of the second quarter, some of the funds from maturing and called securities has been channeled into the loan portfolio. Loans have increased $13.8 million during the first half of 2001. Management believes this demand will continue to soften through the remainder of the year. The average yield on loans is usually higher than the yield which could be earned on some of the available municipal and agency securities. The allowance for loan losses has increased $192,100 during the first six months of 2001. Management closely monitors this reserve to maintain a level which reflects its confidence in the loan portfolio and believes adequate to provide for any loan losses which may be realized.


The Corporation's fixed assets have increased $668,000 (3.1%) primarily due to the construction of a new branch location in South Milwaukee, Wisconsin. The branch was opened in early June and is showing signs of growth and favorable acceptance in the community it is servicing.


Total deposits for the Corporation have increased $2.0 million (0.4%) during the first half of 2001. Management has continued to offer competitive rates on Certificates of Deposits in an effort to maintain the Corporation's deposit base while attracting new deposits.


LIQUIDITY


The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities.

Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and are intended to encourage depositors to leave their money in the Corporation's banking subsidiary. Management continues to research and examine the market in order to provide new savings instruments that will help attract new deposits and stimulate growth. If the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet current liquidity needs, the banking subsidiary has available to meet demand $21.8 million reverse repurchase agreement facilities.

CAPITAL RESOURCES

In early June a new full service brick and mortar branch of the Corporation was opened in South Milwaukee, Wisconsin. The cost of this facility was $1.6 million and was funded internally.


In April, Tri City National Bank launched www.tcnb.com, its website to offer internet banking. The cost of this project was $175,000 and was funded internally. As of June 30, 2001, over 800 customers have signed up with over 500 registering for on line bill paying.


There are no other major projects currently under consideration for the remainder of this year; however, management will continue to explore ways the Corporation can be of better service in the communities serviced as well as expand into new areas. Senior management is concerned with the growth and profitability of the Corporation and may pursue any opportunity which may present itself toward this end.

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net income of the Corporation increased $146,800 (8.0%) during the second quarter of 2001 compared to an increase of $103,900 (6.0%) during the second quarter of 2000. Fueled by the continued growth in the Corporation's loan portfolio, interest income and fees on loans increased $602,800 (8.0%) during the three months ended June 30, 2001 compared to an increase of $1.2 million (19.4%) during the same period in 2000. Although loan demand has slowed down and interest rates have declined, the Corporation has been able to generate enough growth in loans to increase its profitability. Management has continued its efforts to promote loan growth and to maximize the profitability of the Corporation.


Interest income on investment securities decreased $311,900 (17.6%) during the second quarter of 2001 compared to a decrease of $200,900 (10.2%) during the second quarter of 2000. Interest rates have continued to decline during the quarter which has prompted call options to be exercised on securities bearing this option. In turn these instruments may be reissued at a lower yield corresponding to the current interest rate climate. Management is continually searching for investment securities to replace those which have matured or have been called and still maintain a level of profitability which meets their investment criteria. Management feels that by building the loan portfolio first and then considering investment securities they can increase profits without exposing the Corporation to undue risk associated with certain higher yielding securities such as derivatives.


Interest income on Federal Funds sold has decreased $383,100 during the three month period ending June 30, 2001 compared to an increase of $594,700 during the three months ended June 30, 2000. The Corporation's banking subsidiary at the end of the first quarter of 2000 received a transfer of $78.0 million of which $48.0 million remained on June 30, 2000. As of June 30, 2001 $18.0 million has still been retained. The funds were placed in the Federal Funds market.


Interest expense on deposits increased $285,200 (10.3%) during the second quarter of 2001 compared to an increase of $160,200 (6.1%) during the same period in 2000. Although interest rates have been declining, deposit balances have been increasing. Management believes that its efforts to attract new deposits has been successful. They have offered very competitive rates on Certificates of Deposits (CDs) and are still offering attractive rates to retain these deposits. The Corporation's deposits have increased $32.5 million from June 30, 2000 to June 30, 2001. Interest expense on short term borrowings has decreased $622,400 (72.7%) during the second quarter of 2001 compared to an increase of $800,100 in the second quarter of 2000 primarily due to the short-term funding agreements entered into at the end of March, 2000.


Other income increased $183,200 (11.5%) in the second quarter of 2001 compared to a decrease of $251,400 (13.7%) in the second quarter of 2000. Continued popularity of Tri City's EZPay checkcard has resulted in a 51% increase in merchant discounts. These fees account for a significant part of the increase in other income. Additional office space was rented out at several of the Corporation's locations which helped to increase rental income. There was also a gain on the sale of Other Real Estate Owned and other property owned by the Corporation.


Other expenses increased $169,300 (3.2%) in the three month period ended June 30, 2001 compared to an increase of $166,400 (3.2%) in the three months ended June 30, 2000. There were no significant increases except for additional supplies for start up of the new branch bank in South Milwaukee.

A summarized change in income for the quarters appears below:

Three Months Ended                         June 30,    June 30,      2001
                                             2001        2000      Over(Under)
                                         (UNAUDITED)  (UNAUDITED)    2000
                                         -----------  -----------  -----------
Revenue and Expenses: (000's)
  Interest Income                        $   9,810    $   9,903    $     (93)
  Less: Interest Expense                     3,285        3,622         (337)
                                         -----------  -----------  -----------
          Net Interest Income                6,525        6,281          244
  Less: Provision for Loan Loss                105           75           30
        Other Operating Expense
          Net of Other Operating
          Revenues                           3,698        3,713          (15)
                                         -----------  -----------  -----------
Income Before Income Taxes                   2,722        2,493          229
Tax Provision                                  734          652           82
                                         -----------  -----------  -----------
        NET INCOME                       $   1,988    $   1,841    $     147
                                         ===========  ===========  ===========

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Net income of the Corporation for the six month period ending June 30, 2001 decreased $91,000 (2.3%) compared to an increase of $662,200 (19.8%) during the same period in 2000. The sale of the Corporation's investment in the First National Bank of Eagle River, Eagle River, Wisconsin in 2000 is the main reason for this difference. If the sale had not occurred, the net income in the first six months of 2001 would have increased $401,900 (11.46%) over the net income for the first six months of 2000.


Interest income and fees on loans increased $1.8 million (12.3%) during the first half of 2001 compared to an increase of $2.1 million(17.2%) in the first half of 2000. Loan demand has continued although it is not as strong as it was in the first six months of 2000. Funds derived from maturing or called investment securities have been invested into the loan portfolio because the demand for loans exists and the yield is better than what could be obtained from reinvestment of these funds into similar security instruments.


Interest expense on deposits has increased $774,500 (14.2%) in the first six months of 2001 compared to an increase of $238,700 (4.6%) in the first six months of 2000. Although interest rates have decreased, balances have increased primarily in time deposits which were offering higher yields. Short-term borrowings have decreased $512,900 during the first half of 2001 compared to an increase of almost $968,700 during the first half of 2000. The balance in customer reverse repurchase agreements was $20.5 million as of June 30, 2001 compared to a balance of $48.9 million on June 30, 2000.


Total other income decreased $484,000 (12.3%) in the first six months of 2001 compared to an increase of $442,200 (12.7%) during the same period in 2000 primarily due to the gain recorded in 2000 of $810,000 derived from the sale of the Corporation's investment in the First National Bank of Eagle River. Adjusting for this gain total other income has increased $311,800 (27.99%) during this six month period in 2001.


Total other expenses have increased $315,200 (3.0%) in the six months ended June 30, 2001 compared to an increase of $387,500 (3.8%) in the six months ended June 30, 2000. The only significant increases during this six month period in 2001 were associated with the opening of the new branch in South Milwaukee.

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

The risk-based capital ratio for the Corporation is 19.71% and its leverage ratio is 12.87%.

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

 PART II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders

On June 13, 2001, Tri City Bankshares Corporation held its annual shareholders' meeting. The only item held for a vote of shareholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 2,324,186 which represented approximately 89.5% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

       Director's Name:           Frank Bauer
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Sanford Fedderly
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Gravitter
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Henry Karbiner, Jr.
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William L. Komisar
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Christ Krantz
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Rudie Lauterbach
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William McGovern
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Robert Orth
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Ronald K. Puetz
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           David Ulrich, Jr.
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Werry
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott A. Wilson
            For                   2,266,715
            Against               0
            Withheld              57,471
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Agatha T. Ulrich
            For                   2,266,790
            Against               0
            Withheld              57,396
            Abstain               0
            Broker Non-Vote       0

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



                         TRI CITY BANKSHARES CORPORATION



DATE:  August 14, 2001                      /s/Henry Karbiner, Jr.
     ---------------------------            ----------------------------------
                                            Henry Karbiner, Jr.
                                            President, Chief Executive Officer,
                                            and Treasurer



DATE:  August 14, 2001                      /s/Thomas W. Vierthaler
     ---------------------------            ----------------------------------
                                            Thomas W. Vierthaler
                                            Vice President and Comptroller
                                            (Chief Accounting Officer)