Form 10-Q
period 2001-09-30
TRI CITY BANKSHARES CORP
filed 2001-11-14
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

     [ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

            Wisconsin                                    39-1158740
          -------------                                ---------------
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


The number of shares outstanding of $1.00 par value common stock, as of September 30, 2001: 2,626,216

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART 1 - FINANCIAL INFORMATION

                                                                      Page #

Item 1                Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of
                      September 30, 2001 and December 31, 2000           3

                      Consolidated Statements of Income
                      for the Three Months ended
                      September 30, 2001 and 2000                        4

                      Consolidated Statements of Income
                      for the Nine Months ended
                      September 30, 2001 and 2000                        5

                      Consolidated Statements of Cash Flows
                      for the Nine Months ended
                      September 30, 2001 and 2000                        6

                      Notes to Unaudited Consolidated Financial
                      Statements                                         7

Item 2                Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      9

Item 3                Quantitative and Qualitative Disclosures
                      About Market Risk                                 16


PART II - OTHER INFORMATION



Item 6                Exhibits and Reports on Form 8-K                  17

                      Signatures                                        18

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                September 30,     December 31,
ASSETS                                                2001             2000
                                                 (Unaudited)
                                                -------------    -------------

Cash and due from banks                         $  27,787,182    $  43,873,802
Federal funds sold                                 37,636,574        1,335,776
                                                -------------    -------------
Cash and cash equivalents
Investment securities:
     Held-to-maturity (fair
     value of  2001 - $121,318,667
              2000 - $134,164,593)                118,112,662      134,287,069
Loans                                             376,639,698      361,771,147
Allowance for loan losses                          (4,778,314)      (4,521,465)
                                                -------------    -------------
     Net Loans                                    371,861,384      357,249,682

Premises and equipment                             22,684,910       21,593,336
Other assets                                        4,548,016        4,735,268
                                                -------------    -------------

              TOTAL ASSETS                      $ 582,630,728    $ 563,074,933
                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                       $ 131,421,441    $ 136,522,645
     Interesting bearing (over $100,000)           58,504,979       44,214,855
     Interest bearing                             302,458,701      289,403,636
                                                -------------    -------------
         Total Deposits

Short-term borrowings:
     Securities sold under agreements to repurch   10,076,621       19,787,032
     Other                                          4,703,433        2,233,059
                                                -------------    -------------

Other Liabilities                                   2,277,403        2,017,264
                                                -------------    -------------

         TOTAL LIABILITIES                        509,442,578      494,178,491

Stockholders' equity:
   Cumulative Preferred stock,
     par value  - $1 per share
     authorized - 200,000 shares;
     issued and outstanding - none
   Commonstock,
     par value  - $1 per share
     authorized - 5,000,000 shares;
     Issued and outstanding:
           2001 - 2,616,216 shares;
           2000 - 2,575,797 shares                  2,616,216        2,575,797
         Additional paid in capital                13,414,328       11,757,507
         Retained earnings                         57,157,606       54,563,138
                                                -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY

         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY              $ 582,630,728    $ 563,074,933
                                                =============    =============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                     2001            2000
                                                ------------    ------------

Interest income:
     Loans, including fees                      $  7,995,846    $  8,032,995
     Investment securities:
         Taxable                                     622,698         732,573
         Exempt from federal income tax              803,436       1,012,312
     Federal funds sold                              364,815         222,215
                                                ------------    ------------
              TOTAL INTEREST INCOME                9,786,795      10,000,095

Interest expense:
     Deposits                                      3,037,282       2,785,484
     Short-term borrowings                           170,477         787,861
                                                ------------    ------------
              TOTAL INTEREST EXPENSE               3,207,759       3,573,345
                                                ------------    ------------
              NET INTEREST INCOME                  6,579,036       6,426,750
Provision for loan losses                           (105,000)        (75,000)
                                                ------------    ------------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES            6,474,036       6,351,750

Other income:
     Service charge income                           682,413         712,456
     Rental income                                   317,562         235,731
     Gain or Sale of Loans                                 0               0
     Other                                           757,647         602,376
                                                ------------    ------------
              TOTAL OTHER INCOME                   1,757,622       1,550,563

Other Expense:
     Salaries and employee benefits                3,188,481       2,935,060
     Net occupancy                                   774,977         722,735
     Equipment                                       377,042         367,243
     Data processing                                 309,957         289,525
     Advertising                                     227,916         203,203
     Regulatory Agency Assessments                    52,241          52,667
     Office Supplies                                 134,322         151,580
     Other                                           999,084         582,291
                                                ------------    ------------
              TOTAL OTHER EXPENSE                  6,064,020       5,304,304

Income before income taxes                         2,167,638       2,598,009
Provision for income Taxes                           529,000         684,000
                                                ------------    ------------

              NET INCOME                        $  1,638,638    $  1,914,009
                                                ============    ============

Per share data:
     Net income                                 $       0.63    $       0.75

     Average shares outstanding                 $  2,613,477    $  2,559,943

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                     2001            2000
                                                ------------    ------------

Interest income:
     Loans, including fees                      $ 24,285,516    $ 22,544,282
     Investment securities:
         Taxable                                   2,036,279       2,495,140
         Exempt from federal income tax            2,493,228       2,838,765
     Federal funds sold                              662,996         864,327
                                                ------------    ------------
              TOTAL INTEREST INCOME               29,478,019      28,742,514

Interest expense:
     Deposits                                      9,270,877       8,244,615
     Short-term borrowings                           703,778       1,834,091
                                                ------------    ------------
              TOTAL INTEREST EXPENSE               9,974,655      10,078,706
                                                ------------    ------------
              NET INTEREST INCOME                 19,503,364      18,663,808
Provision for loan losses                           (315,000)       (225,000)
                                                ------------    ------------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES           19,188,364      18,438,808

Other income:
     Service charge income                         2,079,829       2,230,756
     Rental income                                   942,576         724,890
     Gain on Sale of Loans                                 0           8,672
     Other                                         2,183,427       2,518,431
                                                ------------    ------------
              TOTAL OTHER INCOME                   5,205,832       5,482,749

Other expense:
     Salaries and employee benefits                9,225,334       8,786,272
     Net occupancy                                 2,255,154       2,198,805
     Equipment                                     1,112,506       1,059,868
     Data processing                                 903,634         852,632
     Advertising                                     526,914         500,294
     Regulatory agency assessments                   155,763         154,961
     Office supplies                                 435,911         428,452
     Other                                         2,296,616       1,855,586
                                                ------------    ------------
              TOTAL OTHER EXPENSE                 16,911,832      15,836,870

Income before income taxes                         7,482,364       8,084,687
Provision for income taxes                         1,936,000       2,172,000
                                                ------------    ------------
              NET INCOME                        $  5,546,364    $  5,912,687
                                                ============    ============

Per share data:
     Net income                                 $       2.13    $       2.32
     Common stock investment                    $      28.15    $      26.39
     Dividends                                  $      1.140    $      1.050
     Average shares outstanding                    2,600,350       2,550,492


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                     2001            2000
                                                ------------    ------------

OPERATING ACTIVITIES
     Net income                                 $  5,546,364    $  5,912,687
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Proceeds from sale of loans
         held for sale                            39,216,711       3,472,010
       Origination of loans held
         for sale                                (39,216,711)     (3,472,010)
       Amortization of investment
         securities premiums and
         accretion of discounts                      107,517         168,807
       Provision for loan losses                     315,000         225,000
       Provision for depreciation                  1,484,590       1,406,259
      (Increase) in interest receivable              263,989        (359,005)
      (Decrease) in interest payable                  35,998         (34,270)
       Other                                         147,396       2,143,368
                                                ------------    ------------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                 7,900,854       9,462,846

INVESTING ACTIVITIES
     Investment Securities Held to Maturity:
       Proceeds from maturities and redemptions
         of investment securities                 50,045,053       7,384,881
       Purchase of investment
         securities                              (33,978,160)     (1,000,000)
       Net increase in loans                     (14,926,702)    (38,044,894)
       Purchases of premises and equipment        (2,576,164)     (1,370,673)
                                                ------------    ------------
              NET CASH PROVIDED (USED)
              BY INVESTING ACTIVITIES             (1,435,973)    (33,030,686)

FINANCING ACTIVITIES
     Net increase (decrease) in deposits          22,243,985     (32,147,268)
     Net increase in short-term
         borrowings                               (7,240,037)     40,624,304
     Issuance of Common Stock                      1,697,240         940,858
     Cash dividends                               (2,951,891)     (2,671,188)
                                                ------------    ------------
              NET CASH PROVIDED
                BY FINANCING ACTIVITIES           13,749,297       6,746,706
                                                ------------    ------------
              INCREASE IN CASH
                AND CASH EQUIVALENTS              20,214,178     (16,821,134)

Cash and cash equivalents at the
         beginning of the period                  45,209,578      45,481,918
                                                ------------    ------------
              CASH AND CASH EQUIVALENTS
                AT THE END OF THE PERIOD        $ 65,423,756    $ 28,660,784
                                                ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2000. The December 31, 2000 financial information included herein is derived from the December 31, 2000 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of September 30, 2001 and the results of its operations for the three month and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The operating results for the first nine months of 2001 are not necessarily indicative of the results which may be expected for the entire 2001 fiscal year.
(B) Accounting Changes
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.
The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the Statements is not expected to have a material effect on the earnings or financial position of the Corporation.
(C)      Pending Litigation
Tri City is the defendant in two separate actions pending in Milwaukee County, Wisconsin, Circuit Court. Both of the actions arise out of a loan fraud perpetrated by an individual not affiliated with the bank. Two former employees of Tri City were convicted of providing false information used by the individual to fraudulently obtain loans. The court granted one of the plaintiffs summary judgment on liability, and the case has been set for trial on damages commencing April 15, 2002. The second action is in the early stages of discovery. An estimate of the Corporation's liability with respect to the claims cannot be reasonable made with currently available information. The bank's fidelity bond insurer has denied the bank's initial request for coverage of losses which may result from these lawsuits. However, after consultation with outside counsel the Corporation believes that damages that may be awarded for either or both cases should be covered by the bank's fidelity bond. If our views prevail this litigation should not have a material effect on the Corporation's results of operations.

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

CHANGES IN FINANCIAL POSITION


 Net assets of Tri City Bankshares Corporation (the "Corporation") have increased $19.6 million (3.5%) during the nine months ended September 30, 2001. Loan growth has slowed during the second and third quarters, and as a result loan portfolio increases during the first nine months of 2001 were $14.9 million. The uncertainty of the current economy and national events during the past several months have slowed the demand for loans. Management continues its growth goals as lenders in the banking subsidiary work toward new business development despite the slowdown. The reserve for loan losses has increased $256,850 (5.7%) in the first nine months of 2001. This growth is reflective of the overall increase in loans during the past twelve months and not the result of increases required by a deterioration of the loan portfolio. Management assessment of portfolio performance reflects stable loan delinquency, collection, non-accrual and charge off levels. Management reviews the adequacy of the Corporation's reserve for loan loss quarterly, and considers the level of non-performing loans, loan portfolio size and composition, borrower's financial condition, general economic conditions, collateral adequacy and historical loss experience. The average loan charge-off history for the Corporation has remained low and management believes the current slowdown in the economy market should not require an increase in the reserve.


Investment securities decreased during the first nine months of 2001 by $16.2 million (12.0%). A significant number of investments have been called due to the rapid decline in interest rates during the first nine months of 2001. Replacing these called securities, and reinvesting normally maturing securities have reduced the investment portfolio average yield. Redeployment opportunities at reasonable yields are limited and short term placement in Federal funds has also lowered margins as the Federal Reserve has dramatically reduced short term rates. Temporary positions in Federal funds until suitable investment securities can be found accounts for the $20.2 million (44.7%) increase in cash and cash equivalents during the first nine months of 2001.


Premises and equipment have increased $1.1 million (5.1%) during the first nine months of 2001. A new brick and mortar branch location in South Milwaukee, Wisconsin is primarily responsible for this increase. The Corporation has also replaced equipment at its service center in anticipation of offering customers "check imaging" statements in the near future.


During the first nine months of 2001, deposits have increased $22.2 million (4.7%). Management continues to work diligently to maintain and expand the Corporation's deposit base. Promotional offers are intended to attract new customers and keep existing ones. The dramatic decline in rates during 2001 requires management to devise ways to offer customers savings instruments which provide some flexibility and competitive rates. The goal, as always, is maintaining a competitive edge while still ensuring the profitability of the Corporation.

LIQUIDITY

The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and will encourage depositors to leave their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation not only to retain these deposits, but also to encourage continued growth. In the event the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet liquidity needs, the banking subsidiary had federal funds sold availability at quarter end to meet funding demand of $24.3 million. The banking subsidiary also has a $30 million federal funds purchase facility available through its correspondent bank relationship. In addition, the subsidiary has $34 million available for short term liquidity through reverse repurchase agreements. CAPITAL RESOURCES

During the first nine months of 2001 the Corporation has opened a new full service brick and mortar branch in South Milwaukee, Wisconsin. The Corporation also replaced some item processing equipment at its item processing center in anticipation of offering check imaging to customers as a alternative to returning cancelled checks in their statements. These projects cost approximately $2 million and were funded internally. There are no other major projects currently planned for 2001; however, management continues to examine ways in which the Corporation can grow and increase its profitability. Presented with the right opportunity, management will act according to the best interests of the Corporation.

RESULTS OF OPERATIONS

                 Three Months ended September 30, 2001 and 2000
                 ----------------------------------------------
Net income for the Corporation has decreased $430,600 (32.8%) during the third quarter ended September 30, 2001 compared to an increase of $177,100 (10.2%) during the same period in 2000. Professional fees for the banking subsidiary, including legal and related expenses associated with pending litigation increased $230,200. Additionally, as the prime rate and interest rates in general have continued to slide downward, the net interest margin of the banking subsidiary has been compressed. The slowing economy has also dampened loan demand. New loans for the third quarter of 2001 increased $1.1 million compared to an increase of $12.9 million in 2000. As a result, while the loan portfolio remained stable, loan growth did not provide a positive contribution to interest income on loans and net income overall as it has for several recent quarters.


As prime tied and maturing loans reprice in a declining rate scenario, the overall average yield in the loan portfolio also decreases, although fees earned on loans have continued to remain stable. The average yield on loans was 7.85% as of September 30, 2001 compared to an average yield of 8.73% as of September 30, 2000.


Interest income on investment securities decreased $318,700 (18.3%) during the third quarter of 2001 compared to a decrease of $216,700 (11.0%) in the third quarter of 2000. Declining rates have continued to affect the investment securities as well. A portion of available securities carry call provisions which enable them to advance their maturity dates. As rates have continued to decline, most securities which have call features have been called and reissued at lower yields. Management has allowed the investment portfolio to contract through the third quarter.

Interest earned on Federal Funds sold has decreased $208,900 during the third quarter ended September 30, 2001 compared to an increase of $212,700 in the third quarter ended September 30, 2000. Interest yields earned on Federal Funds sold have decreased substantially from a September 2000 average yield of 6.6% to a September 2001 average yield of 3.1%.


Interest expense on deposits increased $251,800 (9.0%) in the three months ended September 30, 2001 compared to an increase of $169,400 (6.5%) in the three months ended September 30, 2000. Although interest rates have declined, deposits have increased substantially. Some repricing occurred daily during the quarter on immediately repricable deposits. Other deposit products were reviewed periodically during the quarter and repriced in accordance with the market and the competition. Additional reductions in interest expense will occur in the fourth quarter as a large block of high yielding certificates of deposit mature. Management's goal is to invest these funds into instruments that will give the Corporation an adequate spread and still maintain a positive liquidity position. Management strives to maintain a liquidity position in which the Corporation can adjust to drastic rate changes and still maintain strong profitability. Interest expense on borrowed funds decreased $617,400 (78.4%) during the third quarter of 2001 compared to an increase of $581,900 (282.6%) in the third quarter of 2000. The Corporation was not only paying lower rates for borrowed funds but also experienced lower balances. In 2000 the Corporation paid an average of 6.3% on quarterly average borrowings of $50.4 million while in 2001 the average rate dropped to 2.6% on quarterly average borrowings of $21.6 million.


Other income increased $207,000 (13.4%) in the three months ended September 30, 2001 compared to a decrease of $173,400 (10.1%) in the three months ended September 30, 2000. The Corporation has begun to offer investment services to its customers and income from this venture has added to net income. Fees derived from check card usage have also increased significantly.

Other expenses increased $759,700 (14.3%) in the third quarter of 2001 compared to an increase of $94,400 (1.8%) in the third quarter of 2000. Again, significant increases in legal and professional fees related to pending litigation are a major contributor to this increase. A second contributor is the dramatic increase of the health care benefit for full time employees. This increase for the third quarter was $79,700 over the cost of the same benefit during the same period last year.

A summarized change in income for the quarters appears below:

Three Months Ended                 September 30,    September 30,       2001
                                       2001             2000        Over (Under)
                                    (UNAUDITED)      (UNAUDITED)        2000
                                     -------          -------          -------

Revenue and Expenses: (000's)
  Interest Income                    $ 9,787          $10,000             (213)
  Less: Interest Expense               3,208            3,573             (365)
                                     -------          -------          -------

             Net Interest Income       6,579            6,427              152
Less: Provision for Loan Loss            105               75               30
      Other Operating Expense
       Net of Other Operating
       Revenues                        4,306            3,754              552
                                     -------          -------          -------

Income Before Income Taxes             2,168            2,598             (430)
Tax Provision                            529              684             (155)
                                     -------          -------          -------

                 NET INCOME          $ 1,639          $ 1,914          $  (275)
                                     =======          =======          =======



                  Nine Months ended September 30, 2001 and 2000
                  ---------------------------------------------

Net income for the first nine months of 2001 decreased $366,300 (6.2%) compared to an increase of $839,300 (16.5%) in the first nine months of 2000. During the first quarter of 2000 the Corporation sold its investment in the First National Bank of Eagle River, Wisconsin. If 2000 net income is adjusted for the gain and associated taxes on this transaction, then net income for the first nine months of 2001 would have increased $126,500 (2.3%) compared to an increase of $346,400 (6.4%) in the first nine months of 2000.

Interest income and fees on loans increased $1.7 million (7.7%) during the first nine months of 2001 compared to an increase of $3.5 million (18.3%) during the first nine months of 2000. Although the loan portfolio has increased $14.9 million since December 31, 2000, interest rates have been steadily declining during 2001 with the Federal Reserve lowering their lending rate seven times during the first nine months of 2001. Management believes that commercial loan demand will remain remain soft through the remainder of this year. Consumer loan demand has also softened as the auto industry stimulates with 0% APR offers. One exception in the loan sector has been increased activity in home mortgage loans. These loans do not increase the banking subsidiary's loan portfolio as they are ultimately sold in the secondary market. They are nonetheless very good business and management has taken steps to increase production capacity for this product because the activity produces fee income from closing costs, long term revenue from servicing fees and brings new customers to the bank.


Interest income on investment securities has decreased $804,400 (15.1%) in the nine months ended September 30, 2001 compared to a decrease of $474,100 (8.2%) in the nine months ended September 30, 2000. Rapidly falling interest rates have encouraged early calls on those securities that were issued with this feature. Municipalities have taken advantage of this environment and have called their obligations if they could and reissued them at much lower yields.


Interest expense on deposits increased $1.0 million (12.4%) during the first nine months of 2001 compared to an increase of $408,100 (5.2%) in the first nine months of 2000. Deposit balances increased $22.2 million in the first nine months of 2001 compared to a decrease of $32.1 million during the same period in 2000. The increase in expense due to balance increase has more than offset the decrease attributed to the drop in rates on these deposits. Interest on borrowed funds has decreased during the first nine months of 2001 $1.1 million (61.6%) compared to an increase of $1.5 million (547.1%) during the first nine months of

2000. Proceeds from short-term funding agreements entered into during the first quarter of 2000 have been withdrawn and rates have drastically fallen on borrowed funds.


Other expenses net of other income increased $1.3 million (13.1%) during the first nine months of 2001 compared to an increase of $213,200(2.1%) during the first nine months of 2000. During 2001 the Corporation encountered additional expenses from operations started at a new branch office in South Milwaukee, Wisconsin, and from new equipment purchased for the document imaging process at the Corporation's service center. The Corporation also realized a gain of $811,000 on the sale of its investment in an affiliated bank during 2000.


 CAPITAL ADEQUACY

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0% of which 4.0% must be comprised of tier 1 capital.
The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%. The risk-based capital ratio for the Corporation is 19.76% and its leverage ratio is 12.60%.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

PART II - OTHER INFORMATION
Item 1   Legal Proceedings
           See footnote C of the Corporation's financial statements for information pertaining to legal proceedings.

Item 6   Exhibits and Reports on Form 8-K

           (a)  Exhibits
                None

           (b)  Reports on Form 8-K
                None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION
                                  (Registrant)



DATE:     November 13, 2001                  /s/Henry Karbiner,Jr.
       ---------------------                 ----------------------------------
                                             Henry Karbiner, Jr., President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



DATE:     November 13, 2001                  /s/Thomas W. Vierthaler
       ---------------------                 ------------------------------
                                             Thomas W. Vierthaler
                                             Vice President and Comptroller
                                            (Chief Accounting Officer)