Form 10-K
period 2001-12-31
TRI CITY BANKSHARES CORP
filed 2002-03-29
CIK 313337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2001

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

6400 South 27th Street
Creek, Wisconsin                                             53154
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (414) 761-1610

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          $1.00 Par Value Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2) and has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

As of March 1, 2002, 2,629,834 shares of common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $39,169,870.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                      Incorporated in
--------------------------                                    ---------------
Annual report to shareholders for fiscal year                 Parts II and IV
 ended December 31, 2001
Proxy statement for annual meeting of shareholders
 to be held on June 12, 2002                                  Part III

Form 10-K Table of Contents

-------------------------------------------------------------------------------

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

                                     PART I


Item 1.  BUSINESS

General

Tri City Bankshares Corporation ("Registrant"), a registered bank holding company, is a Wisconsin corporation organized in 1970 which provides commercial banking services in the metropolitan Milwaukee area through its wholly-owned subsidiary Tri City National Bank (the "Bank").

On a consolidated basis at December 31, 2001, Registrant had assets of $602,772,985, net loans of $368,010,812, deposits of $521,269,309 and stockholders' equity of $74,865,449. Registrant's primary function is to coordinate the banking policies and operations of the Bank in order to improve and expand its banking services in its operation by joint efforts in certain areas such as auditing, regulatory compliance, training of personnel, advertising, proof and bookkeeping, and business development. Registrant's services are furnished through officers of Registrant who are also officers of the Bank. Registrant's primary sources of revenue are (1) dividends paid on the shares of the subsidiary bank's stock which it owns and (2) management fees in payment for the services it provides to the Bank.

Registrant is engaged in only one business segment, namely commercial banking.

The Registrant's banking business is principally conducted by one commercial bank bearing the "Tri City" name. The Bank is supervised by the Office of the Comptroller of the Currency and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides full-service banking to individuals and businesses, including checking and savings accounts, commercial and consumer loans, installment loans, real estate and mortgage loans, manufactured housing loans, credit cards, and personal reserve accounts. The Bank maintains an investment portfolio consisting primarily of U.S. agency and state and political subdivision securities. Certain bank locations have drive-in banking facilities.

The following table sets forth certain information regarding Tri City National
Bank:

Name of Bank and                                                Assets as of
    Location                   Year Organized                December 31, 2001
    --------                   --------------                -----------------
Tri City National Bank              1963                       $602,772,938
6400 South 27th Street
Oak Creek, Wisconsin

Supervision and Regulation

As a registered bank holding company, the Registrant is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act, as amended (the "BHCA"). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency.

Under the BHCA, the Registrant is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Registrant might not do so absent such policy. In addition, there are numerous federal and state laws and regulations which regulate the activities of the Registrant, the Bank, and its non-bank subsidiaries. They include requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking.

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required it warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 capital leverage ratio applicable to it.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized,"

"undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2001, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category. As of December 31, 2001, the Bank had a total risk-based capital ratio of 19.8%, a Tier 1 risk-based capital ratio of 17.86% and a leverage ratio of 11.95%. The Bank was deemed well capitalized as of December 31, 2001 and 2000.

Current federal law provides that the adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not "opt out" of interstate branching.

The laws and regulations to which the Company is subject are constantly under review by Congress, regulatory agencies and state legislatures. In 1999, Congress enacted the Gramm-Leach-Bliley Act (the "Act"), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Company has determined not to become certified as a financial holding company at this time. The Company may reconsider this determination in the future.

Capital Requirements

See footnote 8 to the audited financial statements, incorporated by reference in
Item 8, below, for a discussion of the capital requirements of the Registrant and the Bank.

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

Competition

All of the Registrant's banking facilities are located in Milwaukee, Waukesha, Racine and Ozaukee Counties. Accordingly, the Bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. The banking industry in this area is highly competitive and the Bank faces vigorous competition not only from the many banks in the area, but from other financial institutions such as savings and loan associations, credit unions, and finance companies.

Employees

At December 31, 2001, Registrant employed 98 officers and 315 employees in total. Employees are provided a variety of employment benefits and Registrant considers its employee relations to be excellent.

The following pages set forth the statistical data required by Guide 3 of the Securities and Exchange Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports.

           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL
                             (Dollars in Thousands)


The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 2001, 2000 and 1999.

                                                                  Year Ended December 31
                                           2001                            2000                             1999
                                         --------                        --------                         --------
                               Average               Yield     Average                Yield     Average               Yield
                               Balance   Interest   or Rate    Balance   Interest    or Rate    Balance   Interest   or Rate
ASSETS
Interest-earning assets:
Loans (1)                     $371,031   $ 31,966     8.62%   $342,806   $ 30,592      8.92%   $296,868   $ 25,912     8.73%
Taxable investment securitie    48,280      2,834     5.87      57,411      3,481      6.06      63,106      3,891     6.17
Nontaxable investment securi    73,031      4,892     6.70      80,328      5,350      6.66      84,695      5,731     6.77
Federal funds sold              25,820        846     3.28      14,285        895      6.27       4,146        203     4.90
                              --------   --------   -------   --------   --------   --------   --------   --------   -------
Total interest-earning asset   518,162    40,538      7.82%    494,830     40,318      8.15%    448,815     35,737     7.96%
Noninterest-earning assets:
 Other Assets                   51,744                          51,353                           58,417
                              --------                        --------                         --------
                              $569,906                        $546,183                         $507,232
                              ========                        ========                         =========


           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
              INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
                             (Dollars in Thousands)


                                                                       Year Ended December 31
                                                   2001                             2000                            1999
                                                   ----                             ----                            ----
                                       Average                Yield     Average               Yield     Average               Yield
                                       Balance   Interest    Or Rate    Balance   Interest   Or Rate    Balance   Interest   Or Rate
                                      --------   --------    -------   --------   --------   -------   --------   --------   -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits                      $201,210    $  3,869     1.92%    $197,085  $ 5,022      2.55%   $196,559   $  4,758     2.42%
Other time deposits                    146,331       7,992     5.46      116,603    6,361      5.46     113,791      5,745     5.05
Short-term borrowings                   19,705         748     3.80       37,187    2,258      6.07       8,796        460     5.23
                                      --------    --------    ------    --------  -------    -------   --------   --------   -------
Total interest-bearing liabilities     367,246      12,609     3.43      350,875   13,641      3.89     319,146     10,963     3.44

Noninterest-bearing liabilities:
Demand deposits                        128,623                           126,933                        124,696
Other                                    2,960                             2,948                          3,246
Stockholders' equity                    71,077                            65,427                         60,144
                                      --------                          --------                       --------

                                      $569,906                          $546,183                       $507,232
                                      ========                          ========                       ========

Net interest earnings and interest
    rate spread                                   $ 27,929     4.39%              $26,677      4.26%              $ 24,774     4.52%
                                                  ========    ======              =======     ======              ========   =======
Net yield on interest-earning assets                           5.39%                           5.39%                           5.52%
                                                              ======                          ======                          ======

(1) For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding. Interest income includes $2,154, $1,836 and $1,736 of loan fees in 2001, 2000 and 1999, respectively.

(2) Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $1,622, $1,755 and $1,949 in 2001, 2000 and 1999, respectively.

               INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
                             (Dollars in Thousands)


The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:


                                                2001 Compared to 2000                 2000 Compared to 1999
                                                ---------------------                 ---------------------
                                             Increase (Decrease) Due to            Increase (Decrease) Due to
                                             ---------------------------           --------------------------
                                            Volume    Rate(1)      Net            Volume     Rate(1)       Net
                                           --------   --------   --------        --------    --------    --------
Interest earned on:
Loans                                      $ 2,518    $(1,144)   $ 1,374         $ 4,010     $   670     $ 4,680
Taxable investment securities                 (553)       (94)      (647)           (351)        (59)       (410)
Nontaxable investment securities              (486)        28       (458)           (296)        (85)       (381)
Federal funds sold                             723       (772)       (49)            497         195         692
                                           --------   --------   --------        --------    --------    --------

Total interest-earning assets              $ 2,202    $(1,982)   $   220         $ 3,860    $    721    $  4,581
                                           ========   ========   ========        ========   =========   =========

Interest paid on:
Savings deposits                           $   105    $(1,258)   $(1,153)        $    13    $    251    $    264
Other time deposits                          1,622          9      1,631             142         474         616
Short-term borrowings                       (1,061)      (449)    (1,510)          1,488         310       1,798
                                           --------   --------   --------        --------   ---------   ---------

Total interest-bearing liabilities         $   666    $(1,698)   $(1,032)        $ 1,643    $  1,035    $  2,678
                                           ========   ========   ========        ========   =========   =========
Increase in net interest income                                  $ 1,252                                $  1,903
                                                                 ========                               =========



(1) The change in interest due to both rate and volume has been allocated to rate changes.

                              INVESTMENT PORTFOLIO
                             (Dollars in Thousands)

The following table sets forth the maturities of investment securities at December 31, 2001, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.


                                                                                 Maturity
                                                                               After One But                    After Five But
                                             Within One Year                 Within Five Years                 Within Ten Years
                                             ---------------                 -----------------                 ----------------
                                           Amount        Yield             Amount        Yield               Amount        Yield
                                          --------       ------           --------       ------             --------       ------
U.S. Treasury and government agencies     $  4,000        5.61%           $ 62,000        5.07%             $  5,000        5.88%
States and political subdivisions           12,275        6.56              55,747        6.53                 4,732        6.94
                                          --------       ------           --------       ------             --------       ------
                                          $ 16,275        6.33%           $117,747        5.76%             $  9,732        6.40%
                                          ========       ======           ========       ======             ========       ======
Tax equivalent adjustment for
Calculation of yield                      $    265                        $  1,246                          $    111
                                          ========                        ========                          ========



Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

                                 LOAN PORTFOLIO
                             (Dollars in Thousands)

The maturity distribution of all loans at December 31, 2001, are:


                                            Maturity
                                        After One
                            One Year     Through          After
                             or Less    Five Years     Five Years       Total
Commercial                 $  19,939     $  21,648     $     -0-     $  41,587
Real estate construction      17,407        10,856           -0-        28,263
Real estate mortgage         100,192       169,736         3,137       273,065
Installment Loans              5,404        18,602         5,917        29,923
                           ---------     ---------     ---------     ---------
                           $ 142,942     $ 220,842     $   9,054     $ 372,838
                           =========     =========     =========     =========

  Interest rate sensitivity of all loans with maturities greater than one year at December 31, 2001, are:

                                                  Interest Sensitivity
                                             Fixed Rate           Variable Rate
Due after one, but within five years         $ 214,306               $   6,536
Due after five years                             9,054                     -0-
                                             ---------               ---------
                                             $ 223,360               $   6,536
                                             =========               =========

                             (Dollars in Thousands)



The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, for which interest continues to be accrued.

                                                December 31
                              2001       2000       1999       1998       1997
                             ------     ------     ------     ------     ------
Loans accounted for on a
   nonaccrual basis          $  128     $  214     $  595     $  334     $  -0-
Loans contractually past
   due 90 days or more as
   to interest or principal
   payments                   2,511      1,669      1,372      1,848        694
                             ------     ------     ------     ------     ------
Total nonperforming loans    $2,639     $1,883     $1,967     $2,182     $  694
                             ======     ======     ======     ======     ======
Ratio of nonaccrual loans
   to total loans              .03%       .06%       .19%       .12%         0%
Ratio of nonperforming
   loans to total loans        .71        .52        .62        .79        .26

Interest income of $8,000 was recognized during 2001 on loans which were accounted for on a nonaccrual basis. An additional $14,000 of interest income would have been recorded in 2001 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 2001 or 2000 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

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

                                         Year Ended December 31
                              2001       2000       1999       1998       1997
                             ------     ------     ------     ------     ------
Balance of allowance for
 loan losses at beginning
 of period                   $4,521     $4,340     $4,245     $3,500     $3,010
Loans charged-off:
Commercial                        0        130        116          0         57
Real estate                      38         62          9          0          0
Installment                     128          9         61        154         97
                             ------     ------     ------     ------     ------
TOTAL LOANS CHARGED-OFF         166        201        186        154        154

Recoveries of loans
 previously charged-off:
Commercial                       11         37         12          0         20
Real estate                      21          0          0        244          0
Installment                      20         45         44         55         24
                             ------     ------     ------     ------     ------
TOTAL RECOVERIES                 52         82         56        299         44
                             ------     ------     ------     ------     ------
Net loans charged-off
  (recovered)                   114        119        130       (145)       110
Additions to allowance
  charged to expense            420        300        225        600        600
                             ------     ---        ------     ------     ------
Balance at end of period     $4,827     $4,521     $4,340     $4,245     $3,500
                             ======     ======     ======     ======     ======

Ratio of net loans charge-
  off (recoveries)
 during the period to
  average loans outstanding    .03%       .03%       .04%      (.05%)      .04%
                             ======     ======     ======     ======     ======

Ratio of allowance at end
  of year to total loans      1.29%      1.25%      1.36%      1.53%      1.31%
                             ======     ======     ======     ======     ======

Ratio of allowance at end
  of year to nonaccrual
  loans                   3,771.33%  2,112.83%    729.41%  1,270.96%       NMF*
                          =========  =========    =======  =========     ======

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

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in Thousands)

The Bank has a loan committee which meets periodically. Its function is to review new loan applications and to ensure adherence to the written loan and credit policies of the Bank. The Committee also reviews a summary of the loan portfolio by risk categories monthly. Loans are reviewed quarterly or as necessary as to proper classification.

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

Real estate loans comprise the largest portion of the loan portfolio with 80.82% of loans outstanding at December 31, 2001. The majority of the real estate loan portfolio consists of residential mortgage loans, an area in which the Registrant has had few losses in past years.

In the installment loan category, which includes auto loans, home improvement loans, and credit card loans, among others, management considers the historical net loss experience to be the best indicator of future losses.

The remainder of the loan portfolio consists of commercial loans. While these loans carry the greatest exposure to risk of loss, that exposure is limited to problems associated with particular companies, rather than to specific industries, which are generally more difficult to predict.

Losses in 2002 are not expected to vary significantly from net losses experienced over the last two years.

                                    DEPOSITS
                             (Dollars in Thousands)

The average daily balance of deposits and the average rate paid on deposits is summarized for the periods indicated in the following table:

                                                                           Year Ended December 31
                                                                           ----------------------
                                                        2001                         2000                        1999
                                                 Amount          Rate         Amount         Rate         Amount         Rate
                                                 ------          ----         ------         ----         ------         ----
Noninterest-bearing demand deposits            $128,623            0%       $126,933           0%       $124,696           0%

Interest bearing transaction deposits            91,384         2.24%         88,022        2.94%         86,364        2.52%
Savings                                         109,826         1.66%        109,063        2.23%        110,195        2.35%
Time deposits (excluding time certificates
   of deposit of $100,000 or more)
                                                 98,184         5.29%         87,184        5.46%         84,084        5.22%
Time certificates of deposits of $100,000
   or more                                       48,147         5.81%         29,419        5.44%         29,707        4.56%
                                               --------                     --------                    --------
                                               $476,164                     $440,621                    $435,046
                                               ========                     ========                    ========

The maturity distribution of deposits in amounts of $100,000 and over at December 31, 2001, is:

                   Three months or less                            $ 14,494
                   After 3 through 6 months                          10,943
                   After 6 through 12 months                          6,721
                   After 1 year through 2 years                       7,519
                   After 2 years through 3 years                        450
                   After 3 years through 4 years                      3,084
                   After 4 years through 6 years                      4,935
                                                                   --------
                                                                   $ 48,146

             RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:



                                              Year Ended December 31
                                      2001     2000     1999     1998     1997
                                     ------   ------   ------   ------   ------
Percentage of net income to:
   Average stockholders equity       10.72%   12.04%   11.66%   12.65%   12.91%
   Average total assets               1.34     1.44     1.38     1.50     1.49
   Percentage of dividends
      declared per common share
      to net income per common
      share                          52.05    45.45    43.32    36.10    32.69
   Percentage of average
      stockholders' equity to
      daily average total assets     12.47    11.98    11.86    11.84    11.53

                              SHORT-TERM BORROWINGS
                             (Dollars in Thousands)

Information relating to short-term borrowings follows:

                             Federal Funds Purchased
                            and Securities Sold Under         Other Short-Term
                             Agreements to Repurchase            Borrowings
                            -------------------------         ----------------
Balance at December 31:

2001                               $ 3,250                        $ 1,429
2000                                19,787                          2,233
1999                                     0                          4,579

Weighted average interest
   rate at year end:

2001                                  1.32%                          1.71%
2000                                  6.29                           6.32
1999                                     0                           5.55

Maximum amount outstanding
   at any month's end:

2001                               $ 22,526                       $ 5,479
2000                                 76,891                         5,347
1999                                 15,650                         6,006

Average amount outstanding
   during the year:

2001                               $ 17,621                       $ 2,084
2000                                 35,148                         2,038
1999                                  6,863                         1,933

Average interest rate during
   the year:

2001                                   3.83%                         3.51%
2000                                   6.05                          6.48
1999                                   5.14                          4.75

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.








Item 2.  PROPERTIES



Tri City National Bank has thirty locations in the Metropolitan Milwaukee area.

The Bank owns buildings at fourteen locations in Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant and South Milwaukee. Approximately 92,217 square feet is leased to third parties; such square footage is not shown above.

Registrant believes that its bank locations are in buildings that are attractive and efficient, and adequate for their operations, with sufficient space for parking and drive-in facilities. Fifteen full-service banking centers are located in metropolitan Milwaukee food discount centers.


Item 3.  LEGAL PROCEEDINGS

There are currently no material legal proceedings, except those disclosed in the footnotes to the financial statements, pending against Registrant or its subsidiary bank; however, the bank is involved from time to time in routine litigation incident to the conduct of its business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

The information required by Item 5 is incorporated herein by reference to Registrant's 2001 Annual Report to Stockholders under the captions entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
14) and "Selected Financial Data" (Page 13) as to cash dividends paid.


Item 6.  SELECTED FINANCIAL DATA
         -----------------------

The information required by Item 6 is incorporated herein by reference to Registrant's 2001 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 13).


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The information required by Item 7 is incorporated herein by reference to Registrant's 2001 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Pages 4 to 10).


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information required by Item 7A is incorporated herein by reference to Registrant's 2001 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 11 to 12).


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------

The information required by Item 8 is incorporated herein by reference to Registrant's 2001 Annual Report to Stockholders (Pages 16 to 38).


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
                                     None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 12, 2002, under the caption entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).


Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 12, 2002, under the caption entitled "Executive Compensation" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 12, 2002, under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 12, 2002, under the caption entitled "Loans and Other Transactions with Management" which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b).

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

             (3)  Listing of Exhibits

                  Exhibit 3.1--Restated Articles of incorporation(incorporated herein by reference to Exhibit 3.1 to
                               Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

                  Exhibit 3.2--By-Laws, (incorporated herein by reference to
                               Exhibit 3.2 to Registrant's Annual Report on
                               Form 10-K for the year ended December 31, 2000).

                  Exhibit 13--Annual Report to Stockholders for the year ended
                              December 31, 2001.

                              With the exception of the information
                              incorporated by reference into Items 5,
                              6, 7, 7A, and 8 of this Form 10-K, the 2001
                              Annual Report to Stockholders is not
                              deemed filed as part of this report.

                  Exhibit 21--Subsidiary of Registrant.

                  Exhibit 23--Consent of Independent Auditors

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

                           ITEM 14(a)(1), (2) and (c)

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL

                               STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          Year Ended December 31, 2001

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

FORM 10-K-ITEM 14(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

Consolidated balance sheets-December 31, 2001 and 2000

Consolidated statements of income-Years ended December 31, 2001, 2000 and 1999

Consolidated statements of stockholders' equity-Years ended December 31, 2001, 2000 and 1999

Consolidated statements of cash flows-Years ended December 31, 2001, 2000 and 1999

Notes to consolidated financial statements-December 31, 2001

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

TRI CITY BANKSHARES CORPORATION

BY:   /s/Henry Karbiner, Jr.
      Henry Karbiner, Jr., President

      Date:  March 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                         Capacity                             Date

/s/Henry Karbiner, Jr.     Chairman of the Board and Chief             3/13/02
Henry Karbiner, Jr.        Executive Officer


/s/Ronald K. Puetz         Executive Vice-President                    3/13/02
Ronald K. Puetz            and Director


/s/Scott A. Wilson         Secretary and Director                      3/13/02
Scott A. Wilson


/s/Robert W. Orth          Senior Vice-President                       3/13/02
Robert W. Orth             and Director


/s/Thomas W. Vierthaler    Vice President and Comptroller              3/13/02
Thomas W. Vierthaler       (Principal Accounting Officer)

/s/Frank J. Bauer          Director                                    3/13/02
Frank J. Bauer


/s/Sanford Fedderly        Director                                    3/13/02
Sanford Fedderly


/s/William Gravitter       Director                                    3/13/02
William Gravitter


/s/Christ Krantz           Director                                    3/13/02
Christ Krantz


/s/William L. Komisar      Director                                    3/13/02
William L. Komisar


/s/William P. McGovern     Director                                    3/13/02
William P. McGovern


/s/Agatha T. Ulrich        Director                                    3/13/02
Agatha T. Ulrich


/s/David A. Ulrich, Jr.    Director                                    3/13/02
David A. Ulrich, Jr.


/s/William J. Werry        Director                                    3/13/02
William J. Werry

                                   EXHIBIT 21

                            SUBSIDIARY OF REGISTRANT



Name                                               Percentage of Shares Owned

Tri City National Bank                                      100.0%
(Wisconsin Corporation)

                                   EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Tri City Bankshares Corporation of our report dated February 20, 2002 with respect to the consolidated financial statements of Tri City Bankshares Corporation, included in the Annual Report to Stockholders of Tri City Bankshares Corporation for the year ended December 31, 2001.

We also consent to the incorporation by reference in the Registration Statement (Form S-3) of Tri City Bankshares Corporation pertaining to the Automatic Dividend Reinvestment Plan of Tri City Bankshares Corporation and in the related Prospectus of our report dated February 20, 2002, with respect to the consolidated financial statements of Tri City Bankshares Corporation incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ Ernst & Young


Milwaukee, Wisconsin
March 29, 2002