Form 10-Q
period 2002-03-31
TRI CITY BANKSHARES CORP
filed 2002-05-13
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OFTHE  SECURITIES  EXCHANGE
    ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

               Wisconsin                                       39-1158740
     -----------------------------                       ----------------------
    (State or other jurisdiction of                     (IRS Employer ID Number)
     incorporation or organization )

                     6400 S. 27th Street, Oak Creek, WI
                   --------------------------------------
                  (Address of principal executive offices)

                                      53154
                                    --------
                                    Zip Code

                                 (414) 761-1610
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----   -----


The number of shares outstanding of $1.00 par value common stock, as of March 31, 2002: 2,644,908 shares.

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                        Page #
Item 1  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 2002 and December 31, 2001                            3

           Consolidated Statements of Income
           for the Three Months ended March 31, 2002
           and 2001                                                        4

           Consolidated Statements of Cash Flows
           For the Three Months ended March 31, 2002
           And 2001                                                        5

           Notes to Unaudited Consolidated Financial
           Statements                                                      6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      7

Item 3     Quantitative and Qualitative Disclosure about Market Risk      14

PART II - OTHER INFORMATION

Item 1 & 6 Exhibits and Reports on Form 8-K                               15

Signatures                                                                16

ITEM 1:  Financial Statements

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                       March 31, 2002              December 31,
                                         (Unaudited)                  2001
ASSETS                                 --------------            --------------
Cash and due from banks                $  31,330,231             $  44,754,703
Federal funds sold                        15,473,562                18,982,448
                                       --------------            --------------
Cash and cash equivalents                 46,803,793                63,737,151
Investment securities:
  Held-to-maturity (fair value of
    2002 - 136,375,826
    2001 - 145,797,575)                  135,321,530               143,753,829
Loans                                    384,499,612               372,838,112
Allowance for loan losses                 (4,903,034)               (4,827,300)
                                       --------------            --------------
  Net Loans                              379,596,578               368,010,812

  Premises and equipment                  22,602,544                22,755,736
  Other assets                             5,048,269                 4,515,457
                                       --------------            --------------

          TOTAL ASSETS                 $ 589,372,714             $ 602,772,985
                                       ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                 $ 142,556,224             $ 137,077,682
  Interest bearing (over $100,000)        46,638,272                48,146,000
  Interest bearing                       315,336,942               336,045,627
                                       --------------            --------------
          Total Deposits                 504,531,438               521,269,309
Short-term borrowings:
  Federal funds purchased and
    securities sold under
    agreements to repurchase               2,750,000                 3,250,000
  Other Borrowings                         4,532,130                 1,429,256
                                       --------------            --------------
          Total Short Term Borrowings      7,282,130                 4,679,256
Other Liabilities                          1,770,526                 1,958,971
                                       --------------            --------------
          TOTAL LIABILITIES              513,584,094               527,907,536

Stockholders' equity:
  Cumulative Preferred stock,
    par value -$1 per share
      authorized - 200,000 shares;
      issued and outstanding-none
  Common stock,
    par value-$1 per share
      authorized-5,000,000 shares
      issued and outstanding:
        2001 -  2,589,426 shares;
        2000 -  2,575,797 shares           2,644,908                 2,629,834
Additional paid in capital                14,656,313                13,996,480
Retained earnings                         58,487,399                58,239,135
                                       --------------            --------------
         TOTAL STOCKHOLDERS' EQUITY       75,788,620                74,865,449
                                       --------------            --------------
                                       $ 589,372,714             $ 602,772,985
                                       ==============            ==============





See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                          2002                 2001
                                          ----                 ----

Interest income:
  Loans, including fees               $ 7,497,479          $ 8,180,399
  Investment securities:
    Taxable                               901,009              779,275
    Exempt from federal income tax        769,682              864,172
  Federal funds sold                       38,422               57,020
                                      ------------         ------------
        TOTAL INTEREST INCOME           9,206,592            9,880,866
Interest expense:
  Deposits                              2,111,270            3,182,113
  Short-term borrowings                    51,163              299,854
                                      ------------         ------------
        TOTAL INTEREST EXPENSE          2,162,433            3,481,967
                                      ------------         ------------
        NET INTEREST INCOME             7,044,159            6,398,899
Provision for loan losses                 105,000             (105,000)
                                      ------------         ------------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       6,939,159            6,293,899

Other income:
  Service charge income                   708,267              670,481
  Rental income                           363,729              312,372
  Gain on Sale of Loans                   152,954               (1,800)
  Other                                   864,120              696,773
                                      ------------         ------------
        TOTAL OTHER INCOME              2,089,070            1,677,826
Other expense:
  Salaries and employee benefits        3,303,103            2,990,629
  Net occupancy                           822,719              754,739
  Equipment                               429,932              358,254
  Data processing                         318,784              294,419
  Advertising                             151,544              139,576
  Regulatory agency assessments            56,047               51,051
  Office supplies                         134,753              161,354
  Other                                 2,160,254              629,158
                                      ------------         ------------
        TOTAL OTHER EXPENSE             7,377,136            5,379,180
                                      ------------         ------------
Income before income taxes              1,651,093            2,592,545
Provision for income taxes                272,000              673,000
                                      ------------         ------------

        NET INCOME                    $ 1,379,093          $ 1,919,545
                                      ============         ============

Per share data:
    Net income                         $     0.52          $      0.74
    Common stock investment            $    28.69          $     28.94
    Dividends                          $    0.430          $     0.380
Average shares outstanding              2,641,898            2,587,154

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                  2002              2001
                                                  ----              ----

OPERATING ACTIVITIES
  Net income                                 $  1,379,093      $  1,919,545
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Proceeds from sale of loans
        held for sale                          21,273,211         9,165,522
      Origination of loans held
        for sale                              (21,273,211)       (9,165,522)
      Amortization of investment
        securities premiums and
        accretion of discounts                     40,980            17,224
      Provision for loan losses                   105,000           105,000
      Provision for depreciation                  502,143           493,287
      (Increase) Decrease in interest
        receivable                               (251,591)           27,975
      (Decrease) in interest payable             (256,114)          (33,210)
      Other                                      (213,554)         (141,865)
                                             --------------    --------------
            NET CASH PROVIDED BY
              OPERATING ACTIVITIES              1,305,957         2,387,956

INVESTING ACTIVITIES
  Proceeds from maturities and redemptions
    of investment securities                   12,389,158        17,199,185
  Purchase of investment securities            (3,997,840)       (5,826,167)
  Net increase in loans                       (11,690,766)       (9,039,347)
  Purchases of premises and equipment            (348,951)         (814,895)
                                             --------------    --------------
            NET CASH (USED) PROVIDED BY
              INVESTING ACTIVITIES             (3,648,399)        1,518,776
FINANCING ACTIVITIES
  Net decrease in deposits                    (16,737,871)       (8,444,097)
  Net increase in short-term
    borrowings                                  2,602,874         1,287,204
  Sale of Common Stock                            674,907           558,748
  Cash dividends                               (1,130,826)         (978,800)
                                             --------------    --------------
            NET CASH USED BY
              FINANCING ACTIVITIES            (14,590,916)       (7,576,945)
                                             --------------    --------------
            DECREASE IN CASH
              AND CASH EQUIVALENTS            (16,933,358)       (3,670,213)
  Cash and cash equivalents at the
    beginning of the period                    63,737,151        45,209,578
                                             --------------    --------------
            CASH AND CASH EQUIVALENTS
              AT THE END OF THE PERIOD       $ 46,803,793      $ 41,539,365
                                             ==============    ==============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 2001. The December 31, 2001 financial information included herein is derived from the December 31, 2001 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of March 31, 2002 and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported period. The operating results for the first three months of 2002 are not necessarily indicative of the results, which may be expected for the entire 2002 fiscal year.


(B) Commitments and Contingent Liabilities

The banking subsidiary of the Corporation was involved in two separate legal actions seeking damages in Milwaukee County Circuit Court. Both of these legal actions have been resolved. A detailed explanation can be found in two separate 8-K filings of the Corporation dated March 25, 2002 and May 9, 2002.

                         TRI CITY BANKSHARES CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION


Forward-Looking Statements


This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of Tri City Bankshares' (the "Corporation") plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties, and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

o General economic and industry conditions, either nationally or in the state in which the Corporation does business, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability;

o Legislation or regulatory changes which adversely affect the business in which the Corporation is engaged;

o    Changes in the interest rate environment;

o Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

o Significant increases in competition in the banking and financial services industry resulting from technological developments, new product introductions, evolving industry standards, industry consolidation, increased availability of financial services from non-banks, regulatory changes and other factors, as well as actions taken by particular competitors;

o The Corporation's success in continuing to generate significant levels of new business in its existing markets and in identifying and penetrating targeted markets;

o    The Corporation's success in implementing its business strategy;

o    Changes in consumer spending, borrowing and saving habits;

o    Technological changes;

o Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

o    The Corporation's ability to increase market share and control expenses;

o    The effect of compliance with legislation or regulatory changes;

o    The effect of changes in accounting policies and practices; and

o The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation.

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.


CHANGES IN FINANCIAL POSITION

The Corporation's total assets have decreased $13.1 million (2.2%) during the first quarter of 2002. Cash and Due from Banks decreased $13.4 million (30.0%) in the first three months of 2002. This decrease is not unusual during the first quarter of each year. There is typically an increase of cash and cash equivalents during the month of December each year. Municipal deposits increase due to payments of property taxes. Commercial deposits increase due to holiday spending.


Investment securities decreased $8.4 million (5.9%) during the first three months of 2002. Management chose not to reinvest funds from maturing and called securities back into the Investment portfolio. Since the yields and terms of new securities available for purchase have not been very attractive, the Corporation has made those funds available for its loan portfolio which management expects will yield a higher rate of return.


Loan demand has continued to remain at a moderate level and management believes that the activity in this area is beginning to improve. During the first quarter of 2002, loans increased $11.7 million (3.1%). Although the number of mortgage loans refinanced has slowed drastically, commercial lending has increased. Management continues to offer attractive rates and packages to help stimulate activity in all lending areas. They are optimistic that loan demand will continue to improve during 2002 in not only commercial lending but also in consumer and mortgage lending as well. The allowance for loan losses increased $75,700 (1.6%) in the first three months of 2002. Although the increase in loan balances does increase the Corporation's exposure to loan loss, management has continued to maintain the provision at the 2001 level. They believe that the quality of the loan portfolio is excellent and that the level of exposure still remains low. Management continues to monitor the quality of loans that the Corporation makes each year as well as review past loans for performance over the prior years.


Deposits of the Corporation have decreased $16.7 million (3.2%) during the first quarter of 2002 compared to a decrease of $8.4 million (1.8%) during the first quarter of 2001. Interest rates have stopped the drastic decline of the past year. The decrease in deposits was primarily from higher yielding certificates of deposit which are maturing and not renewing due to low rates. When interest rates decline, depositors tend to place their funds either in shorter-term instruments or invest them in the securities market. Management continues to look for ways to maintain these funds in the Corporation and to bring new deposits into the Corporation.


The Corporation's equity has increased $923,200 (1.2%) during the first quarter of 2002. During the first three months of 2002, the Corporation entered into mediation with Centex Credit Corporation, which resulted in the settlement of a legal action filed during 2001. This settlement had a negative after tax effect on the Corporation's first quarter earnings of $957,000.


LIQUIDITY

The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and will encourage depositors to leave their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. In the event the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet liquidity needs, the banking subsidiary has available to meet demand $30.0 million in federal funds purchased as well as $38.0 million reverse repurchase agreements through its correspondent bank relationship.


CAPITAL RESOURCES

During the first quarter of 2002 the Corporation filed an application to open a new banking branch inside a Pick `n Save food store located in the Northwest area of Milwaukee. The Corporation's banking subsidiary would fund this new location internally and expects that the cost of this project will be nominal. There are no other major projects currently planned for 2002; however, management continues to examine all ways in which the Corporation can grow and increase its profitability. Presented with the right opportunity, management will act according to the best interests of the Corporation.


RESULTS OF OPERATIONS

The Corporation's net income decreased $540,500 (28.2%) during the first quarter of 2002 compared to the same period in 2001, primarily due to the settlement of the Centex Credit litigation which had a $957,000 after-tax effect on the first quarter.


Interest income and fees on loans decreased $682,900 (8.3%) in the first three months of 2002 compared to the first three months of 2001. The average yield on loans is approximately 120 basis points lower in the first quarter of 2002 than realized in the first quarter of 2001. Although loan balances have continued to grow, the market rates received on those loans are lower. The Net Interest Margins (N.I.M.) however, has improved as interest expense has also dramatically decreased as discussed below.


Interest income on investment securities has increased $27,200 (1.7%) during the first three months of 2002 compared to the first three months of 2001. Although investment balances have decreased $8.4 million during the first quarter of 2002, they were $12.4 million higher than the March 31, 2001 investment security balances. Management strives to improve the Corporation's profitability through matching interest bearing liabilities with interest earning assets. When rates are high, investment securities are attractive because they are usually for a longer term. When rates are low, the Corporation looks for investments which have a more flexible term.


Interest expense on deposits decreased $1.1 million (33.7%) in the first three months of 2002 compared to the first three months of 2001. The primary cause of this decrease is the significantly lower yields paid on deposits. Management is confident that through additional promotions and very competitive rates that the Corporation will be able to attract new deposit money. Interest expense on borrowed funds has also decreased $248,700 (82.9%) in the first quarter of 2002 compared to the first quarter of 2001. Lower balances and rates have both contributed to this decrease.


Other income increased $411,200 (24.5%) during the first quarter of 2002 compared to the same period in 2001. In 2002 the Corporation received a dividend of $174,000 from the sale of its interest in the TYME Corporation. Other expenses increased $2.0 million (37.1%) during the first quarter of 2002 compared to an increase of $144,000 (2.8%) during the first quarter of 2001. The primary increase in other expense is from the litigation settlement paid during the first quarter of 2002, as described in footnote B to the Notes to Unaudited Consolidated Financial Statements.

A summarized change in income for the quarters appears below:

Three Months Ended                March 31,       March 31,          2002
                                    2002            2001          Over(Under)
                                 (UNAUDITED)     (UNAUDITED)         2001
                                 -----------     -----------     ------------
Revenue and Expenses: (000's)
  Interest Income                $   9,206       $   9,881       $     (675)
  Less: Interest Expense
                                     2,162           3,482           (1,320)
                                 -----------     -----------     ------------
        Net Interest Income
                                     7,044           6,399              645

  Less: Provision for Loan Loss        105             105               --
        Other Operating Expense
        Net of Other Operating
        Revenues                     5,288           3,701            1,587
                                 -----------     -----------     ------------
Income Before Income Taxes           1,651           2,593             (942)
Tax Provision                          272             673             (401)
                                 -----------     -----------     ------------
        NET INCOME               $   1,379       $   1,920       $     (541)
                                 ===========     ===========     ============


CAPITAL ADEQUACY


Federal banking regulatory agencies has established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0% of which 4.0% must be comprised of tier 1 capital.

The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%.

The risk-based capital ratio for the Corporation is 20.11% and its leverage ratio is 12.95%.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

PART II - OTHER INFORMATION
Item 1    Legal Proceedings
            See Footnote (B) of the Notes to Unaudited
            Consolidated Financial Statements for information relating to lawsuits.

Item 6    Exhibits and Reports on Form 8-K
            (a)  Exhibits
                  None


            (b)  Reports on Form 8-K
                  The Corporation filed one Form 8-K during the quarter covered by this report as follows:

                 (1) Form 8-K dated March 25, 2002 under Item 5.  The
                     Corporation filed a letter to shareholders describing litigation developments and other matters.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION

DATE:  May 10, 2002                           /s/Henry Karbiner, Jr.
       ----------------                       ---------------------------------
                                              Henry Karbiner, Jr.
                                              President, Chief Executive Officer
                                              and Treasurer
                                              (Principal Executive Officer)



DATE:  May 10, 2002                           /s/Thomas W. Vierthaler
       ----------------                       ---------------------------------
                                              Thomas W. Vierthaler
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)