Form 10-Q
period 2002-06-30
TRI CITY BANKSHARES CORP
filed 2002-08-14
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                      53154
                                    Zip Code

                                 (414) 761-1610
                                ----------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----   -----


The number of shares outstanding of $1.00 par value common stock, as of June 30, 2002: 2,659,994

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                       Page #

         Item 1   Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of
                    June 30, 2002 and December 31, 2001                   3

                    Consolidated Statements of Income
                    for the Three Months ended June 30, 2002
                    and 2001                                              4

                    Consolidated Statements of Income
                    for the Six Months ended June 30, 2002
                    and 2001                                              5

                    Consolidated Statements of Cash Flows
                    for the Six Months ended June 30, 2002
                    and 2001                                              6

                    Notes to Unaudited Consolidated Financial
                    Statements                                            7

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            8

         Item 3     Quantitative and Qualitative Disclosures
                    About Market Risk                                    17

PART II - OTHER INFORMATION


         Item 4     Submission of Matters to a Vote of Security Holders  18

         Item 6     Exhibits and Reports on Form 8-K                     21

                    Signatures                                           22


                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                   June 30,
                                                     2002         December 31,
                                                 (Unaudited)          2001
---------------------------------------------   -------------    -------------

Cash and due from banks                         $  27,022,012    $  44,754,703
Federal funds sold                                 32,360,726       18,982,448
                                                -------------    -------------
Cash and cash equivalents                          59,382,738       63,737,151
Investment securities:
     Held-to-maturity (fair value of
     2002 - $143,252,837
     2001 - $115,109,782)                         140,055,637      143,753,829
Loans                                             389,028,117      372,838,112
Allowance for loan losses                          (4,980,711)      (4,827,300)
                                                -------------    -------------
     Net Loans                                    384,047,406      368,010,812

Premises and equipment                             22,279,087       22,755,736
Other assets                                        4,707,027        4,515,457
                                                -------------    -------------
         TOTAL ASSETS                           $ 610,471,895    $ 602,772,985
                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                         143,876,888      137,077,682
     Interest bearing (over $100,000)              42,820,444       48,146,000
     Interest bearing                             341,765,562      336,045,627
                                                -------------    -------------
         Total Deposits                           528,462,894      521,269,309

Short-term borrowings:
     Securities sold under agreements
       to repurchase                                2,150,000        3,250,000
     Other                                          2,789,622        1,429,256
                                                -------------    -------------
                                                    4,939,622        4,679,256
     Other Liabilities                              1,244,354        1,958,971
                                                -------------    -------------
         TOTAL LIABILITIES                        534,646,870      527,907,536
Stockholders' equity:
     Cumulative Preferred stock,
       par value-$1 per share
        authorized - 200,000 shares;
        issued and outstanding - none
     Common stock, par value-$1 per share
        authorized - 5,000,000 shares;
        issued and outstanding:
          2002 - 2,659,994 shares;
          2001 - 2,629,834 shares                   2,659,994        2,629,834
     Additional paid in capital                    15,325,332       13,996,480
     Retained earnings                             57,839,699       58,239,135
                                                -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY                75,825,025       74,865,449
                                                -------------    -------------
         TOTAL LIABILITES AND
           STOCKHOLDERS' EQUITY                 $ 610,471,895    $ 602,772,985
                                                =============    =============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                        2002            2001
                                                    -----------     -----------

Interest income:
         Loans, including fees                      $ 7,403,231     $ 8,109,271
         Investment securities:
              Taxable                                   892,333         634,306
              Exempt from federal income tax            760,995         825,620
         Federal funds sold                              64,277         241,161
                                                    -----------     -----------
                  TOTAL INTEREST INCOME               9,120,836       9,810,358

Interest expense:
         Deposits                                     2,008,209       3,051,482
         Short-term borrowings                            7,789         233,447
                                                    -----------     -----------
                  TOTAL INTEREST EXPENSE              2,015,998       3,284,929
                                                    -----------     -----------
                  NET INTEREST INCOME                 7,104,838       6,525,429
Provision for loan losses                              (105,000)       (105,000)
                                                    -----------     -----------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES           6,999,838       6,420,429

Other income:
         Service charge income                          708,350         726,935
         Rental income                                  365,811         312,642
         Other                                          844,508         730,807
                                                    -----------     -----------
                  TOTAL OTHER INCOME                  1,918,669       1,770,384

Other expense:
         Salaries and employee benefits               3,304,823       3,046,224
         Net occupancy                                  841,402         725,438
         Equipment                                      438,542         377,210
         Data processing                                332,039         299,258
         Advertising                                    179,947         159,422
         Regulatory agency assessments                   56,455          52,471
         Office Supplies                                120,290         140,235
         Litigation Settlement                        2,800,000               0
         Other                                          655,396         668,374
                                                    -----------     -----------
                  TOTAL OTHER EXPENSE                 8,728,894       5,468,632
                                                    -----------     -----------
Income before income taxes                              189,613       2,722,181
Provision for income taxes                             (300,000)        734,000
                                                    -----------     -----------

                  NET INCOME                        $   489,613     $ 1,988,181
                                                    ===========     ===========

Per share data:
         Net income                                 $      0.18     $      0.77

Average shares outstanding                            2,657,010       2,600,128

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                       2002            2001
                                                   ------------    ------------

Interest income:
         Loans, including fees                     $ 14,900,710    $ 16,289,670
         Investment securities:
              Taxable                                 1,793,342       1,413,581
              Exempt from federal income tax          1,530,677       1,689,792
         Federal funds sold                             102,699         298,181
                                                   ------------    ------------
                  TOTAL INTEREST INCOME              18,327,428      19,691,224

Interest expense:
         Deposits                                     4,119,479       6,233,595
         Short-term borrowings                           58,952         533,301
                                                   ------------    ------------
                  TOTAL INTEREST EXPENSE              4,178,431       6,766,896
                                                   ------------    ------------
                  NET INTEREST INCOME                14,148,997      12,924,328
Provision for loan losses                              (210,000)       (210,000)
                                                   ------------    ------------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES          13,938,997      12,714,328

Other income:
         Service charge income                        1,416,617       1,397,416
         Rental income                                  729,540         625,014
         Other                                        1,861,582       1,425,780
                                                   ------------    ------------
                  TOTAL OTHER INCOME                  4,007,739       3,448,210
Other expense:
         Salaries and employee benefits               6,607,926       6,036,853
         Net occupancy                                1,664,121       1,480,177
         Equipment                                      868,474         735,464
         Data processing                                650,823         593,677
         Advertising                                    331,491         298,998
         Regulatory agency assessments                  112,502         103,522
         Office Supplies                                255,043         301,589
         Litigation Settlement                        4,250,000               0
         Other                                        1,365,650       1,297,532
                                                   ------------    ------------
                  TOTAL OTHER EXPENSE                16,106,030      10,847,812
                                                   ------------    ------------
Income before income taxes                            1,840,706       5,314,726
Provision for income taxes                              (28,000)      1,407,000
                                                   ------------    ------------

                  NET INCOME                       $  1,868,706    $  3,907,726
                                                   ============    ============

Per share data:
         Net income                                $       0.71    $       1.51
         Common stock investment                   $      28.62    $      27.75
         Dividends                                 $      0.860    $      0.760
         Average shares outstanding                   2,649,496       2,593,677

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                     2002            2001
                                                ------------    ------------

OPERATING ACTIVITIES
   Net income                                   $  1,868,706    $  3,907,726
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Proceeds from sale of loans
       held for sale                              31,391,002      18,915,817
      Origination of loans held for sale         (31,391,002)    (18,915,817)
      Amortization of investment securities
       premiums and accretion of discounts            71,627          62,756
      Provision for loan losses                      210,000         210,000
      Provision for depreciation                   1,004,286         990,961
      Decrease in interest receivable                126,474         293,535
      Decrease in interest payable                  (311,444)        (25,484)
      Other                                         (721,223)       (443,498)
                                                ------------    ------------
               NET CASH PROVIDED BY
                 OPERATING ACTIVITIES              2,248,426       4,995,996

INVESTING ACTIVITIES Held to Maturity:
      Proceeds from maturities and
        redemptions of investment securities      24,732,706      30,897,300
      Purchase of investment securities          (21,106,141)     (9,826,167)
      Net increase in loans                      (16,246,594)    (13,824,535)
      Purchases of premises and equipment           (527,637)     (1,658,942)
                                                ------------    ------------
               NET CASH PROVIDED BY (USED BY)
                 INVESTING ACTIVITIES            (13,147,666)      5,587,656

FINANCING ACTIVITIES
      Net increase in deposits                     7,193,585       1,973,438
      Net increase in short-term borrowings          260,366       3,091,360
      Sale of common stock                         1,359,012       1,126,732
      Cash dividends                              (2,268,136)     (1,962,779)
                                                ------------    ------------
               NET CASH PROVIDED BY FINANCING
                 ACTIVITIES                        6,544,827       4,228,751
                                                ------------    ------------
               INCREASE (DECREASE) IN CASH AND
                 CASH EQUIVALENTS                 (4,354,413)     14,812,403
      Cash and cash equivalents at the
        beginning of the period                   63,737,151      45,209,578
                                                ------------    ------------
               CASH AND CASH EQUIVALENTS
                 AT THE END OF THE PERIOD       $ 59,382,738    $ 60,021,981
                                                ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 2001. The December 31, 2001 financial information included herein is derived from the December 31, 2001 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of June 30, 2002 and the results of its operations for the three month and six month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The operating results for the first six months of 2002 are not necessarily indicative of the results which may be expected for the entire 2002 fiscal year.

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


CRITICAL ACCOUNTING POLICIES

A number of accounting policies require us to use our judgement. Two of the more significant policies are:

 o  Establishing the amount of the provision for loan loss reserve.
      We evaluate our loan portfolio at least quarterly to determine the adequacy of the loan loss reserve. Included in the review are 5 components. 1) An historic review of losses and reserve coverage based on peak and average loss volume. 2) A review of portfolio trends in volume and composition with attention to possible concentrations. 3) A review of delinquency trends and loan performance compared to our peer group. 4) A review of local and national economic conditions. 5) A quality analysis review of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above normal supervision. If we misjudge the adequacy of the reserve and experience a loss, a charge to earnings may result.

o  Establishing the value of mortgage servicing rights.
     Mortgage servicing rights (MSR's) are established on loans (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments and tax escrows. GAAP requires that we recognize, as income, the estimated fair market value of the asset when originated, even though management does not intend to sell these rights. The estimated value of MSR's is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned MSR's are amortized. Net servicing revenues and newly originated MSR's generally exceed this amortization expense. However, if actual prepayment experience is greater than anticipated, and new loan volume declines, net servicing revenues may be less than expected and a charge to earnings may result.

CHANGES IN FINANCIAL POSITION

During the first six months of 2002, total assets of Tri City Bankshares Corporation (the "Corporation") have increased $7.7 million. Cash and due from banks has decreased $17.7 million during this period, while Federal funds sold increased $13.4 million. Management is keeping cash balances down at the Corporation's subsidiary branches for security reasons and to maximize investments of bank assets in earning assets.


Investment securities have decreased $3.7 million (2.6%) during the first six months of 2002. Management is continually looking for quality security investments to replace current maturing investments while maintaining an acceptable rate of return and secondary source of liquidity, without undue risk to the Corporation's entire portfolio. The integrity of the portfolio will not be compromised in order to achieve a higher yield on purchased securities; therefore management has enacted policy guidelines in order to maintain a balanced and profitable security portfolio. The security market is scrutinized by the management team in order to assure that any acceptable investments have been reviewed and analyzed according to the guidelines established.


Loan balances have increased $16.2 million (4.3%) during the first six months of 2002. Loan demand has not slowed much since the beginning of the year, even though the economy has faltered during the first half. Management is optimistic that growth will continue throughout the remainder of 2002 although the rate of growth may decrease. This loan activity during this trying economic period seems to indicate that consumers have not lost confidence in the Corporation and are willing to continue transacting business as usual. The loan portfolio of the Corporation is reviewed periodically to ensure that the quality is maintained and that problems are handled quickly and efficiently. The loan loss provision has remained the same for the past several years although loan balances have continued to increase. The reserve for loan loss has increased in proportion to loan growth, which indicates that there are few charge-offs.


The Corporation's fixed assets have decreased $476,600 due primarily to normal depreciation since there have been no significant additions during this six month period in 2002. A new branch office located in a Pick `n Save food store was opened in June and should not affect fixed assets dramatically.


Total deposits for the Corporation have increased $7.2 million (1.4%) during the first six months of 2002. The Corporation continues to remain competitive in a very unsure economic climate. Rates have remained low but depositors are still uncertain about what the stock market has to offer. Although it offers rates in the upper quartile of those offered by its competition, management believes that the Corporation's strength lies in its reputation and business practices which has instilled a confidence among its long term customers.



LIQUIDITY

The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that it believes are competitive and will encourage depositors to leave their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. In the current economic environment with the turmoil in the stock market, deposits have flowed into the banking subsidiary. Loan demand has also eased, with the economic slowdown. As a result the banking subsidiary is very liquid at this time, with $32.4 million in federal funds sold. In addition, the banking subsidiary had available to meet demand at June 30, 2002, $30.0 million in federal funds purchased as well as $43.0 million reverse repurchase agreements through its correspondent bank relationship.

CAPITAL RESOURCES

During the second quarter of 2002 the Corporation opened a new banking branch inside a Pick `n Save food store located on 10200 W. Silver Spring Ave. in the Northwest corner of Milwaukee. The Corporation's banking subsidiary funded this project internally and expects that the final cost will be nominal. There are no other major projects currently planned for 2002; however, management continues to examine all ways in which the Corporation can grow and increase its profitability. Presented with the right opportunity, management will act according to the best interests of the Corporation.



RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001


The net income of the Corporation has decreased $1.5 million (75.4%) during the second quarter of 2002 compared to the same period in 2001, primarily due to the settlement of a second litigation with Creve Coeur Corporation. This settlement resulted in a negative after tax effect of approximately $1.8 million on second quarter earnings or $0.70 per share and is explained in a letter dated May 8, 2002 that was sent to shareholders (See Item 6: Exhibits and Reports on Form 8-K).


Interest income and fees on loans decreased $706,000 (8.7%) during the second quarter of 2002 compared to the second quarter of 2001. Although loan balances have increased $16.2 million in 2002, rates have dropped substantially during the period. The Corporation experienced an 8.43% yield on its loans in 2001. The current yield on loans is 7.33%. Despite this significant decrease, the Corporation's net interest margin (NIM) has improved with current market conditions.


Interest income on investment securities increased $193,400 (13.2%) during the second quarter of 2002 compared to the second quarter of 2001. Lower rates have made it difficult to find suitable securities in which to invest. The average yield on investments has remained stable during the quarter. Management has been fortunate in purchasing securities with a yield, which has not had a significant effect on the entire investment portfolio. The average investment security balance was approximately $5.0 million higher in 2002 than it was in 2001. Management is trying to maintain a positive liquidity balance between interest earning assets and interest bearing liabilities. They are continually watching for suitable investments, which will earn an acceptable yield while allowing the Corporation to provide for cash fluctuations. A proper matching of investments, loans and deposits will provide this liquidity position. Interest income on Federal funds sold decreased $176,900 (73.3%) during the second quarter of 2002 compared to the second quarter of 2001. In 2001 the Corporation's banking subsidiary entered into several short term funding agreements with major shareholders. These agreements will not be utilized in 2002.


Interest expense on deposits has decreased $1.0 million (34.2%) in the three months ended June 30, 2002 compared to the same period in 2001. While deposit balances have increased, rates have declined. The Corporation's subsidiary paid an average yield of 2.26% on deposits during 2002 compared to an average yield of 3.77% in 2001. This decline in interest expense has had a positive effect on the Corporation's net income. Interest expense on short-term borrowings has decreased $225,700 (96.7%) in 2002 compared to the same period in 2001. Although short-term borrowing balances are lower, interest rate decline has had a more positive effect on borrowings interest expense.


Other income has increased $148,300 (8.4%) during the second quarter of 2002 compared to the second quarter of 2001. Other expenses have increased $3.3 million (59.6%) in the second quarter of 2002 compared to the second quarter of 2001. The primary increase in total other expense for 2002 resulted from the litigation settlement discussed above. Employee benefits have also contributed to this increase since rates on medical insurance had doubled and were reflected first during the middle of the third quarter in 2001.

A summarized change in income for the quarters appears below:

Three Months Ended                     June 30,        June 30,        2002
                                         2002            2001       Over(Under)
                                     (UNAUDITED)     (UNAUDITED)       2001
                                     -----------     -----------    -----------

Revenue and Expenses: (000's)
  Interest Income                    $   9,121         $ 9,810        $  (689)
  Less: Interest Expense                 2,016           3,285         (1,269)
                                     -----------     -----------    -----------
        Net Interest Income              7,105           6,525            580
  Less: Provision for Loan Loss            105             105             --
        Other Operating Expense
         Net of Other Operating
         Revenues                        4,010           3,698            312
                                     -----------     -----------    -----------
Income from Operations                   2,990           2,722            268
  One Time Litigation Settlement         2,800               0          2,800
                                     -----------     -----------    -----------
Income Before Income Taxes                 190           2,722         (2,532)
  Tax Provision                           (300)            734         (1,034)
                                     -----------     -----------    -----------
        NET INCOME                   $     490       $   1,988      $  (1,498)
                                     ===========     ===========    ===========


                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


Net income for the first six months of 2002 decreased $2.0 million (52.2%), compared to the first six months of 2001. The Corporation was involved with two litigation settlements in the first two quarters of 2002, Centex Credit Corporation v. Tri City National Bank and Creve Coeur Corporation v. Tri City National Bank. The details of these litigations were explained in separate letters to shareholders filed under Form 8-K on March 25 and May 9, 2002. The settlements had an adverse affect on net income of approximately $2.6 million or $1.50 per share.


Interest income and fees on loans decreased $1.4 million (8.5%) in the first half of 2002 compared to the first six months of 2001. Although loan balances as of June 30, 2002 are $13.5 million higher than on June 30, 2001, the average yield on these loans has decreased 110 basis points. Management believes that the current demand for loans will continue and that rates will remain low through the remainder of 2002. Interest income on investment securities increased $220,600 (7.1%) in the first six months of 2002 compared to the same period in 2001. Although balances in investment securities have increased, the average yield attained has not changed significantly.


Interest expense on deposits has decreased $2.1 million (33.9%) during the first six months of 2002 compared to the first six months of 2001. The lowering of the Federal rate several times after the events of September 11, 2001 has significantly affected the yield paid to depositors over the past nine months. The lower average rates paid on deposits has had a positive effect on overall net income from operations. The Net Interest Margin has increased from 4.07% as of June 30, 2001 to 4.59% as of June 30, 2002. Short-term borrowings interest expense has decreased $474,300 (88.9%) compared to the same period in 2001. Lower average balances in 2002 account primarily for this change.


Other income increased $560,000 (16.2%) during the first six months of 2002 compared to the first six months of 2001. The Corporation received a dividend of approximately $174,000 from the sale of TYME Corporation stock during the first quarter of 2002. Other expenses increased $5.3 million (48.5%) during the first six months of 2002 compared to the same period in 2001. The primary increase is associated with the litigation settlements referred to earlier.


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


The risk-based capital ratio for the Corporation is 20.10% and its leverage ratio is 12.90%.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings
             See Footnote (B) of the Notes to Unaudited Consolidated Financial Statements for information relating to legal proceedings.



Item 4     Submission of Matters to a Vote of Security Holders

On June 12, 2002, Tri City Bankshares Corporation held its annual shareholders' meeting. The only item held for a vote of shareholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 2,364,483 which represented approximately 88.9% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

       Director's Name:           Frank Bauer
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Sanford Fedderly
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Gravitter
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Henry Karbiner, Jr.
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William L. Komisar
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Christ Krantz
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William McGovern
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Robert Orth
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Ronald K. Puetz
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           David Ulrich, Jr.
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Werry
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott A. Wilson
            For                   2,363,676
            Against               0
            Withheld              807
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Agatha T. Ulrich
            For                   2,363,696
            Against               0
            Withheld              787
            Abstain               0
            Broker Non-Vote       0

       No other matters were voted on at the annual meeting.

Item 6     Exhibits and Reports on Form 8-K

           (a)  Exhibits
                See "Index to Exhibits" which is incorporated herein by reference.

           (b)  Reports on Form 8-K
                The Corporation filed one Form 8-K during the quarter covered by this report as follows:

                (1) Form 8-K dated May 9, 2002 under Item 5. The Corporation filed a letter to shareholders describing litigation developments and other matters.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION

                                  (REGISTRANT)





DATE:  August 13, 2002                       /s/Henry Karbiner, Jr.
       ---------------------------           ----------------------
                                             Henry Karbiner, Jr.
                                             President, Chief Executive Officer,
                                             and Treasurer
                                             (Principal Executive Officer)



DATE:  August 13, 2002                       /s/Thomas W. Vierthaler
       ---------------------------           -----------------------
                                             Thomas W. Vierthaler
                                             Vice President and Comptroller
                                             (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit 99.1

       Certification of CEO/CFO pursuant to Sarbanes-Oxley Act of 2002.

Exhibit   99.1

                                    STATEMENT

        Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss.1350, the undersigned officer of Tri City Bankshares Corporation (the"Company") hereby certifies that:

    (1) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of
         Section 13(a) or 15(d), as applicable, of the Securities
         Exchange Act of 1934, and

    (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 13, 2002

                                     /s/Henry Karbiner, Jr.
                                     --------------------------------------
                                     Henry Karbiner, Jr.
                                     President, Chief Executive Officer and
                                     Treasurer
                                     (principal executive and financial officer)