Form 10-Q
period 2002-09-30
TRI CITY BANKSHARES CORP
filed 2002-11-13
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                Wisconsin                                       39-115874
                ---------                                       ---------
     (State or other jurisdiction of                    (IRS Employer ID Number)
      Incorporation or organization)


                       6400 S. 27th Street, Oak Creek, WI
                       ----------------------------------
                    (Address of principal executive offices)

                                      53154
                                    Zip Code

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
YES  X   NO ___
   -----   -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ___ NO X


The number of shares  outstanding  of $1.00 par value common stock,  as of:
September 30, 2002: 2,673,923

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART 1 - FINANCIAL INFORMATION

                                                                      Page #

Item 1         Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               September 30, 2002 and December 31, 2001                  3

               Consolidated Statements of Income
               for the Three Months ended
               September 30, 2002 and 2001                               4

               Consolidated Statements of Income
               for the Nine Months ended
               September 30, 2002 and 2001                               5

               Consolidated Statements of Cash Flows
               for the Nine Months ended
               September 30, 2002 and 2001                               6

               Notes to Unaudited Consolidated Financial
               Statements                                                7

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations             9

Item 3         Quantitative and Qualitative Disclosures
               About Market Risk                                        18

Item 4         Controls and Procedures

PART II - OTHER INFORMATION



Item 6         Exhibits and Reports on Form 8-K                         19

               Signatures                                               20

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                September 30,     December 31,
ASSETS                                              2002              2001
                                                -------------     -------------
                                                 (Unaudited)

Cash and due from banks                         $ 28,190,606      $ 44,754,703
Federal funds sold                                24,388,392        18,982,448
                                                -------------     -------------
Cash and cash equivalents
Investment securities:
  Held-to-maturity (fair
  value of  2002 - $162,895,873
            2001 - $121,318,667)                 159,480,933       143,753,829
Loans                                            395,779,462       372,838,112
Allowance for loan losses                         (5,044,991)       (4,827,300)
                                                -------------     -------------
     Net Loans                                   390,734,471       368,010,812

Premises and equipment                            22,295,217        22,755,736
Other assets                                       5,350,101         4,515,457
                                                -------------     -------------

              TOTAL ASSETS                      $630,439,720      $602,772,985
                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                          $154,197,880      $137,077,682
  Interesting bearing (over $100,000)             43,741,291        48,146,000
  Interest bearing                               345,860,681       336,045,627
                                                -------------     -------------
         Total Deposits

Short-term borrowings:
  Securities sold under agreements to
    repurchase                                     1,499,977         3,250,000
  Other                                            4,908,893         1,429,256
                                                -------------     -------------
Other Liabilities                                  2,455,308         1,958,971
                                                -------------     -------------

         TOTAL LIABILITIES                       552,664,030       527,907,536

Stockholders' equity:
  Cumulative Preferred stock,
    par value - $1 per share
      authorized - 200,000 shares;
      issued and outstanding - none
  Commonstock,
    par value - $1 per share
      authorized - 5,000,000 shares;
      Issued and outstanding:
            2002 - 2,673,923 shares;
            2001 - 2,616,216 shares                2,673,923         2,629,834
  Additional paid in capital                      15,967,464        13,996,480
  Retained earnings                               59,134,303        58,239,135
                                                -------------     -------------
         TOTAL STOCKHOLDERS' EQUITY               77,775,690        74,865,449

         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY              $630,439,720      $602,772,985
                                                =============     =============
See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                 2002           2001
                                          -----------    -----------

Interest income:
     Loans, including fees                $ 7,548,671    $ 7,995,846
     Investment securities:
         Taxable                              878,833        622,698
         Exempt from federal income tax       777,069        803,436
     Federal funds sold                       108,892        364,815
                                          -----------    -----------
              TOTAL INTEREST INCOME         9,313,465      9,786,795

Interest expense:
     Deposits                               1,944,553      3,037,282
     Short-term borrowings                     10,465        170,477
                                          -----------    -----------
              TOTAL INTEREST EXPENSE
                                                         -----------

              NET INTEREST INCOME           7,358,447      6,579,036

Provision for loan losses                    (105,000)      (105,000)
                                          -----------    -----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     7,253,447      6,474,036

Other income:
     Service charge income                    726,178        682,413
     Rental income                            305,871        317,562
     Other                                  1,043,333        757,647
                                          -----------    -----------
              TOTAL OTHER INCOME

Other Expense:
     Salaries and employee benefits         3,365,096      3,188,481
     Net occupancy                            772,601        774,977
     Equipment                                440,839        377,042
     Data processing                          355,878        309,957
     Advertising                              200,817        227,916
     Regulatory Agency Assessments             55,631         52,241
     Office Supplies                          143,562        134,322
     Other                                    635,011        999,084
                                          -----------    -----------
              TOTAL OTHER EXPENSE

Income before income taxes                  3,359,394      2,167,638
Provision for income Taxes                    921,000        529,000
                                          -----------    -----------

              NET INCOME                  $ 2,438,394    $ 1,638,638
                                          ===========    ===========

Per share data:
     Net income                           $      0.92    $      0.63

     Average shares outstanding           $ 2,671,198    $ 2,613,477

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                  2002            2001
                                          ------------    ------------

Interest income:
     Loans, including fees                $ 22,449,381    $ 24,285,516
     Investment securities:
         Taxable                             2,672,175       2,036,279
         Exempt from federal income tax      2,307,746       2,493,228
     Federal funds sold                        211,591         662,996
                                          ------------    ------------
              TOTAL INTEREST INCOME         27,640,893      29,478,019

Interest expense:
     Deposits                                6,064,032       9,270,877
     Short-term borrowings                      69,417         703,778
                                          ------------    ------------
              TOTAL INTEREST EXPENSE
                                                          ------------
              NET INTEREST INCOME           21,507,444      19,503,364
Provision for loan losses                     (315,000)       (315,000)
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     21,192,444      19,188,364

Other income:
     Service charge income                   2,142,795       2,079,829
     Rental income                             889,042         942,576
     Other                                   2,904,915       2,183,427
                                          ------------    ------------
              TOTAL OTHER INCOME

Other expense:
     Salaries and employee benefits          9,973,022       9,225,334
     Net occupancy                           2,290,353       2,255,154
     Equipment                               1,309,313       1,112,506
     Data processing                         1,006,701         903,634
     Advertising                               532,308         526,914
     Regulatory agency assessments             168,133         155,763
     Office Supplies                           398,605         435,911
     Litigation Settlement                   4,250,000               0
     Other                                   2,000,661       2,296,616
                                          ------------    ------------

              TOTAL OTHER EXPENSE

Income before income taxes                   5,200,100       7,482,364
Provision for income taxes                     893,000       1,936,000
                                          ------------    ------------

              NET INCOME                  $  4,307,100    $  5,546,364
                                          ============    ============

Per share data:
     Net income                           $       1.62    $       2.13
     Common stock investment              $      29.27    $      28.15
     Dividends                            $      1.290    $      1.140
     Average shares outstanding              2,659,809       2,600,350

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                      2002             2001
                                                 -------------    -------------

OPERATING ACTIVITIES
  Net income                                     $  4,307,100     $  5,546,364
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Proceeds from sale of loans
    held for sale                                  46,069,988       39,216,711
  Origination of loans held for sale              (46,069,988)     (39,216,711)
  Amortization of investment securities
    premiums and accretion of discounts               124,873          107,517
  Provision for loan losses                           315,000          315,000
  Provision for depreciation                        1,508,526        1,484,590
  (Increase) Decrease in interest receivab           (332,317)         263,989
  (Decrease) Increase in interest payable            (309,476)          35,998
  Other                                               303,487          147,396
                                                  -------------    -------------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                  5,917,193        7,900,854

INVESTING ACTIVITIES
  Investment Securities Held to Maturity:
  Proceeds from maturities and redemptions
    of investment securities                       46,838,138       50,045,053
  Purchase of investment
    securities                                    (62,690,115)     (33,978,160)
  Net (increase) in loans                         (23,038,659)     (14,926,702)
    Purchases of premises and equipment            (1,048,007)      (2,576,164)
                                                  ------------     ------------
              NET CASH USED
              BY INVESTING ACTIVITIES             (39,938,643)      (1,435,973)

FINANCING ACTIVITIES
  Net increase in deposits                         22,530,543       22,243,985
  Net increase in short-term borrowings             1,729,614       (7,240,037)
  Issuance of Common Stock                          2,015,073        1,697,240
  Cash dividends                                   (3,411,933)      (2,951,891)
                                                  ------------     ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES      22,863,297       13,749,297
                                                  ------------     ------------
    INCREASE(DECREASE)IN CASH AND
                 CASH EQUIVALENTS                 (11,158,153)      20,214,178

Cash and cash equivalents at the
         beginning of the period                   63,737,151       45,209,578
                                                  ------------     ------------

              CASH AND CASH EQUIVALENTS
                AT THE END OF THE PERIOD          $52,578,998      $65,423,756
                                                  ============     ============

See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2001. The December 31, 2001 financial information included herein is derived from the December 31, 2001 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K. In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of September 30, 2002 and the results of its operations for the three month and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The operating results for the first nine months of 2002 are not necessarily indicative of the results which may be expected for the entire 2002 fiscal year.

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

                         TRI CITY BANKSHARES CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS


This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of the Corporation's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.


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

             We evaluate our loan portfolio at least quarterly to determine the adequacy of the loan loss reserve. Included in the review are 5 components. 1) A historic review of losses and reserve coverage based on peak and average loss volume. 2) A review of portfolio trends in volume and composition with attention to possible concentrations. 3) A review of delinquency trends and loan performance compared to our peer group. 4) A review of local and national economic conditions. 5) A quality analysis review of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above normal supervision. If we misjudge the adequacy of the reserve and experience a loss, a charge to earnings may result.

    o    Establishing the value of mortgage servicing rights.

              Mortgage   servicing  rights  (MSR's)  are  established  on  loans
              (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments and tax escrows.
              Generally Accepted Accounting Principals require that we recognize, as income, the estimated fair market value of the asset when originated, even though management does not intend to sell these rights. The estimated value of MSR's is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned, MSR's are amortized. Net servicing revenues and newly originated MSR's generally exceed this amortization expense. However, if actual prepayment experience is greater than anticipated and new loan volume declines, net servicing revenues may be less than expected and a charge to earnings may result.

CHANGES IN FINANCIAL POSITION

Total assets of the Corporation have increased $27.7 million during the first nine months of 2002. Cash and cash equivalents have decreased $11.2 million during this period. The Corporation is investing excess funds into earning assets in order to maximize its earning potential and provide resources for continued growth. Management continues to search for ways to optimize the Corporation's ability for growth and profitability. Sound lending and investment policies have provided the Corporation with a solid base for continued growth.


Investment securities for the first nine months of 2002 have increased $15.7 million. Management has endeavored to find high quality investment securities, which will enhance the overall portfolio while working within the Corporation's investment portfolio policies and guidelines. There has been a significant increase in investment securities as a result of declining interest rates and normal call features in portfolio investments. For the reinvestment of these called assets as well as normal growth in the portfolio, management has been willing to accept lower yields in its effort to maintain high quality while reducing the overall average maturity of portfolio assets. Management wants to have the ability to react to the current unstable market conditions and its desire to maintain a higher than normal level of liquidity at this time.


In the nine months ended September 30, 2002, loan balances have increased $22.9 million. Management considers this level of growth to be reasonable in light of the current economic environment. Loan demand remains steady. A conservative lending policy has maintained the overall integrity of the loan portfolio. Problem loans are at a minimum and non-performing loan balances are regarded as low in comparison to the entire portfolio. As a result of very few loan charge-offs, the reserve for loan loss has continued to be regarded as acceptable despite the increase in loan volume and the minimal provision provided.


During the first nine months of 2002, total deposits for the Corporation have increased $22.5 million. Management believes that the continued growth in deposits shows the continued confidence of consumers in the Corporation and their lack of confidence in the stock market. Management continues to remain competitive in the different products offered to consumers and tries to maximize yields offered whenever possible. The strength of the Corporation lies in its reputation and business practices with its established customers.

LIQUIDITY

The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that management believes are competitive and will encourage depositors to leave their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. In the event the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet liquidity needs, the banking subsidiary had available to meet demand, at September 30, 2002, $30.0 million in federal funds purchased as well as $43.0 million reverse repurchase agreements through its correspondent bank relationship.

CAPITAL RESOURCES

During the second quarter of 2002 the Corporation opened a new banking branch inside a Pick `n Save food store located at 10200 W. Silver Spring Avenue in the Northwest corner of Milwaukee. The Corporation's banking subsidiary funded this project internally and the cost of this project was nominal. There are no other major projects currently planned for 2002; however, management continues to examine all ways in which the Corporation can grow and increase its profitability. Presented with the right opportunity, management will act according to the best interests of the Corporation.

RESULTS OF OPERATIONS

                 Three Months Ended September 30, 2002 and 2001

Net income for the Corporation has increased $799,800 (48.8%) during the third quarter of 2002 compared to the third quarter of 2001. This is primarily due to the continued decline in interest rates and the resulting enhanced Net Interest Margin. It has been a little over one year since the events of September 11, 2001. The economy has continued to remain slow although there are indications that a recovery may occur soon. The market is also reacting to negative events which have occurred in the corporate world. Consumer confidence needs to be strengthened and corporate integrity reestablished in order for a continuing recovery to occur. The Federal Reserve has cut interest rates substantially since September 11, 2001 in order to try to jump start the economy.

The Corporation's interest income and fees on loans decreased $447,200 (5.6%) during the three months ended September 30, 2002 compared to the third quarter of 2001. Interest rates have continued to remain low throughout 2002. Although loan balances have increased $19.1 million during the past twelve months, the average yield earned on all loans has decreased from 8.27% in 2001 to an average yield of 7.28% in 2002. The yield reduction was considerably less than the decrease in the average yield paid on all deposits. As a result, the Net
Interest Margin improved by 17 basis points. Management is careful in their pricing and maturities of loans to ensure that the Corporation will not be exposed to excessive interest rate risk.


Interest income on investment securities increased $229,800 (16.1%) during the third quarter of 2002 compared to the third quarter of 2001. Although interest rates have remained low, investment security balances have increased during the quarter $19.4 million. Management places excess funds of the Corporation into instruments which they believe will earn the maximum yield. They primarily try to channel these funds into the loan portfolio which generally produces a higher yield. If there are more funds available than demand, management will purchase suitable investment securities to achieve a greater yield than Federal Funds sold will produce. Management follows a strict guideline as laid out in the Corporation's investment policies adopted by the Board of Directors.


Management continues to use liquidity as a guide in balancing out loans and investment securities with savings and time deposits, attempting to match the Corporation's short term earning assets with its short-term liabilities.

Interest expense paid on deposits has decreased $1.1 million (36.0%) for the three months ended September 30, 2002 compared to the same period in 2001. Although deposit balances have increased throughout 2002, the rate paid on most instruments has decreased substantially. The average yield paid on all deposits has decreased from 3.64% in 2001 to an average yield of 2.16% in 2002. Although interest bearing deposits have increased $5.0 million during the three month period ending September 30, 2002, interest expense has decreased due to the maturities of higher yielding time deposits which would have been renewed at a much lower rate.


Other income has increased $317,800 (18.1%) during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. This increase is primarily the result of a $209,100 increase on the gain realized from the sale of Freddie-Mac loans for the quarter. Other expenses decreased $94,600 (1.6%) during the third quarter of 2002 compared to the third quarter of 2001. This decrease was the result of reduced legal fees which were expensed in 2001 for legal proceedings which were settled during the first two quarters of 2002.

A summarized change in income for the quarters appears below:

Three Months Ended                      September 30,  September 30,    2002
                                            2002           2001      Over(Under)
                                         (Unaudited)    (Unaudited)     2001
                                          ---------      ---------    -------
Revenue and Expenses: (000's)
  Interest Income                         $ 9,313        $ 9,787      $  (474)
  Less: Interest Expense                    1,955          3,208       (1,253)
                                          --------       --------     --------
                 Net Interest Income        7,358          6,579          779
Less: Provision for Loan Loss                 105            105          --
      Other Operating Expense
       Net of Other Operating
       Revenues                             3,893          4,306         (413)
                                          ---------      --------     --------
Income Before Income Taxes                  3,360          2,168        1,192
Tax Provision                                 921            529          392
                                          ---------      --------     --------
                      NET INCOME          $ 2,439        $ 1,639      $   800
                                          =========      ========     ========

                  Nine Months Ended September 30, 2002 and 2001

 Net income for the first nine months of 2002 decreased $1.2 million (22.3%) compared to the first nine months of 2001. During the first half of 2002 the Corporation was involved with two lawsuits which were settled. The amount of the settlements was expensed and explained in two separate letters to shareholders filed under Forms 8-K on March 25 and May 9 of 2002. This resulted in an adverse affect on net income of approximately $2.6 million or $1.50 per share.


During the first nine months of 2002, interest income and fees on loans decreased $1.8 million (7.6%) compared to the same period in 2001. The average yield on loans has decreased almost 100 basis points since September 30, 2001. Due to the slow economy, the Federal Reserve cut interest rates four times since September of 2001. Management has observed several economic indicators and believes that the current trend will begin to turn and interest rates will begin to rise sometime during the first half of 2003. They have been carefully monitoring the liquidity position of the Corporation to make sure that maturities of earning assets will be sufficient to balance the maturities of interest bearing liabilities in the short term.


Interest income on investment securities has increased $450,400 (9.9%) during the first nine months of 2002 compared to the same period in 2001. Although interest rates have declined, the balance in investment securities has continued to increase, growing $41.4 million (35.0%) from September 2001 to September 2002 compared to the period from September 2000 to September 2001. Management seeks to ensure that the yields on earning assets of the Corporation are maximized and contributing equally to net income.


Interest expense on deposits has also been affected by lowering interest rates and has decreased $3.2 million (34.6%) during the first nine months of 2002 compared to the first nine months of 2001. The average yield on deposits has decreased almost 150 basis points during the twelve month period ended September 30, 2002. Management is pleased that although rates have remained low, the Corporation's depositors have remained loyal and balances have increased.


Other income has increased $730,900 (14.0%) during the first nine months of 2002 compared to the same period in 2001. This increase is primarily from the gain realized on the sale of Freddie-Mac loans which increased $421,400 in 2002. The Corporation had also received proceeds of approximately $174,000 from the sale of TYME Corporation stock during the first quarter of 2002. Other expenses increased $5.0 million (29.7%) in the first nine months of 2002 compared to the first nine months of 2001. The major source of this increase is the $4.3 million litigation settlement which was paid during the first half of 2002.


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


The risk-based capital ratio for the Corporation is 19.51% and its leverage ratio is 12.78%.

ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.


ITEM 4
CONTROLS AND PROCEDURES
Based on his evaluation of the Corporation's disclosure controls and procedures as of a date within 90 days of the filing date of this report, the Corporation's President, Chief Executive Officer and Treasurer has determined that the disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation is recorded, processed, summarized and reported by the filing date of this report, and that information required to be disclosed in the report is communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, and there were no corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits
               See "Index to Exhibits" which is incorporated herein by reference

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION
                                  (registrant)



DATE:     November 13, 2002                /s/Henry Karbiner,Jr.
       --------------------------          ------------------------------------
                                           Henry Karbiner, Jr., President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



DATE:     November 13, 2002                /s/Thomas W. Vierthaler
       --------------------------          ------------------------------------
                                           Thomas W. Vierthaler
                                           Vice President and Comptroller
                                           (Chief Accounting Officer)

Certifications

I, Henry Karbiner, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tri City Bankshares Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
       ------------------


                                            /s/Henry Karbiner, Jr.
                                            -----------------------------------
                                            Henry Karbiner, Jr.
                                            President, Chief Executive Officer
                                            and Treasurer(Principal Executive
                                            and Financial Officer)

                                INDEX TO EXHIBITS


Exhibit 99.1

       Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit   99.1



                                    STATEMENT

                  Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss.1350, the undersigned officer of Tri City Bankshares Corporation (the "Company") hereby certifies that:

(1) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 13, 2002
        ------------------

                                            /s/Henry Karbiner, Jr.
                                            -----------------------------------
                                            Henry Karbiner, Jr.
                                            President, Chief Executive Officer
                                            and Treasurer(Principal Executive
                                            and Financial Officer)