Form 10-K
period 2002-12-31
TRI CITY BANKSHARES CORP
filed 2003-03-28
CIK 313337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of June 30, 2002, the aggregate market value of the shares held by non-affiliates was approximately $44,087,000. As of March 3, 2003, 8,105,128 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                        Incorporated in

Annual report to shareholders for fiscal year ended
December 31, 2002                                               Parts II and IV

Proxy statement for annual meeting of shareholders to be
held on June 11, 2003                                           Part III

Form 10-K Table of Contents

-------------------------------------------------------------------------------

PART I

Item 1        Business                                                       3
Item 2        Properties                                                    22
Item 3        Legal Proceedings                                             22
Item 4        Submission of Matters to a Vote of Security Holders           22

PART II

Item 5        Market for the Registrant's Common Equity and Related
              Stockholder Matters                                           23

Item 6        Selected Financial Data                                       23
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     23
Item 7A       Quantitative and Qualitative Disclosures About Market Risk    23
Item 8        Consolidated Financial Statements and Supplementary Data      23
Item 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      23

PART III

Item 10       Directors and Executive Officers of the Registrant            24
Item 11       Executive Compensation                                        24
Item 12       Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                    24
Item 13       Certain Relationships and Related Transactions                24
Item 14       Controls and Procedures                                       24

PART IV

Item 15       Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                      25
              Signatures                                                    28

                                     PART I

Item 1.                             DESCRIPTION OF BUSINESS.

THE REGISTRANT

         Tri City Bankshares Corporation (the "Registrant"), a Wisconsin corporation, was formed November 20, 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the "Bank"). The Bank is a wholly owned subsidiary of the Registrant.

                  As of December 31, 2002, the Registrant had total consolidated assets of $632.7 million and total stockholders' equity of $79.8 million.

THE BANK

         The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions ("DFI")) on October 28, 1963, and converted to a National Banking Association on June 25, 1969. The Bank is supervised by the Office of the Comptroller of the Currency ("OCC") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business out of its Main Office located at 6400 South 27th Street, Oak Creek, Wisconsin. In addition, the Bank maintains 30 other offices in Wisconsin throughout Milwaukee, Ozaukee, Racine and Waukesha Counties.

         The Bank provides a full range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial, installment, real estate and mortgage loans. The Bank offers automated teller machine cards. In addition, the Bank maintains an investment portfolio consisting primarily of U.S. agency and state and political subdivision securities.

         As is the case with banking institutions generally, the Bank derives its revenues from interest on the loan and investment portfolios and fee income related to loans and deposits. Income derived from the sale of alternative investment products provides additional fee income. The source of funds for the lending activities are deposits, repayment of loans, sale and maturity of investment securities and short-term borrowing through a correspondent banking relationship and the Federal Reserve Bank of Chicago. Principal expenses are the interest paid on deposits and borrowings and operating and general administrative expenses.

LENDING ACTIVITIES

         The Bank offers a range of lending services including real estate, commercial and consumer, to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2002 were $392.7 million, or approximately 62% of total consolidated assets. Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

         The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer, officer committee and board lending authority. All loans to directors and executive officers are approved by the Board of Directors. The loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. The lending strategy is the development of a high quality loan portfolio.

         The Bank's real estate loans are secured by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units. The Bank's residential real estate loans generally are repayable in monthly installments based on up to a thirty-year amortization schedule.

         Commercial loans include loans to individuals and small businesses including loans for working capital, machinery and equipment purchases, premise and equipment acquisitions, purchase, improvement and investment in real estate development and other business needs. Commercial lines of credit are typically for a one-year term. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary based on the term and will become payable in full and are generally refinanced in two to four years. Commercial loans typically entail a thorough analysis of the borrower, its industry, current and projected economic conditions and other factors. The Bank typically requires commercial borrowers to have annual financial statements and requires appraisals or evaluations in connection with the loans secured by real estate. The Bank typically requires personal guarantees from principals involved with closely held corporate borrowers.

         The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes payable on an installment basis. The loans are generally for terms of five years or less and are secured by liens on various personal assets of the borrower.

DEPOSIT ACTIVITIES

         Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 77.9% of the Bank's total deposits at December 31, 2002. Approximately 22.1% of the Bank's deposits at December 31, 2002 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Deposits of

$100,000 and over made up approximately 36.3% of the Bank's total deposits at December 31, 2002. The majority of the deposits of the Bank are generated from Milwaukee, Ozaukee, Racine and Waukesha Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management" and Note 10 of Notes to Consolidated Financial Statements, incorporated by reference in Item 8 below.

INVESTMENTS

         The Bank invests a portion of its assets in U.S. Treasury and U.S. Governmental agency obligations, FHLMC, FNMA and FHLB securities, state, county and municipal obligations, collateralized mortgage obligations ("CMO's") and federal funds sold. The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. For further information regarding the Registrant's investment portfolio, see Note 3 of Notes to Consolidated Financial Statements, incorporated by reference in Item 8 below.

SUPERVISION AND REGULATION

                  As a registered bank holding company, the Registrant is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act, as amended (the "BHCA"). The Bank is subject to regulation and examination by the OCC and the FDIC.

         Under the BHCA, the Registrant is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require. In accordance with Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Registrant might not do so absent such policy. In addition, there are numerous federal and state laws and regulations, which regulate the activities of the Registrant and the Bank. They include requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking.

         Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Registrant of any specific minimum Tier 1 capital leverage ratio applicable to it.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2002, the most recent notification from the Federal Reserve, the Registrant was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Registrant's category. As of December 31, 2002, the Bank had a total risk-based capital ratio of 18.91%, a Tier I risk-based capital ratio of 17.70% and a leverage ratio of 12.15%. The Bank was deemed well capitalized as of December 31, 2002 and 2001.

         Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not "opt out" of interstate branching.

         The laws and regulations to which the Registrant is subject are constantly under review by Congress, regulatory agencies and state legislatures. In 1999, Congress enacted the Gramm-Leach-Bliley Act ("the Act"), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

         Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Registrant has determined not to become certified as a financial holding company at this time. The Registrant may reconsider this determination in the future.

         In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA PATRIOT Act mandates or will require financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

         The earnings and business of the Registrant and the Bank are also affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The Federal Reserve Board impacts the competitive conditions under which the Registrant operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of the Registrant and its subsidiary cannot be predicted with certainty.


INDUSTRY RESTRUCTURING

         For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

COMPETITION

         The Bank's service area includes portions of Milwaukee, Ozaukee, Racine and Waukesha Counties. In Milwaukee County, the Bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. Ozaukee County, with a population of approximately 83,555 residents, has twelve banks with twenty-nine offices and four saving banks with nine offices. Racine County, with a population of approximately 189,613 residents has twelve banks with fifty-three offices and five savings banks with eleven offices. Waukesha County, with a population of approximately 367,065 residents, has twenty-six banks with one hundred thirty offices and thirteen savings banks with forty offices. In addition to banks and savings banks, significant competition comes from credit unions, security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.

EMPLOYEES

         As of December 31, 2002, the Registrant employed 274 full-time employees and 111 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         The following pages set forth the statistical data required by Guide 3 of the Securities and Exchange Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports.

           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL
                             (Dollars in Thousands)


The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 2002, 2001 and 2000.

                                                                                       Year Ended December 31
                                                   2002                          2001                         2000
                                                   ----                          ----                         ----
                                        Average            Yield     Average             Yield     Average             Yield
                                        Balance  Interest or Rate    Balance  Interest  or Rate    Balance  Interest  or Rate
                                      --------  --------  --------  --------  --------  --------  --------  --------  --------
ASSETS
Interest-earning assets:
Loans (1)                             $388,566   $29,923     7.70%  $371,031   $31,966     8.62%  $342,806   $30,592     8.92%
Taxable investment securities           74,230     3,595     4.84     48,280     2,834     5.87     57,411     3,481     6.06
Nontaxable investment securities(2)     75,146     4,897     6.52     73,031     4,892     6.70     80,328     5,350     6.66
Federal funds sold                      14,388       245     1.70     25,820       846     3.28     14,285       895     6.27
                                      --------  --------            --------  --------            --------  --------
Total interest-earning assets          552,330    38,660     7.00    518,162    40,538     7.82%   494,830    40,318     8.15%
Noninterest-earning assets:
 Other Assets                           47,784                        51,744                        51,353
                                      --------                      --------                      --------
                                      $600,114                      $569,906                      $546,183
                                      ========                      ========                      ========


           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
              INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
                             (Dollars in Thousands)


                                                                  Year Ended December 31
                                                  2002                            2001                            2000
                                                  ----                            ----                            ----
                                      Average               Yield     Average               Yield     Average               Yield
                                      Balance   Interest   or Rate    Balance   Interest   or Rate    Balance   Interest   or Rate
                                     --------   --------   -------   --------   --------   -------   --------   --------   -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits                     $251,971     $3,002     1.19%   $201,210     $3,869    1.92%  $197,085       $5,022     2.55%
Other time deposits                   128,114      4,759     3.71     146,331      7,992    5.46    116,603        6,361     5.46
Short-term borrowings                   6,099         79     1.29      19,705        748    3.80     37,187        2,258     6.07
                                     --------   --------             --------   --------           --------     --------
Total interest-bearing liabilities    386,184      7,840     2.03     367,246     12,609    3.43    350,875       13,641     3.89

Noninterest-bearing liabilities:
Demand deposits                       135,254                         128,623                       126,933
Other                                   2,713                           2,960                         2,948
Stockholders' equity                   75,963                          71,077                        65,427
                                     --------                        --------                      --------

                                    $ 600,114                       $ 569,906                     $ 546,183
                                    =========                       =========                     =========

Net interest earnings and interest rate spread   $30,820     4.97%               $27,929    4.39%                $26,677     4.26%
                                                ========     =====              ========    =====               ========     =====

Net yield on interest-earning assets                         5.58%                          5.39%                            5.39%
                                                             =====                          =====                            =====

(1) For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding. Interest income includes $2,360, $2,154 and $1,836 of loan fees in 2002, 2001 and 2000, respectively.

(2) Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $1,806, $1,622 and $1,755 in 2002, 2001 and 2000, respectively.

               INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
                             (Dollars in Thousands)


The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:

                                                       2002 Compared to 2001            2001 Compared to 2000
                                                       ---------------------            ---------------------
                                                     Increase (Decrease) Due to       Increase (Decrease) Due to
                                                    Volume     Rate(1)      Net      Volume     Rate(1)      Net
Interest earned on:
Loans                                              $ 1,511    $(3,554)   $(2,043)   $ 2,518    $(1,144)   $ 1,374
Taxable investment securities                        1,523       (762)       761       (553)       (94)      (647)
Nontaxable investment securities                       142       (137)         5       (486)        28       (458)
Federal funds sold                                    (375)      (226)      (601)       723       (772)       (49)
                                                    -------    -------    -------    -------    -------    -------

Total interest-earning assets                      $ 2,801    $(4,679)   $(1,878)   $ 2,202    $(1,982)   $   220
                                                    =======    =======    =======    =======    =======    =======

Interest paid on:
Savings deposits                                       976     (1,843)      (867)   $   105    $(1,258)   $(1,153)
Other time deposits                                   (995)    (2,238)    (3,233)     1,622          9      1,631
Short-term borrowings                                 (516)      (153)      (669)    (1,061)      (449)    (1,510)
                                                    -------    -------    -------    -------    -------    -------

Total interest-bearing liabilities                 $  (535)   $(4,234)   $(4,769)   $   666    $(1,698)   $(1,032)
                                                    =======    =======    =======    =======    =======    =======
Increase in net interest income                                          $ 2,891                          $ 1,252
                                                                          =======                          =======

(1) The change in interest due to both rate and volume has been allocated to rate changes.

                              INVESTMENT PORTFOLIO
                             (Dollars in Thousands)

The following table sets forth the maturities of investment securities at December 31, 2002, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.


                                                                           Maturity
                                                                        After One But          After Five But
                                               Within One Year        Within Five Years       Within Ten Years
                                             Amount       Yield       Amount       Yield       Amount    Yield
U.S. Treasury and government agencies      $  4,000       5.94%     $ 63,810       4.30%     $      0       0%
States and political subdivisions            19,688       4.12        74,032       5.47         1,092    6.28
                                            -------                  -------                  -------
                                           $ 23,635       4.43%     $137,843       4.93%     $  1,092    6.28%
                                            =======                  =======                  =======
Tax equivalent adjustment for
Calculation of yield                       $    374                 $  1,411                 $     21
                                            =======                  =======                  =======

Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                                          December 31
                                                      2002                         2001                           2000
                                        -------------------------------------------------------------------------------------------
                                           Amortized         Fair        Amortized        Fair         Amortized        Fair
                                             Cost            Value         Cost           Value          Cost           Value
Held-to-maturity:
  U.S. Treasury securities and
   obligations of U.S. government

   agencies                             $ 67,810,172   $ 69,476,310   $ 71,000,000   $ 71,774,134   $ 53,954,624   $ 53,593,108
  Obligations of states and political
   subdivisions                           94,812,043     97,270,973     72,753,829     74,023,441     80,332,445     80,571,485
                                         -----------    -----------    -----------    -----------    -----------    -----------
Total investment securities             $162,622,215   $166,747,283   $143,753,829   $145,797,575   $134,287,069   $134,164,593
                                         ===========    ===========    ===========    ===========    ===========    ===========

                                 LOAN PORTFOLIO
                             (Dollars in Thousands)

The maturity distribution of all loans at December 31, 2002, are:

                                                   Maturity
                                                   --------
                                           After One
                              One Year      Through         After
                               or Less     Five Years    Five Years      Total
                              --------     ----------    ----------    --------
Commercial                    $ 15,478      $ 13,109      $   -0-      $ 28,587
Real estate construction        28,688         9,056          381        38,125
Real estate mortgage            94,265       204,418        3,670       302,354
Installment Loans                5,459        18,653        4,606        28,718
                              --------     ---------     ----------    --------
                              $143,890      $245,236     $  8,657      $397,784
                              ========      ========     ==========    ========

Interest rate sensitivity of all loans with maturities greater than one year at December 31, 2002, are:

                                                 Interest Sensitivity
                                                 --------------------
                                           Fixed Rate             Variable Rate
                                           ----------             -------------
Due after one, but within five years       $ 240,556               $   4,680
Due after five years                           8,657                     -0-
                                           ----------             -------------
                                           $ 249,213               $   4,680
                                           ==========             =============

                           LOAN PORTFOLIO COMPOSITION

The following table presents information concerning the composition of the Bank's consolidated loans held for investment at the dates indicated.

                                                                          December 31
                                                                          -----------
                                  2002                 2001                  2000                  1999                   1998
                         ----------------------------------------------------------------------------------------------------------
                                       % of                  % of                  % of                  % of                  % of
                             Amount   Total       Amount    Total       Amount    Total       Amount    Total        Amount   Total
                         ----------------------------------------------------------------------------------------------------------

Commercial              $ 28,587,008   7.19%  $ 42,094,372  11.29%  $ 38,012,480  10.51%  $ 26,954,000   8.45%  $ 13,730,000   4.95%
Real Estate:
 Real estate-
   construction           38,125,221   9.58     28,262,912   7.08     19,733,919   5.45     16,503,000   5.17     16,358,000   5.90
 Real estate-mortgage:
  Single family          158,722,569  39.90    145,899,261  39.13    144,825,860  40.03    131,902,000  41.36    114,570,000  41.33
  Multi-family            10,489,662   2.64      7,791,092   2.09     10,347,366   2.86     10,971,000   3.44      9,136,000   3.30
 Nonresidential          133,141,297  33.47    119,374,209  32.02    121,312,459  33.53    105,084,000  32.95     91,675,000  33.07
                         ------------------    ------------------    ------------------    ------------------    ------------------
 Total Real Estate       340,478,749  85.59    301,327,474  80.82    296,219,604  81.88    264,460,000  82.93    231,739,000  83.60
                         ------------------    ------------------    ------------------    ------------------    ------------------
Installment               28,717,942   7.22     29,416,266   7.89     27,540,063   7.61     27,485,000   8.62     31,715,000  11.44
                         ------------------    ------------------    ------------------    ------------------    ------------------
                        $397,783,699 100.00%  $372,838,112 100.00%  $361,772,147 100.00%  $318,899,000 100.00%  $277,184,000 100.00%
                         ==================    ==================    ==================    ==================    ==================

The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, for which interest continues to be accrued.

                                                   (Dollars in Thousands)
                                                         December 31
                                             2002   2001    2000    1999   1998
                                             ----   ----    ----    ----   ----
Loans accounted for on a nonaccrual basis $ 337 $ 128 $ 214 $ 595 $ 334 Loans contractually past due 90 days or more as to interest or principal
 payments                                   2,361  2,511   1,669   1,372  1,848
                                            -----  -----   -----   -----  -----
Total nonperforming loans                  $2,698 $2,639  $1,883  $1,967 $2,182
                                            =====  =====   =====   =====  =====
Ratio of nonaccrual loans to total loans     .08%   .03%    .06%    .19%   .12%
Ratio of nonperforming loans to total loans  .68%   .71%    .52%    .62%   .79%

Interest income of $4,050 was recognized during 2002 on loans, which were accounted for on a nonaccrual basis. An additional $63,280 of interest income would have been recorded in 2002 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 2002 or 2001 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

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

                                            Year Ended December 31
                                            ----------------------
                                  2002      2001      2000      1999     1998
                                  ----      ----      ----      ----     ----
Balance of allowance for loan
 losses at beginning of period  $4,827    $4,521    $4,340    $4,245   $3,500
Loans charged-off:
Commercial                          27         0       130       116        0
Real estate                         86        38        62         9        0
Installment                        115       128         9        61      154
                                 -----     -----     -----     -----    -----
TOTAL LOANS CHARGED-OFF            228       166       201       186      154

Recoveries of loans previously
 charged-off:
Commercial                           2        11        37        12        0
Real estate                         53        21         0         0      244
Installment                         45        20        45        44       55
                                 -----     -----     -----     -----    -----
TOTAL RECOVERIES                   100        52        82        56      299
                                 -----     -----     -----     -----    -----
Net loans charged-off(recovered)   128       114       119       130     (145)
Additions to allowance charged
 to expense                        420       420       300       225      600
                                 -----     -----     -----     -----    -----
Balance at end of period        $5,119    $4,827    $4,521    $4,340   $4,245
                                 =====     =====     =====     =====    =====

Ratio of net loans charge-off
 (recoveries) during the period
  to average loans outstanding    .03%      .03%      .03%      .04%    (.05%)
                                  ====      ====      ====      ====    =====

Ratio of allowance at end of
 year to total loans             1.29%     1.29%     1.25%     1.36%    1.53%
                                 =====     =====     =====     =====    =====

Ratio of allowance at end of
 year to nonaccrual loans       1,518.99% 3,771.33% 2,112.83%  729.41% 1,270.96%
                                ========  ========  ========   ======  ========


The additions to the allowance charged to operating expense is the amount necessary to bring the allowance for loan losses to a level which will provide for probable and estimable losses in the loan portfolio. The adequacy of the allowance is based principally upon continuing management review for potential losses in the portfolio, actual charge-offs during the year, historical loss experience, current and anticipated economic conditions, estimated value of collateral and industry guidelines.

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

Real estate loans comprise the largest portion of the loan portfolio with 85.48% of loans outstanding at December 31, 2002. The majority of the real estate loan portfolio consists of residential mortgage loans, an area in which the Registrant has had few losses in past years.

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

Losses in 2003 are not expected to vary significantly from net losses experienced over the last two years.

                                    DEPOSITS
                             (Dollars in Thousands)

The average daily balance of deposits and the average rate paid on deposits is summarized for the periods indicated in the following table:

                                                                           Year Ended December 31
                                                                           ----------------------
                                                     2002               2001               2000
                                               Amount    Rate     Amount    Rate     Amount    Rate
                                             --------   -----   --------   -----   --------   -----
Noninterest-bearing demand deposits          $135,254      0%   $128,623      0%   $126,933       0%

Interest bearing transaction deposits         129,873   1.37%     91,384   2.24%     88,022    2.94%
Savings                                       122,097   1.00%    109,826   1.66%    109,063    2.23%
Time deposits (excluding time certificates
   of deposit of $100,000 or more)
                                               87,139   3.72%     98,184   5.29%     87,184    5.46%
Time certificates of deposits of $100,000
   or more                                     40,976   3.70%     48,147   5.81%     29,419    5.44%
                                             --------           --------           --------                     --------
                                             $515,339           $476,164           $440,621
                                             ========           ========           ========

The maturity distribution of deposits in amounts of $100,000 and over at December 31, 2002, is:

                   Three months or less                          $ 11,950
                   After 3 through 6 months                         8,748
                   After 6 through 12 months                        7,459
                   After 1 year through 2 years                     2,400
                   After 2 years through 3 years                    4,619
                   After 3 years through 4 years                    4,765
                   After 4 years through 6 years                    1,035
                                                                  -------
                                                                 $ 40,976

             RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:



                                                  Year Ended December 31
                                                  ----------------------
                                           2002    2001    2000    1999    1998
                                          ------  ------  ------  ------  ------
Percentage of net income to:
Average stockholders equity                9.02%  10.72%  12.04%  11.66%  12.65%
Average total assets                       1.14    1.34    1.44    1.38    1.50
Percentage of dividends declared per
 common share to net income per
 common share                             66.93   52.05   45.45   43.32   36.10
Percentage of average stockholders'
 equity to daily average total assets     12.66   12.47   11.98   11.86   11.84

                              SHORT-TERM BORROWINGS
                             (Dollars in Thousands)

Information relating to short-term borrowings follows:

                                      Federal Funds Purchased
                                     and Securities Sold Under  Other Short-Term
                                      Agreements to Repurchase      Borrowings
                                     -------------------------  ----------------
Balance at December 31:

2002                                          $ 1,500                $ 6,000
2001                                            3,250                  1,429
2000                                           19,787                  2,233

Weighted average interest rate at year end:

2002                                             0.41%                  1.06%
2001                                             1.32                   1.71
2000                                             6.29                   6.32

Maximum amount outstanding at any month's end:

2002                                         $ 17,178                $ 6,000
2001                                           22,526                  5,479
2000                                           76,891                  5,347

Average amount outstanding during the year:

2002                                          $ 4,140                $ 1,959
2001                                           17,621                  2,084
2000                                           35,148                  2,038

Average interest rate during the year:

2002                                             1.24%                  1.41%
2001                                             3.83                   3.51
2000                                             6.05                   6.48

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.

Item 2.  PROPERTIES



Tri City National Bank has thirty-one locations in the Metropolitan Milwaukee area including Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant and South Milwaukee. The Bank owns thirteen of its locations and leases eighteen locations, including fifteen full service-banking centers located in food discount centers.

Registrant believes that its bank locations are in buildings that are attractive and efficient, and adequate for their operations, with sufficient space for parking and drive-in facilities.


Item 3.  LEGAL PROCEEDINGS

The Registrant is not party to any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted during the fourth quarter of 2002 to a vote of security holders.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

The information required by Item 5 is incorporated herein by reference to Registrant's 2002 Annual Report to Stockholders under the captions entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
19).


Item 6.  SELECTED FINANCIAL DATA
         -----------------------

The information required by Item 6 is incorporated herein by reference to Registrant's 2002 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 18).


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The information required by Item 7 is incorporated herein by reference to Registrant's 2002 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Pages 5 to 12).


 Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The information required by Item 7A is incorporated herein by reference to Registrant's 2002 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 14 to 17).


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------

The information required by Item 8 is incorporated herein by reference to Registrant's 2002 Annual Report to Stockholders (Pages 21 to 46).


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 11, 2003 ("The 2003 Proxy Statement") under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".


Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the 2003 Proxy Statement under the caption entitled "Executive Compensation".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

The information required by Item 12 is incorporated herein by reference to the 2003 Proxy Statement under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to the 2003 Proxy Statement under the caption entitled "Loans and Other Transactions with Management".

Item 14.  CONTROLS AND PROCEDURES
          -----------------------

The Registrant maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, the Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who is also the Chief Financial Officer of the Registrant, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President who is also the Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures are effective.

There have been no significant changes in the Registrant's internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV



Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

        (a)  (1) and (2) Financial statements and financial statement schedules
             ------------------------------------------------------------------

             The response to this portion of Item 15 is submitted as a separate section of this report.

             (3)  Listing of Exhibits

                  Exhibit 3.1 - Restated Articles of incorporation (incorporated herein by reference to Exhibit 3.2 to
                                Registrant's current report on Form 8-K filed February 12, 2003.

                  Exhibit 3.2 - By-Laws (incorporated herein by reference to
                                Exhibit 3.2 to Registrant's Annual Report on
                                Form 10-K for the year ended December 31, 2000).

                  Exhibit 13  - Annual Report to Stockholders for the year ended
                                December 31, 2002.

                                With the exception of the information
                                incorporated by reference into Items 5,
                                6, 7, 7A, and 8 of this Form 10-K, the
                                2002 Annual Report to Stockholders is
                                not deemed filed as part of this
                                report.

                  Exhibit 21  - Subsidiaries of Registrant.

                  Exhibit 23  - Consent of Independent Auditors

                  Exhibit 99.1 -Certification of Mr. Karbiner

                  Exhibit 99.2 -Cautionary Statements
        (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

                                     PART IV


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 15(a)(1), (2) and (c)

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL

                               STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          Year Ended December 31, 2002

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

FORM 10-K-ITEM 15(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

  Consolidated balance sheets-December 31, 2002 and 2001

  Consolidated statements of income-Years ended December 31, 2002, 2001 and 2000

  Consolidated statements of stockholders' equity-Years ended December 31, 2002, 2001 and 2000.

  Consolidated statements of cash flows-Years ended December 31, 2002, 2001 and 2000

  Notes to consolidated financial statements-December 31, 2002

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

TRI CITY BANKSHARES CORPORATION

BY:   /s/ Henry Karbiner, Jr.
      -----------------------
      Henry Karbiner, Jr., President

      Date: March 12, 2003
           ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                         Capacity                      Date


/s/ Henry Karbiner, Jr.        Chairman of the Board and           3/12/03
-----------------------        Chief Executive Officer             -------
Henry Karbiner, Jr.            (Principal Executive and



/s/ Ronald K. Puetz            Executive Vice-President            3/12/03
-------------------            and Director                        -------
Ronald K. Puetz


/s/ Scott A Wilson             Senior Vice President and           3/12/03
------------------             Secretary and Director              -------
Scott A. Wilson


/s/ Robert W. Orth             Senior Vice-President and           3/12/03
-------------------            Director                            -------
Robert W. Orth


/s/ Thomas W. Vierthaler       Vice President and Comptroller      3/12/03
------------------------       (Principal Accounting Officer)      -------
Thomas W. Vierthaler

/s/ Frank J. Bauer             Director                            3/12/03
------------------                                                 -------
Frank J. Bauer


/s/ William Beres              Director                            3/12/03
-----------------                                                  -------
William Beres


/s/ Sanford Fedderly           Director                            3/12/03
---------------------                                              -------
Sanford Fedderly


/s/ Scott D. Gerardin          Director                            3/12/03
---------------------                                              -------
Scott D. Gerardin


                               Director
---------------------                                              -------
William Gravitter


/s/ Christ Krantz              Director                            3/12/03
------------------                                                 -------
Christ Krantz


/s/ William L. Komisar         Director                            3/12/03
----------------------                                             -------
William L. Komisar


                               Director
----------------------                                             -------
Agatha T. Ulrich



/s/ David A. Ulrich, Jr.       Director                            3/12/03
-------------------------                                          -------
 David A. Ulrich, Jr.



/s/ William J. Werry           Director                            3/12/03
--------------------                                               -------
William J. Werry

                            CERTIFICATIONS STATEMENT

I, Henry Karbiner, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Tri City Bankshares Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003




                                           /s/ Henry Karbiner, Jr.
                                           -----------------------
                                           Henry Karbiner, Jr.
                                           President/CEO/CFO