Form 10-Q
period 2003-03-31
TRI CITY BANKSHARES CORP
filed 2003-05-15
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-1158740
      --------------------------------               ----------------------
     (State or other jurisdiction                   (IRS Employer ID Number)
      of incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                     --------------------------------------
                    (Address of principal executive offices)

                                      53154
                                    --------
                                    Zip Code

                                 (414)761-1610
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
   -----   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES      NO  X
   -----   -----


The number of shares outstanding of $1.00 par value common stock, as of April 30, 2003: 8,146,063 shares.

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                     Page #

Item 1    Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             March 31, 2003 and December 31, 2002                       3

             Consolidated Statements of Income
             for the Three Months ended March 31, 2003
             and 2002                                                   4

             Consolidated Statements of Cash Flows
             For the Three Months ended March 31, 2003
             And 2002                                                   5

             Notes to Unaudited Consolidated Financial
             Statements                                                 6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7

Item 4    Controls and Procedures                                      13



PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                             14

          Signatures                                                   15

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                         March 31          December 31
                                           2003               2002
                                           ----               ----
                                        (Unaudited)
Assets

Cash and due from banks               $  29,036,767      $  38,804,170
Federal funds sold                       12,272,265         11,504,760
                                      -------------      -------------
Cash and cash equivalents
Investment securities held
  to maturity (fair value of
     $166,164,759 - 2003 and
     $166,747,283 - 2002                162,438,888        162,622,215
Loans                                   390,642,948        397,783,699
Less allowance for loan losses           (5,148,155)        (5,118,705)
                                      -------------      -------------
Net Loans
Premises and equipment                   22,002,315         22,188,798
Mortgage Servicing Rights                   875,900            789,903
Other Assets                              4,295,156          4,116,888
                                      -------------      -------------
                                      $ 616,416,084      $ 632,691,728
                                      =============      =============

Liabilities and Stockholders' Equity

Deposits                              $ 530,606,006      $ 543,184,250
Reverse repurchase agreements             1,108,000          1,500,000
Short-term borrowings                       572,363          6,000,000
Other liabilities                         2,497,113          2,169,212
                                      -------------      -------------
Total liabilities                     $ 534,783,482      $ 552,853,462
Stockholders' equity:
  Common stock, $1 par value:
  Authorized - 15,000,000 shares
  Issued and outstanding:
         2003 - 8,105,128 shares;
         2002 - 8,062,536 shares          8,105,128          8,062,536
Additional paid in capital               11,924,824         11,243,343
Retained earnings                        61,602,650         60,532,387
                                      -------------      -------------
Total stockholders' equity               81,632,602         79,838,266
                                      -------------      -------------
                                      $ 616,416,084      $ 632,691,728
                                      =============      =============


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED SATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                 2003           2002
                                                 ----           ----
Interest income
  Loans, including fees                      $ 6,976,768    $ 7,497,479
  Investment securities:
    Taxable                                      818,898        901,009
    Exempt from federal income tax               766,500        769,682
  Federal funds sold                              11,104         38,422
                                             -----------    -----------
Total interest income                          8,573,270      9,206,592
Interest expense:
  Deposits                                     1,377,618      2,111,270
  Short-term borrowings                           11,070         51,163
                                             -----------    -----------
Total interest expense

Net interest income                            7,184,582      7,044,159
Provision for loan losses                        105,000        105,000
                                             -----------    -----------
Net interest income after
  provision for loan losses                    7,079,582      6,939,159

Other income:
  Service charge income                          711,796        708,267
  Rental income                                  288,876        363,729
  Gain on sale of loans and servicing fees       420,758        152,954
  Other                                          840,742        864,120
                                             -----------    -----------
Total other income                             2,262,172      2,089,070

Other expenses:
  Salaries and employee benefits               3,457,958      3,303,103
  Occupancy                                      789,271        822,719
  Equipment                                      409,392        429,932
  Data processing                                374,434        318,784
  Advertising and promotional                    171,784        151,544
  Regulatory agency assessments                   58,416         56,047
  Office supplies                                140,135        134,753
  Litigation settlement                                0      1,450,000
  Other                                          607,099        710,254
                                             -----------    -----------
Total other expense                            6,008,489      7,377,136

Income before income taxes                     3,333,265      1,651,093
Income taxes                                     973,000        272,000
                                             -----------    -----------
Net income                                   $ 2,360,265    $ 1,379,093
                                             ===========    ===========
Per share data:
   Net income                                $     0.290    $    0.170
   Dividends per share                             0.160         0.143
   Average shares outstanding                  7,241,288     7,925,694

See Notes to Unaudited Consolidated Financial Statements

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                        2003            2002
                                                        ----            ----
OPERATING ACTIVITIES
Net income                                         $  2,360,265    $  1,379,093
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                           105,000         105,000
    Depreciation on premises and equipment              524,388         502,143
    Gain on sale of loans                              (553,412)       (165,454)
    Proceeds from sale of loans held for sale        30,132,118      21,438,665
    Origination of loans held for sale              (29,578,706)    (21,273,211)
    Amortization of premiums and accretion of
      discounts on investment securities                 54,406          40,980
    Decrease(increase) in interest receivable           174,536        (251,591)
   (Decrease)increase in interest payable              (132,466)       (256,114)
    Other                                                21,569        (213,554)
                                                   ------------    ------------
Net cash provided by operating activities             3,107,698       1,305,957

INVESTING ACTIVITIES
Proceeds from repayment, calls, and maturities of
  investment securities held to maturity             12,164,449      12,389,158
Purchases of investment securities held to maturity (12,035,527)     (3,997,840)
Net (increase)decrease in loans                       7,065,201     (11,690,766)
Net purchases of premises and equipment                (337,905)       (348,951)
                                                   ------------    ------------
Net cash (used)provided by investing activities       6,856,218      (3,648,399)

FINANCING ACTIVITIES
Sale of common stock                                    724,073         674,907
Net (decrease)increase in deposits                  (12,578,244)    (16,737,871)
Net (decrease)increase in short-term borrowings      (5,819,637)      2,602,874
Cash dividends                                       (1,290,006)     (1,130,826)
                                                    ------------   ------------
Net cash used by financing activities               (18,963,814)    (14,590,916)
                                                   ------------    ------------

Decrease in cash and cash equivalents                (8,999,898)    (16,933,358)
Cash and cash equivalents at the beginning of year   50,308,930      63,737,151
                                                   ------------    ------------
Cash and cash equivalents at the end of year       $ 41,309,032    $ 46,803,793
                                                   ============    ============


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 2002. The December 31, 2002 financial information included herein is derived from the December 31, 2002 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of March 31, 2003 and the results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported period. The operating results for the first three months of 2003 are not necessarily indicative of the results, which may be expected for the entire 2003 fiscal year.

                         TRI CITY BANKSHARES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

     This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of Tri City Bankshares' (the "Corporation") plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation, may also constitute forward-looking statements.

     Forward-looking statements are subject to significant risks and uncertainties; and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to the factors set forth in exhibit 99.2 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

     All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require us to use our judgment. Two of the more significant policies are:

*  Establishing the amount of the provision for loan loss reserve.

     We evaluate our loan portfolio at least quarterly to determine the adequacy of the loan loss reserve. Included in the review are five components: (1) A historic review of losses and reserve coverage based on peak and average loss volume; (2) A review of portfolio trends in volume and composition with attention to possible concentrations; (3) A review of delinquency trends and loan performance compared to our peer group; (4) A review of local and national economic conditions; and (5) A quality analysis review of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above normal supervision. If we misjudge the adequacy of the reserve and experience a loss, a charge to earnings may result.

*  Establishing the value of mortgage servicing rights.

     Mortgage servicing rights (MSR's) are established on loans (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments and tax escrows. Generally Accepted Accounting Principles require that we recognize, as income, the estimated fair market value of the asset when originated, even though management does not intend to sell these rights. The estimated value of MSR's is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned, MSR's are amortized. Net servicing revenues and newly originated MSR's generally exceed this amortization expense. However, if actual prepayment experience is greater than anticipated and new loan volume declines, net-servicing revenues may be less than expected and a charge to earnings may result.

CHANGES IN FINANCIAL POSITION

     The Corporation's net assets have decreased $16.2 million (2.6%) during the first quarter of 2003. Cash and due from banks decreased $9.8 million (25.2%) in the first three months of 2003. This decrease is not unusual during the first quarter of each year. There is typically a short-term increase of cash and cash equivalents during the month of December each year; because municipal deposits increase due to payments of property taxes, and commercial deposits increase due to holiday spending. Net loans decreased $7.1 million (1.8%) during the first quarter of 2003. Loan demand declined in the second half of 2002 due to the sluggish economy. Uncertainty about the war in Iraq continued to plague the economy for most of the first quarter of 2003, and soft loan demand continued as a result.

     The allowance for loan losses increased $29,450 (0.6%) in the first three months of 2003. Management believes the quality of the loan portfolio is excellent and that the level of exposure remains low. Management continues to monitor the quality of new loans that the Corporation originates each year as well as review existing loan performance.

     Deposits of the Corporation decreased $12.6 million (2.3%) during the first quarter of 2003. Interest rates have stopped the drastic decline of the past year. Depositors have shifted their funds to short-term investments, such as certificates of deposit with maturities less than 12 months, and in many cases out of certificates and into money market products as a result of the low rate environment. Additionally, as noted above, there is typically a short-term increase in municipal and commercial deposits in December. Total borrowings of the corporation decreased $5.8 million (77.6%) during the first three months of 2003.

     The Corporation's equity increased $1.8 million (2.2%) during the first quarter of 2003 due to a strong net interest margin and continuing profitable activity in the consumer mortgage sector.

LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $30.0 million in federal funds purchased, and an additional $41.0 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.

CAPITAL RESOURCES

     During the first quarter of 2003, the Corporation began installation of a new telecommunications data network. Benefits will include improved security, intrusion monitoring and reporting. The Corporation's banking subsidiary will fund this new network equipment internally and expects the cost of this project will be nominal. There are no other major projects currently planned for 2003.

RESULTS OF OPERATIONS

     The Corporation's net income increased $981,200 (71.1%) during the first quarter of 2003 compared to the same period in 2002. The change was the result of operating income increasing $140,000 in the first quarter of 2003 and the negative effect of a one-time after tax charge to earnings of approximately $850,000 in the first quarter of 2002. The charge was the result of a mediated settlement of a lawsuit.

     Interest income and fees on loans decreased $520,700 (6.9%) in the first three months of 2003 compared to the first three months of 2002. The average yield on loans continues to decline as portfolio notes mature and reprice. The net interest margin, however, has remained strong as interest expense has also decreased significantly.

     Investment balances as of March 31, 2003 have increased $27.1 million (20.0%) from March 31, 2002. The average yield derived from all investments decreased 84 basis points during the first quarter of 2003, compared to the first quarter of 2002 due to historically low rates and management's decision to invest in relatively short-term securities on new purchases in anticipation of rising rates. However, our liquidity is excellent and we are in a position to take advantage of any increase in interest rates. Approximately $6.6 million in investment securities is scheduled to mature during the next five months with a possible $18.0 million additional securities called during the same period. These proceeds are likely to be reinvested at lower interest rates than rates they are currently earning.

     Interest expense on deposits decreased $733,700 (34.7%) during the first quarter of 2003 compared to the first quarter of 2002. The primary cause of this decrease is significantly lower yields paid on deposits.

     Other income increased $173,100 (8.3%) during the first quarter of 2003 compared to the same period of 2002. This increase is principally associated with the gain on sale of loans and servicing fees for loans sold in the secondary market. Historically low rates during the first quarter of 2003 resulted in record numbers of refinancings at the Corporation's banking subsidiary.


A summarized change in income for the quarters appears below:


Three Months Ended                        March 31,   March 31,       2003
                                            2003        2002       Over(Under)
                                        (UNAUDITED)  (UNAUDITED)      2002

Revenue and Expenses: (000's)
  Interest Income                         $ 8,573      $ 9,206      $  (633)
  Less: Interest Expense                    1,389        2,162         (773)
                                          -------      -------      -------

       Net Interest Income
  Less: Provision for Loan Loss               105          105            0
        Other Operating Expense
          Net of Other Operating Revenues   3,746        5,288       (1,542)

Income Before Income Taxes                  3,333        1,651        1,682
Tax Provision                                 973          272          701
                                          -------      -------      -------

       NET INCOME                         $ 2,360      $ 1,379      $   981
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

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%. The risk-based capital ratio for the Corporation is 20.95% and its leverage ratio is 13.45%.

ITEM 4  -  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits
               99.1  Certification of Mr. Karbiner

          (b)  Reports on Form 8-K
               The Corporation filed one Form 8-K during the quarter covered by this report as follows:

               (1) Form 8-K dated February 14, 2003 under Items 5 and 7 regarding the three-for-one stock split effective February 28, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION

DATE:  May 13, 2003                          /s/Henry Karbiner, Jr.
     -------------------------------         ----------------------------------
                                             Henry Karbiner, Jr.
                                             President, Chief Executive Officer
                                             and Treasurer (Principal Executive
                                             Officer)


DATE:  May 13, 2003                          /s/Thomas W. Vierthaler
     -------------------------------         ----------------------------------
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


Date:  May 13, 2003
     -----------------------

                                   /s/Henry Karbiner, Jr.
                                   --------------------------------------------
                                   Henry Karbiner, Jr.
                                   President, Chief Executive Officer and
                                   Treasurer
                                   (Principal Executive and Financial Officer)

                                INDEX TO EXHIBITS


Exhibit 99.1

       Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.