Form 10-Q
period 2003-06-30
TRI CITY BANKSHARES CORP
filed 2003-08-06
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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

YES  X   NO
    ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES      NO  X
    ---     ---

The number of shares outstanding of $1.00 par value common stock, as of June 30, 2003: 8,146,062

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                          Page #

Item 1      Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              June 30, 2003 and December 31, 2002                     3

              Consolidated Statements of Income
              for the Three Months ended June 30, 2003
              and 2002                                                4

              Consolidated Statements of Income
              for the Six Months ended June 30, 2003
              and 2002                                                5

              Consolidated Statements of Cash Flows
              for the Six Months ended June 30, 2003
              and 2002                                                6

              Notes to Unaudited Consolidated Financial
              Statements                                              7

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                8

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk                                        15

Item 4      Controls and Procedures                                  15

PART II - OTHER INFORMATION


Item 4      Submission of Matters to a Vote of Security Holders      16

Item 6      Exhibits and Reports on Form 8-K                         19

            Signatures                                               20

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                          June 30,                 December 31,
                                            2003                       2002
                                        -----------                ------------
                                        (Unaudited)

  Cash and due from banks            $  27,404,249               $  38,804,170
  Federal funds sold                     9,736,279                  11,504,760
                                      ------------                ------------
       Cash and cash equivalents        37,140,528                  50,308,930
  Investment securities:
    Held-to-maturity (fair value of
               2003 - $172,409,519
               2002 - $166,747,283)    168,463,886                 162,622,215
  Loans                                392,407,617                 397,783,699
  Allowance for loan losses             (5,149,172)                 (5,118,705)
                                      ------------                ------------
       Net Loans                       387,258,445                 392,664,994

  Premises and equipment                22,025,977                  22,188,798
  Mortgage servicing rights                990,807                     789,903
  Other assets                           4,229,292                   4,116,888
                                      ------------                ------------
       TOTAL ASSET                   $ 620,108,935               $ 632,691,728
                                      ============                ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                           $ 529,195,639               $ 543,184,250
  Reverse repurchase agreements          1,108,000                   1,500,000
  Short-term borrowings                  4,468,207                   6,000,000
  Other Liabilities                      1,824,183                   2,169,212
                                      ------------                ------------
       TOTAL LIABILITIES               536,596,029                 552,853,462

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value:
     Authorized - 15,000,000 shares
     Issued and outstanding:
           2003 - 8,146,062 shares;
           2002 - 8,062,536 shares       8,146,062                   8,062,536
  Additional paid in capital            12,600,225                  11,243,343
  Retained earnings                     62,766,619                  60,532,387
                                      ------------                ------------
       TOTAL STOCKHOLDERS' EQUITY       83,512,906                  79,838,266
                                      ------------                ------------
       TOTAL LIABILITIES AND EQUITY  $ 620,108,935               $ 632,691,728
                                      ============                ============




See Notes to Unaudited Consolidated Financial Statements

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                          2003                        2002
Interest income:
  Loans, including fees              $  6,956,574                $  7,403,231
  Investment securities:
    Taxable                               782,030                     892,333
    Exempt from federal income tax        777,432                     760,995
  Federal funds sold                       36,736                      64,277
                                      -----------                  ----------
      TOTAL INTEREST INCOME             8,552,772                   9,120,836

Interest expense:
  Deposits                              1,290,844                   2,008,209
  Short-term borrowings                     7,099                       7,789
                                      -----------                  ----------
      TOTAL INTEREST EXPENSE            1,297,943                   2,015,998
                                      -----------                  ----------
         NET INTEREST INCOME            7,254,829                   7,104,838
Provision for loan losses                 105,000                     105,000
                                      -----------                  ----------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES         7,149,829                   6,999,838

Other income:
  Service charge income                   748,596                     708,350
  Rental income                           282,518                     365,811
  Gain on sale of loans and
    servicing fees                        550,680                      52,800
  Other                                   865,482                     791,708
                                      -----------                  ----------
      TOTAL OTHER INCOME                2,447,276                   1,918,669

Other expense:
  Salaries and employee benefits        3,480,526                   3,304,823
  Net occupancy                           769,278                     841,402
  Equipment                               445,832                     438,542
  Data processing                         392,887                     332,039
  Advertising                             174,643                     179,947
  Regulatory agency assessments            57,758                      56,455
  Office Supplies                         129,889                     120,290
  Litigation Settlement                         -                   2,800,000
  Other                                   650,504                     655,396
                                      -----------                  ----------
      TOTAL OTHER EXPENSE               6,101,317                   8,728,894
                                      -----------                  ----------

Income before income taxes              3,495,788                     189,613
Provision for income taxes              1,035,000                     300,000
                                      -----------                  ----------
      NET INCOME                     $  2,460,788                 $   489,613
                                      ===========                  ==========
Per share data:
    Net income                       $      0.300                 $     0.060
    Dividends per share              $      0.160                 $     0.143
Average shares outstanding              8,137,966                   7,971,030



See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                        2003                           2002
Interest income:
  Loans, including fees           $  13,933,342                  $  14,900,710
  Investment securities:
    Taxable                           1,600,928                      1,793,342
    Exempt from federal income tax    1,543,932                      1,530,677
  Federal funds sold                     47,840                        102,699
                                   ------------                   ------------
      TOTAL INTEREST INCOME          17,126,042                     18,327,428

Interest expense:
  Deposits                            2,668,462                      4,119,479
  Short-term borrowings                  18,169                         58,952
                                   ------------                   ------------
      TOTAL INTEREST EXPENSE                                         4,178,431
                                   ------------                   ------------
         NET INTEREST INCOME         14,439,411                     14,148,997
Provision for loan losses               210,000                        210,000
                                   ------------                   ------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES      14,229,411                     13,938,997

Other income:
  Service charge income               1,460,392                      1,416,617
  Rental income                         571,394                        729,540
  Gain on sale of loans and
    servicing fees                      971,438                        205,754
  Other                               1,706,224                      1,655,828
                                   ------------                   ------------
      TOTAL OTHER INCOME              4,709,448                      4,007,739

Other expenses:
  Salaries and employee benefits      6,938,484                      6,607,926
  Occupancy                           1,558,549                      1,664,121
  Equipment                             855,224                        868,474
  Data processing                       767,321                        650,823
  Advertising                           346,427                        331,491
  Regulatory agency assessments         116,174                        112,502
  Office Supplies                       270,024                        255,043
  Litigation Settlement                       -                      4,250,000
  Other                               1,257,603                      1,365,650
                                   ------------                   ------------
      TOTAL OTHER EXPENSES           12,109,806                     16,106,030
                                   ------------                   ------------
Income before income taxes            6,829,053                      1,840,706
Income taxes                          2,008,000                         28,000
                                   ------------                   ------------
      NET INCOME                  $   4,821,053                  $   1,868,706
                                   ============                   ============

Net income per share              $       0.590                  $       0.240
Dividends per share                       0.320                          0.287
Average shares outstanding            8,117,639                      7,948,488


See Notes to Unaudited Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                             2003                      2002
OPERATING ACTIVITIES
  Net income                            $  4,821,053              $  1,868,706
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
     Provision for loan losses               210,000                   210,000
     Provision for depreciation              973,767                 1,004,286
     Gain on sale of loans                (1,332,575)                 (268,579)
     Proceeds from sale of loans
      held for sale                       74,882,267                31,391,002
     Origination of loans held for
      sale                               (73,549,692)              (31,122,423)
     Amortization of premiums and
      accretion of discounts on
      investment securities                  106,852                    71,627
     Decrease in interest receivable         171,270                   126,474
     Decrease in interest payable           (168,698)                 (311,444)
     Other                                  (660,906)                 (721,223)
                                        -------------              ------------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                5,453,338                 2,248,426

INVESTING ACTIVITIES
  Held to Maturity:
     Proceeds from maturities and
      redemptions of investment
      securities                          25,991,139                24,732,706
     Purchase of investment securities   (31,939,660)              (21,106,141)
     Net decrease(increase) in loans       5,196,549               (16,246,594)
     Purchases of premises and equipment    (810,946)                 (527,637)
                                        -------------              ------------
       NET CASH USED BY
       INVESTING ACTIVITIES               (1,562,918)              (13,147,666)

FINANCING ACTIVITIES
  Net (decrease) increase in deposits    (13,988,611)                7,193,585
  Net (decrease) increase in short-term
   borrowings                             (1,923,793)                  260,366
  Sale of common stock                     1,440,408                 1,359,012
  Cash dividends                          (2,586,826)               (2,268,136)
                                        -------------              ------------
       NET CASH (USED)PROVIDED BY
       FINANCING ACTIVITIES              (17,058,822)                6,544,827
                                        -------------              ------------
       DECREASE IN CASH AND
       CASH EQUIVALENTS                  (13,168,402)               (4,354,413)
       Cash and cash equivalents at
       the beginning of the period        50,308,930                63,737,151
                                        -------------              ------------
       CASH AND CASH EQUIVALENTS
       AT THE END OF THE PERIOD        $  37,140,528             $  59,382,738
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


In the opinion of Tri City's Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of June 30, 2003 and the results of its operations for the three month and six month periods ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The operating results for the first six months of 2003 are not necessarily indicative of the results which may be expected for the entire 2003 fiscal year.

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

CRITICAL ACCOUNTING POLICIES

A number of accounting policies require us to use our judgment. Two of the more significant policies are:

o Establishing the amount of the provision for loan loss reserve. We evaluate our loan portfolio at least quarterly to determine the adequacy of the loan loss reserve. Included in the review are 5 components: 1) An historic review of losses and reserve coverage based on peak and average loss volume; 2) A review of portfolio trends in volume and composition with attention to possible concentrations; 3) A review of delinquency trends and loan performance compared to our peer group; 4) A review of local and national economic conditions and 5) A quality analysis review of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above normal supervision. If we misjudge the adequacy of the reserve and experience a loss, a charge to earnings may result.

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


CHANGES IN FINANCIAL POSITION


During the first six months of 2003, total assets of Tri City Bankshares Corporation (the "Corporation") have decreased $12.6 million. Cash and due from banks has decreased $11.4 million while Federal funds sold decreased $1.8 million. Cash and cash equivalents were reduced to normal levels from seasonally high balances in December resulting from holiday, municipal, commercial and retail activity.


Investment securities have increased $5.8 million (3.6%) during the first six months of 2003. Current economic conditions have resulted in reduced loan demand. Management has chosen to deploy excess funds in investment securities. Although yielding a lesser rate than loans, investments offer a higher rate than federal funds sold while providing a secondary source of liquidity. Management is continually looking for quality securities to replace maturing investments, while maintaining an acceptable rate of return without undue risk to the Corporation's entire portfolio.

Loan balances have decreased $5.4 million (1.4%) during the first six months of 2003. A slow economy has reduced loan demand and the opportunity for significant growth in new business. This, coupled with prepayments by a significant number of residential mortgage and existing business customers, has resulted in a lack of loan growth for the Corporation's banking subsidiary. Fixed residential mortgage interest rates at a fifty year low have prompted many banks' residential mortgage customers using adjustable rate or short term loan products to secure their future by locking into long term fixed rate mortgages. The Corporation's banking subsidiary has been very active in this fixed rate secondary mortgage program.


Commercial loan prepayments result from aggressive pricing by competitors, offering fixed rate commercial terms of 5 to 10 years. The Corporation's banking subsidiary does not believe it is in the best interest of the Corporation to offer today's low rates for extended terms. The negative impact to the banking subsidiary's net interest margin in subsequent years for the purpose of growing the balance sheet is not within the asset/liability strategy currently employed by management.


The Corporation has provided for loan losses at the same level for the past several years. However, the reserve for loan losses has increased proportionately with loan growth, due to the fact that charge-offs of non-performing loans continue to be at or below expected levels.

The Corporation's fixed assets have decreased $162,821 resulting from normal depreciation. There have been no significant fixed asset additions during this six month period in 2003.

Total deposits for the Corporation have decreased $14.0 million (2.6%) during the first six months of 2003. The decline in deposits is the result of a normal downward adjustment from seasonally high year-end municipal, commercial and retail holiday deposits at the Corporation's subsidiary bank. The Corporation continues to remain competitive in a very unstable economic climate, offering rates in the upper quartile of those offered by its competition. Management believes that the Corporation's strength lies in its reputation and business practices which have instilled confidence among its long term customers.

LIQUIDITY

The ability to provide the necessary funds for the day-to-day operations of the Corporation depends upon a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.

The corporation continues to offer deposit products that it believes are competitive and will encourage depositors to leave their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to both retain existing deposits as well as encourage deposit growth. With low performance in the stock market for the past several years, deposits have flowed into the banking industry. Loan growth has been minimal in the first two quarters of 2003 resulting in liquidity at the banking subsidiary level, with $9.7 million in Federal Funds sold and a liquid and marketable investment portfolio.

Additional sources of liquidity are available as of June 30, 2003 through the banking subsidiary's unused $30 million Federal Funds purchased facility and up to $41 million available under reverse repurchase agreements through its correspondent banking relationship.


RESULTS OF OPERATIONS


                    Three Months Ended June 30, 2003 and 2002

     The after tax net income of the Corporation has increased $2.0 million (402.6%) to $2.5 million during the second quarter of 2003 compared to the same period in 2002. This increase reflects the settlement of a second litigation with Creve Coeur Corporation in the second quarter of 2002, resulting in a negative after tax effect for last year of approximately $1.8 million, or $0.70 per share. Operating income, excluding the extraordinary settlement item, increased $506,000 (16.9%) for the same period primarily due to fees associated with mortgage origination for the secondary market.

     Interest income and fees on loans decreased $446,700 (6.0%) during the second quarter of 2003 compared to the second quarter of 2002. Although loan balances have remained relatively constant; management has been aggressively seeking new business to replace maturing loans. Significant downward pressure on interest rates has been noted this past year due to scheduled as well as unscheduled pricing demands by loan customers during this period of low interest rates. Current yield on loans is 6.43%, down from 6.73% at year-end. Despite this significant decrease, the banking subsidiary's year to date net interest income (tax equivalent) as a percentage of average earning assets is 5.16%. This net margin ranks in the upper quartile of the banking subsidiary's peer group as reported in the most recent Uniform Bank Performance Report prepared by the Federal Financial Institutions Examination Council.

     Interest income on investment securities decreased $93,900 (5.7%) during the second quarter of 2003 compared to the second quarter of 2002. Portfolio outstandings have increased $5.8 million since year-end and approximately $28 .4 million during the past year. The growth in the portfolio has not offset the loss of income associated with the decline in rates of portfolio assets. The current tax equivalent yield of the portfolio of 5.95% is down significantly from the tax equivalent yield one year ago of 6.83%. Although the yield has declined significantly, management is trying to maintain a positive balance between interest earning assets and interest bearing liabilities. Management continually watches for suitable investments that will earn an acceptable yield while allowing the Corporation to provide for cash fluctuations. Interest income on Federal Funds sold decreased $27,541 reflecting management's commitment to maximizing earnings through effective deployment of bank assets.

     Interest expense on deposits has decreased $717,400 (35.7%) in the three months ended June 30, 2003 compared to the same period in 2002. Although deposits have declined during the first two quarters of 2003 their overall level is relatively constant with the same period last year. Rates have declined to historical lows with yet another reduction in short term rates by the Federal Reserve Bank in June 2003. The Corporation's subsidiary pays competitive rates, yielding 0.98% on average for the three months ended June 30, 2003 compared to 1.65% for the same period in 2002.

     Other income has increased $528,607 (27.5%) during the second quarter of 2003 compared to the second quarter of 2002, principally resulting from the secondary mortgage lending market. Other expenses have decreased $2,627,577 (30.1%) during the same period. The decrease primarily resulted from the settlement of the second of two litigations in the second quarter of 2002 in the amount of $2.8 million before tax. This settlement had a negative after tax effect of $1.8 million during the second quarter of 2002.

A summarized change in income for the quarters appears below:

Three Months Ended                                      June 30,     June 30,
                                             2003         2002       Increase
                                                      (UNAUDITED) (Decrease)

Revenue and Expenses: (000's)
  Interest Income                          $ 8,553      $ 9,121      $  (568)
  Less: Interest Expense                     1,298        2,016          718
                                           --------     --------     --------
                 Net Interest Income         7,255        7,105          150
Less: Provision for Loan Loss                  105          105           --
      Other Operating Expense
       Net of Other Operating
       Revenues                              3,654        4,010         (356)
                                           --------     --------     --------
Income from Operations                       3,496        2,990          506
  One Time Litigation Settlement                 0        2,800       (2,800)
                                           --------     --------     --------
Income Before Income Taxes                   3,496          190        3,306
  Tax Provision                              1,035         (300)       1,335
                                           --------     --------     --------
                      NET INCOME           $ 2,461      $   490      $ 1,971
                                           ========     ========      ========


                     Six Months Ended June 30, 2003 and 2002

     Net income for the first six months of 2003 increased $3.0 million (158.0%), compared to the first six months of 2002.

     The increase is primarily the result of the settlement of two litigations during the first two quarters of 2002. This settlement resulted in a negative after tax charge in the first two quarters of 2002 of approximately $2.6 million, or $1.50 per share. Operating income, excluding the extraordinary settlement items, increased $813,000 (13.7%) for the same period primarily resulting from fees associated with mortgage origination for the secondary market.

     Interest income and fees on loans decreased $967,400 (6.5%) in the first half of 2003 compared to the first six months of 2002. Loan balances have remained constant, however significant downward pressure on interest rates has been noted this past year. Management is optimistic that new loan production for the remainder of the year will outpace loan run-off. The decline in economic conditions has reduced demand for loans, and forced lower rates. New loans, replacing maturing loans as well as scheduled repricing anniversaries and portfolio borrowers seeking rate concessions, have brought our rates down to 6.43% from 7.33% at June 30. 2002. Management believes that the current lack of demand for loans will continue and that rates will remain low through the remainder of 2003.

     Interest income on investment securities decreased $179,159 in the first six months of 2003 compared to the same period in 2002. Although balances in investment securities have increased significantly, the average yield attained has dropped.

     Interest expense on deposits has decreased $1.5 million (35.2%) during the first six months of 2003 compared to the first six months of 2002. Although deposit balances have increased only slightly compared to June 30, 2002 , a significant decline in interest rates paid for these deposits has enabled the Corporation's subsidiary bank to maintain a strong net interest margin compared to its peer group of banks. The lower average rates paid on deposits has helped to support overall net income from operations. Net Interest Margin decreased from 5.18% as of June 30, 2002 to 4.86% as of June 30, 2003.

     Short-term borrowings interest expense has decreased $40,783 (69.3%) compared to the same period in 2002. Lower average balances in 2003 primarily account for this change.

     Other income increased $701,709 (17.5%) during the first six months of 2003 compared to the first six months of 2002. As stated above, this increase is principally associated with the gain on sale of loans into the secondary market.

     Other expenses decreased $3,996,224. The decrease is primarily the result of the settlement of two litigations in the first two quarters of 2002, totaling $4,250,000 before tax.

CAPITAL ADEQUACY

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0%.


     The risk-based capital ratio for the Corporation is 21.13% and its leverage ratio is 13.63%.

 ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.



ITEM 4.

CONTROLS AND PROCEDURES

     The Registrant maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, the Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who is also the Chief Financial Officer of the Registrant, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Rule 13a -14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President who is also the Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures are effective.



     There have been no significant changes in the Registrant's internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1         Legal Proceedings

               None

Item 4         Submission of Matters to a Vote of Security Holders

     On June 11, 2003, Tri City Bankshares Corporation held its annual shareholders' meeting. The only item held for a vote of shareholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 6,913,781 which represented approximately 84.9% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

       Director's Name:           Frank Bauer
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Beres
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Sanford Fedderly
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Gravitter
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Henry Karbiner, Jr.
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William L. Komisar
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Christ Krantz
            For                   6,898,564
            Against               0
            Withheld              15,217
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Robert Orth
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Ronald K. Puetz
            For                   6,898,564
            Against               0
            Withheld              15,217
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           David Ulrich, Jr.
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Werry
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott A. Wilson
            For                   6,899,866
            Against               0
            Withheld              13,915
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Agatha T. Ulrich
            For                   6,899,926
            Against               0
            Withheld              13,855
            Abstain               0
            Broker Non-Vote       0

       No other matters were voted on at the annual meeting.

Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits
               99.1 Certification of Mr. Karbiner.

         (b) Reports on Form 8-K
               The Corporation furnished one Form 8-K during the quarter covered by this report as follows:

               (1) Form 8-K dated April 18, 2003 under Item 7 and 9 regarding unaudited Financial Information and related management discussion mailed to shareholders.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION

                                  (REGISTRANT)





DATE:  August 5, 2003                 /s/Henry Karbiner, Jr.
     ---------------------             ---------------------------------------
                                       Henry Karbiner, Jr.
                                       President, Chief Executive Officer,
                                       and Treasurer
                                       (Principal Executive Officer)



DATE:  August 5, 2003                 /s/Thomas W. Vierthaler
     ---------------------             ---------------------------------------
                                       Thomas W. Vierthaler
                                       Vice President and Comptroller
                                       (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit 31

        Rule 13a -14(a) Certification

Exhibit 32

        Section 1350 Certification