Form 10-Q
period 2003-09-30
TRI CITY BANKSHARES CORP
filed 2003-11-13
CIK 313337

FORM 10-Q

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

The number of shares outstanding of $1.00 par value common stock, as of September 30, 2003: 8,185,117

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART 1 -  FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)                             Page #

          Condensed Consolidated Balance Sheets as of
          September 30, 2003 and December 31, 2002                        3

          Condensed Consolidated Statements of Income
          for the Three Months ended
          September 30, 2003 and 2002                                     4

          Condensed Consolidated Statements of Income
          for the Nine Months ended
          September 30, 2003 and 2002                                     5

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months ended
          September 30, 2003 and 2002                                     6

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                      7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8

Item 3    Quantitative and Qualitative Disclosures
          About Market Risk                                              16

Item 4    Controls and Procedures                                        16

PART II - OTHER INFORMATION



Item 6    Exhibits and Reports on Form 8-K                               17

          Signatures                                                     18

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     September 30,             December 31,
ASSETS                                   2003                     2002
                                         ----                     ----


Cash and due from banks             $  22,906,106            $  38,804,170
Federal funds sold                     35,725,271               11,504,760
                                     ------------             ------------
Cash and cash equivalents              58,631,377               50,308,930
Investment securities:
     Held-to-maturity
     (fair value of
        2003 - $149,771,100
        2002 - $166,747,283)          146,760,569              162,622,215
Loans                                 396,341,751              397,783,699
Allowance for loan losses              (5,220,920)              (5,118,705)
                                     ------------             ------------
     Net loans                        391,120,831              392,664,994
Premises and equipment                 21,948,874               22,188,798
Mortgage servicing rights               1,032,593                  789,903
Other assets                            4,303,108                4,116,888
                                     ------------             ------------

              TOTAL ASSETS          $ 623,797,352            $ 632,691,728
                                     ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                            $ 535,849,077            $ 543,184,250
Reverse repurchase agreements                   0                1,500,000
Short-term borrowings                     615,240                6,000,000
Other liabilities                       2,219,244                2,169,212
                                     ------------             ------------

         TOTAL LIABILITIES            538,683,561              552,853,462
                                     ------------             ------------

Stockholders' equity:
  Cumulative preferred stock,
    par value - $1 per share
    authorized - 200,000 shares;
    issued and outstanding - none
  Common stock,
    par value - $1 per share
    authorized - 15,000,000 shares;
    issued and outstanding:
      2003 - 8,185,117 shares;
      2002 - 8,062,536 shares           8,185,117                8,062,536
  Additional paid in capital           13,311,037               11,243,343
  Retained earnings                    63,617,637               60,532,387
                                     ------------             ------------
     TOTAL STOCKHOLDERS' EQUITY        85,113,791               79,838,266
                                     ------------              -----------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY        $ 623,797,352            $ 632,691,728
                                     ============             ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                         2003                     2002
                                         ----                     ----

Interest income:
  Loans, including fees             $   6,752,922            $   7,548,671
  Investment securities:
    Taxable                               601,174                  878,833
    Exempt from federal income tax        776,946                  777,069
  Federal funds sold                       70,917                  108,892
                                     ------------             ------------
        TOTAL INTEREST INCOME           8,201,959                9,313,465
                                     ------------             ------------

Interest expense:
  Deposits                              1,195,475                1,944,553
  Short-term borrowings                     5,332                   10,465
                                     ------------             ------------
        TOTAL INTEREST EXPENSE          1,200,807                1,955,018
                                     ------------             ------------
        NET INTEREST INCOME             7,001,152                7,358,447
Provision for loan losses                 105,000                  105,000
                                     ------------             ------------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       6,896,152                7,253,447
                                     ------------             ------------
Other income:
  Service charge income                   782,503                  726,178
  Rental income                           282,000                  305,871
  Gain on sale of loans
    and servicing fees                    438,069                  223,405
  Other                                   807,938                  819,928
                                     ------------             ------------
        TOTAL OTHER INCOME
Other expense:
  Salaries and employee benefits        3,474,369                3,365,096
  Occupancy                               804,211                  772,601
  Equipment                               446,594                  440,839
  Data processing                         405,930                  355,878
  Advertising and promotional             207,039                  200,817
  Regulatory agency assessments            56,238                   55,631
  Office supplies                         145,065                  143,562
  Other                                   659,829                  635,011
                                     ------------             ------------
        TOTAL OTHER EXPENSE             6,199,275                5,969,435
                                     ------------             ------------
Income before income taxes              3,007,387                3,359,394
Provision for income taxes                853,000                  921,000
                                     ------------             ------------
        NET INCOME                  $   2,154,387            $   2,438,394
                                     ============             ============

Per share data:
   Net income                       $        0.26            $        0.30
   Dividends                        $       0.160            $       0.143
   Average shares outstanding           8,177,477                8,013,594


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                         2003                      2002
                                         ----                      ----

Interest income:
  Loans, including fees             $  20,686,264            $  22,449,381
  Investment securities:
    Taxable                             2,202,102                2,672,175
    Exempt from federal income tax      2,320,878                2,307,746
  Federal funds sold                      118,757                  211,591
                                     ------------             ------------
        TOTAL INTEREST INCOME          25,328,001               27,640,893
                                     ------------             ------------
Interest expense:
  Deposits                              3,863,937                6,064,032
  Short-term borrowings                    23,501                   69,417
                                     ------------             ------------
        TOTAL INTEREST EXPENSE          3,887,438                6,133,449
                                     ------------             ------------
        NET INTEREST INCOME            21,440,563               21,507,444
Provision for loan losses                 315,000                  315,000
                                     ------------             ------------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES      21,125,563               21,192,444
                                     ------------             ------------
Other income:
  Service charge income                 2,242,895                2,142,795
  Rental income                           853,394                  889,042
  Gain on sale of loans
    and servicing fees                  1,409,507                  429,159
  Other                                 2,514,162                2,475,756
                                     ------------             ------------
        TOTAL OTHER INCOME              7,019,958                5,936,752
                                     ------------             ------------
Other expense:
  Salaries and employee benefits       10,412,853                9,973,022
  Net occupancy                         2,362,760                2,290,353
  Equipment                             1,301,818                1,309,313
  Data processing                       1,173,251                1,006,701
  Advertising and promotional             553,466                  532,308
  Regulatory agency assessments           172,412                  168,133
  Office supplies                         415,089                  398,605
  Litigation settlements                        0                4,250,000
  Other                                 1,917,432                2,000,661
                                     ------------             ------------
        TOTAL OTHER EXPENSE
Income before income taxes              9,836,440                5,200,100
Provision for income taxes              2,861,000                  893,000
                                     ------------             ------------
        NET INCOME                  $   6,975,440            $   4,307,100
                                     ============             ============

Per share data:
   Net income                       $         .86            $         .54
   Dividends                        $       0.480            $       0.429
   Average shares outstanding           8,137,804                7,970,427

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                         2003                     2002
                                         ----                     ----

OPERATING ACTIVITIES
  Net income                        $   6,975,440            $   4,307,100
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Proceeds from sale of loans
        held for sale                 107,000,446               46,069,988
      Origination of loans held
        for sale                     (105,000,313)             (45,498,664)
      Gain on sale of loans            (2,000,133)                (571,324)
      Amortization of investment
        securities premiums and
        accretion of discounts            158,723                  124,873
      Provision for loan losses           315,000                  315,000
      Provision for depreciation        1,460,793                1,508,526
      Decrease (increase) in
        interest receivable               274,751                 (332,317)
      Decrease in interest payable       (205,563)                (309,476)
      Other                              (448,063)                 303,487
                                     ------------             ------------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES            8,531,081                5,917,193
                                     ------------             ------------
INVESTING ACTIVITIES
  Investment securities held
    to maturity:
      Proceeds from maturities
        and redemptions of
        investment securities          57,642,585               46,838,138
      Purchase of investment
        securities                    (41,939,660)             (62,690,115)
      Net decrease (increase)
        in loans                        1,229,163              (23,038,659)
      Purchases of premises
        and equipment                  (1,220,869)              (1,048,007)
                                     ------------             ------------
        NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES        15,711,219              (39,938,643)
                                     ------------             ------------
FINANCING ACTIVITIES
  Sale of common stock                  2,190,275                2,015,073
  Net (decrease) increase in deposits  (7,335,173)              22,530,543
  Net (decrease) increase in short-
    term borrowings                    (6,884,760)               1,729,614
  Cash dividends paid                  (3,890,195)              (3,411,933)
                                     ------------             ------------
        NET CASH PROVIDED (USED)
        BY FINANCING ACTIVITIES       (15,919,853)              22,863,297
                                     ------------             -----------
        NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS       8,322,447              (11,158,153)
Cash and cash equivalents at the
         beginning of the period       50,308,930               63,737,151
                                     ------------             ------------
        CASH AND CASH EQUIVALENTS
        AT THE END OF THE PERIOD    $  58,631,377            $  52,578,998
                                     ============             ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2002. The December 31, 2002 financial information included herein is derived from the December 31, 2002 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of September 30, 2003 and the results of its operations for the three month and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002. The operating results for the first nine months of 2003 are not necessarily indicative of the results which may be expected for the entire 2003 fiscal year.

ITEM 2

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

CRITICAL ACCOUNTING POLICIES

A number of accounting policies require us to use our judgment. Two of the more significant policies are:

Establishing  the  amount  of  the   provision  for  loan  losses.  We  evaluate
     our loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are 5 components: 1) An historic review of losses and allowance coverage based on peak and average loss volume; 2) A review of portfolio trends in volume and composition with attention to possible concentrations; 3) A review of delinquency trends and loan performance compared to our peer group; 4) A review of local and national economic conditions and 5) A quality analysis review of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above normal supervision. If we misjudge the adequacy of the allowance and experience additional losses, a charge to earnings may result.

Establishing the value of mortgage servicing rights.  Mortgage  servicing rights
     (MSR's) are established on loans ( primarily mortgage loans ) that we originate and sell, but continue to service as we collect the payments and tax escrows. Generally Accepted Accounting Principles require that we recognize, as income, the estimated fair market value of the asset when originated, even though management does not intend to sell these rights. The estimated value of MSR's is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned MSR's are amortized. Net servicing revenues and newly originated MSR's generally exceed this amortization expense. However, if actual prepayment experience is greater than anticipated, and new loan volume declines, net servicing revenues may be less than expected and a net charge to earnings may result.

CHANGES IN FINANCIAL POSITION

During the first nine months of 2003, total assets of Tri City Bankshares Corporation (the "Corporation") decreased $8.9 million. Cash and due from banks decreased $15.9 million while federal funds sold increased $24.2 million. Cash and due from banks reduced from seasonally high levels of municipal, commercial and retail activity at year end. The increase in the federal funds sold levels is a reflection of Corporation's ongoing efforts to invest the excess cash into interest earning assets.


Investment securities for the first nine months of 2003 have decreased $15.9 million. Management is continually looking for quality securities to replace maturing investments while maintaining an acceptable rate of return without undue risk to the Corporation's entire portfolio. Significant levels of maturing securities as well as securities being called prior to scheduled maturity has made it challenging to find quality investment securities to replace runoff. Management will continue to look for high quality investment securities, which will enhance the overall portfolio while working within the Corporation's investment portfolio policies and guidelines. For the reinvestment of these called assets as well as normal growth in the portfolio, management has been willing to accept lower yields in its effort to maintain high quality while reducing the overall average maturity of portfolio assets. Management wants to have the ability to react to the current unstable market conditions and its desire to maintain a higher than normal level of liquidity at this time.


Loan balances have decreased $1.4 million during the first nine months of 2003. Although the economy is showing signs of improvement, there is typically a lag which precedes the return to significant loan growth. This, coupled with prepayments by a significant number of residential mortgages and existing business customers, has resulted in the Corporation's lack of loan growth. Commercial loan prepayments result from aggressive pricing and terms offered by some of the Corporation's competitors. The Corporation does not believe it is prudent to offer today's low rates for extended terms. Fixed residential mortgage interest rates at a fifty year low have prompted many of the bank's residential mortgage customers to lock into long term fixed rate mortgages. The Corporation's banking subsidiary has been very active in originating and selling fixed rate mortgage loans in the secondary market.


The Corporation has provided for loan losses at an amount needed to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries.


The Corporation's fixed assets have decreased $240,000 resulting from normal depreciation. There have been no significant fixed asset additions during the first nine months of 2003.


The Corporation's banking subsidiary continues to be very active in fixed rate secondary market mortgage lending. As a result, the subsidiary's level of mortgage servicing and the rights associated with that servicing has increased $243,000 from December 31, 2002.

During the first nine months of 2003, total deposits for the Corporation have decreased $7.3 million. The decline in deposits is the result of a normal downward adjustment from seasonally high year-end municipal, commercial and retail holiday deposit growth at the Corporation's banking subsidiary. With weak loan demand and limited investment opportunities the Corporation has not been aggressive in the rates it pays on deposits. The Corporation continues to remain competitive in the current economic climate, offering rates in the upper quartile of those offered by its competition. The strength of the Corporation lies in its reputation and business practices with its established customers.

In the nine months ended September 30, 2003 borrowings of the Corporation have decreased $6.8 million. The decline is associated with normal draw-downs by the Federal Reserve Bank of Chicago for Treasury Tax and Loan payments by the banking subsidiary's depositors.

LIQUIDITY


The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer deposit products that management believes are competitive and will encourage depositors to retain their funds in the Corporation's banking subsidiary.
Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. In the event the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet liquidity needs, the banking subsidiary had available to meet demand, at September 30, 2003, a $30.0 million in federal funds purchased facility as well as $15.5 million available in reverse repurchase agreements through its correspondent bank relationship.

CAPITAL EXPENDITURES

There are no major capital projects currently planned for 2003.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the Corporation has decreased $284,000 (11.6%) during the third quarter of 2003 compared to the third quarter of 2002. This is primarily the result of the compression in the Corporation's banking subsidiary's net interest margin. Expected improvement in loan demand and the resulting growth in the subsidiary bank's loan portfolio is the most direct tactic to offset margin compression .


The Corporation's interest income and fees on loans decreased $795,700 (10.5%) during the three months ended September 30, 2003 compared to the third quarter of 2002. Interest rates have continued to decline throughout 2003, and loan balances have been flat during the past twelve months. The average yield earned on all loans during the quarter decreased from 7.67% in 2002 to an average yield of 6.53% in 2003. Despite the significant decrease, the banking subsidiary's year to date net interest income (tax equivalent) as a percentage of average earning assets is 5.08% This net margin ranks in the upper quartile of the banking subsidiary's peer group as reported in the most recent Uniform Bank Performance Report prepared by the Federal Financial Institutions Examination Council.


Interest income on investment securities decreased $277,800 (16.8%) during the third quarter of 2003 compared to the third quarter of 2002. The decline in interest rates for the portfolio and the decrease in volume have resulted in this reduction of income. The current tax equivalent yield of the portfolio of 4.77% during the quarter is down significantly from the tax equivalent yield one year ago of 6.72% Management places excess funds of the Corporation in instruments which they believe will earn the maximum yield. They primarily try to channel these funds into the loan portfolio which generally produces a higher yield. If available funds exceed loan demand, management will purchase suitable investment securities to achieve a greater yield than federal funds sold will produce. Management follows a strict guideline as provided in the Corporation's investment policy adopted by the Board of Directors.


Interest expense paid on deposits decreased $749,100 (38.5%) for the three months ended September 30, 2003 compared to the same period in 2002. As discussed above, deposits declined during the first three quarters of 2003, and rates paid for deposits declined to historical lows. The Corporation's subsidiary pays competitive rates, yielding 1.06% on average for the three months ended September 30, 2003 compared to 1.74% for the same period in 2002.


Other income has increased $235,100 (11.3%) during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. For the quarter ending September 30, 2003, the primary reason for the improved performance is the result of gain on the sale of fixed rate loans in the subsidiary's secondary market mortgage loan program.

A summary of the change in income for the quarters ended September 30, 2003 and 2002 appears below:

Three Months Ended                  September 30,  September 30,       2003
                                        2003           2002         Over (Under)
                                    (Unaudited)    (Unaudited)         2002
                                      -------        -------         -------
Revenue and Expenses: (000's)
  Interest Income                     $ 8,202        $ 9,313         $(1,111)
  Less: Interest Expense                1,201          1,955            (754)
                                      -------        -------         -------
   Net Interest Income                  7,001          7,358            (357)
Less: Provision for Loan Losses           105            105             --
         Other Expense
         Net of Other Income            3,889          3,894              (5)
                                      -------        -------         -------
Income Before Income Taxes              3,007          3,359            (352)
Tax Provision                             853            921             (68)
                                      -------        -------         -------
                      NET INCOME      $ 2,154        $ 2,438         $  (284)
                                      =======        =======         =======

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the first nine months of 2003 increased $2.7 million (62.0%) compared to the first nine months of 2002.

During the first half of 2002 the Corporation was involved with two lawsuits which were settled. The amounts of the settlements were expensed and explained in two separate letters to shareholders filed under Forms 8-K on March 25 and May 9 of 2002. This resulted in an adverse affect on net income in 2002 of approximately $2.6 million (after tax) or $1.50 per share.


During the first nine months of 2003, interest income and fees on loans decreased $1.8 million (7.9%) compared to the same period in 2002. Interest rates have continued to decline throughout 2003, and loan balances outstanding have not increased appreciably. The average yield on loans decreased almost 114 basis points since September 30, 2002. Management has been carefully monitoring the liquidity position of the Corporation to make sure that maturities of earning assets will be sufficient to balance the maturities of interest bearing liabilities in the short term.


Interest income on investment securities has decreased $456,900 (9.2%) during the first nine months of 2003 compared to the same period in 2002. Interest rates have declined, while the balance in the investment securities portfolio has declined $15.9 million (9.8%) during the past nine months. Management seeks to ensure that the yields on earning assets of the Corporation are maximized and contributing proportionately to net income.


Interest expense on deposits has also been affected by lower interest rates and has decreased $2.2 million (36.3%) during the first nine months of 2003 compared to the first nine months of 2002. The average yield on deposits decreased almost

70 basis points during the twelve month period ended September 30, 2003. Management is pleased that, although rates have remained low, the Corporation's depositors have remained loyal .


Other income has increased $1.1 million (18.2%) during the first nine months of 2003 compared to the same period in 2002. This increase primarily results from the gain realized on the sale of Freddie-Mac loans, which increased by $980,000 in 2003 because of the demand for loan refinancing due to the low rates offered in the secondary market. Other expenses decreased $3.6 million (16.5%) in the first nine months of 2003 compared to the first nine months of 2002. The major source of this decrease is the $4.3 million ($2.6 million after tax) litigation settlement which was paid during the first half of 2002.


The  Corporation's  effective  income tax  provision  for the nine months  ended
September 30, 2003 was 29.1% compared to 17.2% for the nine months ended September 30, 2002. The increase in the tax rate was due primarily to litigation settlements in 2002 which provided a tax benefit.


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


The risk-based capital ratio for the Corporation is 21.47% and its leverage ratio is 13.66%.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.


ITEM 4.

CONTROLS AND PROCEDURES

Based on his evaluation of the Corporation's disclosure controls and procedures as of September 30, 2003, the Corporation's President, Chief Executive Officer and Treasurer has determined that the disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation is recorded, processed, summarized and reported by the filing date of this report, and that information required to be disclosed in the report is communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, and there were no corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K
           (a)  Exhibits
                31  Rule 13a - 14(a) Certification
                32  Section 1350 Certification

           (b)  Reports on Form 8-K

                The Corporation furnished or filed two Form 8-K reports during the quarter covered by this report as follows:

                (1)  Form  8-K  dated  July 18,  2003  (furnished) under Item 12
                     regarding  unaudited  Financial  Information  and   related
                     management discussion mailed to shareholders.

                (2) Form 8-K dated August 13, 2003 (filed) under Item 4 and 7 regarding changes in Registrant's Certifying Accountant.














                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TRI CITY BANKSHARES CORPORATION
                                  (registrant)



DATE:  November 13, 2003                      /s/Henry Karbiner, Jr.
       -------------------------              ----------------------------------
                                              Henry Karbiner, Jr., President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



DATE:  November 13, 2003                      /s/Thomas W. Vierthaler
       -------------------------              ----------------------------------
                                              Thomas W. Vierthaler
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit 31     Rule 13a - 14(a) Certification

Exhibit 32     Section 1350 Certification