Form 10-K
period 2003-12-31
TRI CITY BANKSHARES CORP
filed 2004-03-30
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of June 30, 2003, the aggregate market value of the shares held by non-affiliates was approximately $59,930,000. As of March 25, 2004, 8,283,731 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated in

Annual report to shareholders for
fiscal year ended December 31, 2003                         Parts II and IV

Proxy statement for annual meeting of
shareholders to be held on June 9, 2004                     Part III

Form 10-K Table of Contents

-------------------------------------------------------------------------------

PART I

Item 1        Business                                                    3
Item 2        Properties                                                 21
Item 3        Legal Proceedings                                          21
Item 4        Submission of Matters to a Vote of Security Holders        21

PART II

Item 5        Market for the Registrant's Common Equity and
              Related Stockholder Matters                                22
Item 6        Selected Financial Data                                    22

Item 7        Management's Discussion and Analysis of
              Financial Condition and Results of Operations              22
Item 7A       Quantitative and Qualitative Disclosures
              About Market Risk                                          22
Item 8        Consolidated Financial Statements and
              Supplementary Data                                         22
Item 9        Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                     22
Item 9A       Controls and Procedures                                    22


PART III

Item 10       Directors and Executive Officers of the Registrant         24
Item 11       Executive Compensation                                     24
Item 12       Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters             24
Item 13       Certain Relationships and Related Transactions             24
Item 14       Principal Accountant Fees and Services                     24

PART IV

Item 15       Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                        25
              Signatures                                                 28

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

THE REGISTRANT

     Tri City Bankshares Corporation (the "Registrant"), a Wisconsin corporation, was formed November 20, 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the "Bank"). The Bank is a wholly owned subsidiary of the Registrant.

     As of December 31, 2003, the Registrant had total consolidated assets of $654.8 million and total stockholders' equity of $86.3 million.

THE BANK

     The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions ("DFI")) on October 28, 1963, and converted to a National Banking Association on June 25, 1969. The Bank is supervised by the Office of the Comptroller of the Currency ("OCC") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business out of its Main Office located at 6400 South 27th Street, Oak Creek, Wisconsin. In addition, the Bank maintains 31 other offices in Wisconsin throughout Milwaukee, Ozaukee, Racine and Waukesha Counties.

     The Bank provides a full range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial, installment, real estate and mortgage loans. The Bank offers automated teller machine cards. In addition, the Bank maintains an investment portfolio consisting primarily of U.S. agency and state and political subdivision securities.

     As is the case with banking institutions generally, the Bank derives its revenues from interest on the loan and investment portfolios and fee income related to loans and deposits. Income derived from the sale of alternative investment products provides additional fee income. The source of funds for the lending activities are deposits, repayment of loans, sale and maturity of investment securities and short-term borrowing through a correspondent banking relationship and the Federal Reserve Bank of Chicago. Principal expenses are the interest paid on deposits and borrowings, and operating and general administrative expenses.

LENDING ACTIVITIES

     The Bank offers a range of lending services including real estate, commercial and consumer, to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2003 were $407.0 million, or approximately 62% of total consolidated assets. Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

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

DEPOSIT ACTIVITIES

     Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 82.9% of the Bank's total deposits at December 31, 2003. Approximately 17.1% of the Bank's deposits at December 31, 2003 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Deposits of $100,000 and over made up approximately 38.5% of the Bank's total deposits at December 31, 2003. The majority of the deposits of the Bank are generated from Milwaukee, Ozaukee, Racine and Waukesha Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management" and Note 8 of Notes to Consolidated Financial Statements, incorporated by reference in Item 8 below.

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

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2003, the most recent notification from the Federal Reserve, the Registrant was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Registrant's category. As of December 31, 2003, the Bank had a total risk-based capital ratio of 19.98% a Tier I risk-based capital ratio of 18.76% and a leverage ratio of 12.80%. The Bank was deemed well capitalized as of December 31, 2003 and 2002.

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

COMPETITION

     The Bank's service area includes portions of Milwaukee, Ozaukee, Racine and Waukesha Counties. In Milwaukee County, the Bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. Ozaukee County, with a population of approximately 83,900 residents, has twelve banks with thirty-one offices and four savings banks with nine offices. Racine County, with a population of approximately 191,000 residents has twelve banks with fifty-eight offices and five savings banks with eleven offices. Waukesha County, with a population of approximately 370,600 residents, has twenty-five banks with one hundred twenty-six offices and eleven savings banks with thirty-six offices. In addition to banks and savings banks, significant competition comes from credit unions, security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.

EMPLOYEES

     As of December 31, 2003, the Registrant employed 287 full-time employees and 112 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant considers relations with employees to be good.

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

           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL
                             (Dollars in Thousands)


The following table shows average assets, liabilities and stockholders' equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities, the net interest earnings, the net interest rate spread and the net yield on interest-earning assets for the years ended December 31, 2003, 2002 and 2001.

                                                              Year Ended December 31
                                              2003                            2002                           2001
                                              ----                            ----                           ----
                                 Average                Yield    Average                Yield    Average                Yield
                                 Balance    Interest   or Rate   Balance    Interest   or Rate   Balance    Interest   or Rate
                                 --------   --------   -------   --------   --------   -------   --------   --------   -------
ASSETS
Interest-earning assets:

Loans (1)                        $396,427   $ 27,363     6.90%   $388,566   $ 29,923    7.70%    $371,031   $ 31,966     8.62%
Taxable investment securities      72,877      2,895     3.97      74,230      3,595    4.84       48,280      2,834     5.87
Nontaxable investment securities ( 86,433      4,565     5.28      75,146      4,682    6.23       73,031      4,955     6.78
Federal funds sold                 17,735        185     1.04      14,388        245    1.70       25,820        846     3.28
                                 --------   --------   -------   --------   --------   -------   --------   --------   -------

Total interest-earning assets     573,472     35,008     6.10%    552,330     38,445    6.96%     518,162     40,601     7.84%
Noninterest-earning assets:
 Other assets                      46,815                          47,784                          51,744
                                 --------                        --------                        --------

                                 $620,287                        $600,114                        $569,906
                                 ========                        ========                        ========


           DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY;
              INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)
                             (Dollars in Thousands)


                                                                 Year Ended December 31
                                               2003                          2002                          2001
                                               ----                          ----                          ----
                                   Average                       Average                       Average
                                   Balance    Interest   Yield   Balance    Interest   Yield   Balance    Interest   Yield

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:

Savings deposits                   $279,609   $  2,218   0.79%   $251,971   $  3,002   1.19%   $201,210   $  3,869   1.92%
Other time deposits                 105,741      2,838   2.68     128,114      4,759   3.71     146,331      7,992   5.46
Short-term borrowings                 2,625         27   1.03       6,099         79   1.29      19,705        748   3.80
                                   --------   --------   -----   ---------  --------   -----   --------   --------   ------
Total interest-bearing liabilities  387,975      5,083   1.31     386,184      7,840   2.03     367,246     12,609   3.43

Noninterest-bearing liabilities:
Demand deposits                     146,385                       135,254                       128,623
Other                                 3,404                         2,713                         2,960
Stockholders' equity                 82,523                        75,963                        71,077
                                   --------                      --------                      --------

                                   $620,287                      $600,114                      $569,906
                                   ========                      ========                      ========

Net interest earnings and
 interest rate spread                         $ 29,925   4.79%              $ 30,605   4.93%              $ 27,992   4.41%
                                              ========   =====              ========   =====              ========   =====

Net yield on interest-earning assets                     5.22%                         5.54%                         5.40%
                                                         =====                         =====                         =====

(1) For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding. Interest income includes $2,478, $2,360 and $2,154 of loan fees in 2003, 2002 and 2001, respectively.

(2) Nontaxable investment securities income has been stated on a fully taxable equivalent basis using a 34% adjusting rate. The related tax equivalent adjustment for calculations of yield was $1,552, $1,592 and $1,685 in 2003, 2002 and 2001, respectively.

               INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
                             (Dollars in Thousands)


The following table sets forth, for the periods indicated, a summary of the changes in interest earned (on a fully taxable equivalent basis) and interest paid resulting from changes in volume and changes in rates:

                                     2003 Compared to 2002           2002 Compared to 2001
                                     ---------------------           ---------------------

                                   Increase (Decrease) Due to       Increase (Decrease) Due to
                                   Volume      Rate(1)      Net     Volume      Rate(1)      Net
Interest earned on:
Loans                              $   605    $(3,165)   $(2,560)   $ 1,512    $(3,555)   $(2,043)
Taxable investment securities          (65)      (635)      (700)     1,523       (762)       761
Nontaxable investment securities       736       (853)      (117)       143       (416)      (273)
Federal funds sold                      57       (117)       (60)      (375)      (226)      (601)
                                   --------   --------   --------   --------   --------   --------

Total interest-earning assets      $ 1,333    $(4,770)   $(3,437)   $ 2,803    $(4,959)   $(2,156)
                                   =======    =======    =======    =======    =======    =======

Interest paid on:
Savings deposits                       329     (1,113)      (784)       975     (1,842)      (867)
Other time deposits                   (830)    (1,091)    (1,921)      (995)    (2,238)    (3,233)
Short-term borrowings                  (45)        (7)       (52)      (517)      (152)      (669)
                                   --------   --------   --------   --------   --------   --------

Total interest-bearing liabilitie  $  (546)   $(2,211)   $(2,757)   $  (537)   $(4,232)   $(4,769)
                                   =======    =======    =======    =======    =======    =======
Increase (decrease) in net intere                        $  (680)                         $ 2,613
                                                         =======                          =======

(1) The change in interest due to both rate and volume has been allocated to rate changes.

                              INVESTMENT PORTFOLIO
                             (Dollars in Thousands)


The following table sets forth the maturities of investment securities at December 31, 2003, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

                                                                   Maturity
                                                                After One But        After Five But
                                         Within One Year      Within Five Years     Within Ten Years
                                         Amount      Yield    Amount      Yield    Amount      Yield
U.S. Treasury and government agencies    $ 15,900    6.07%    $ 69,191    3.04%    $      0       0%
States and political subdivisions          24,772    5.44       60,509    4.98          169    6.52
                                         --------             --------             --------
                                         $ 40,672             $129,700             $    169
                                         ========             ========             ========
Tax equivalent adjustment for
Calculation of yield                     $    491             $  1,229             $      3
                                         ========             ========             ========

Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                                       December 31
                                            2003                          2002                           2001
                                ---------------------------------------------------------------------------------------
                                  Amortized        Fair         Amortized         Fair        Amortized        Fair
                                     Cost          Value           Cost           Value          Cost          Value
                                ---------------------------------------------------------------------------------------
  Held-to-maturity:
   U.S. Treasury securities
     and obligations of U.S.
     government agencies        $ 85,090,838   $ 85,851,769   $ 67,810,172   $ 69,476,310   $ 71,000,000   $ 71,774,134
   Obligations of states and
     political Subdivisions       85,450,285     87,022,158     94,812,043     97,270,973     72,753,829     74,023,441
                                                                                                           ------------
Total investment securities     $170,541,123   $172,873,927   $162,622,215   $166,747,283   $143,753,829   $145,797,575
                                                                                                           ============

                                 LOAN PORTFOLIO
                             (Dollars in Thousands)

The maturity distribution of all loans at December 31, 2003, are:


                                              Maturity
                                             After One
                                 One Year     Through      After
                                  or Less    Five Years  Five Years    Total
Commercial                       $ 11,212    $ 16,289    $    157    $ 27,658
Real estate construction           23,879      14,731           0      38,610
Real estate mortgage              101,599     215,392       1,788     318,779
Installment loans                   8,804      14,815       3,609      27,228
                                 --------    ---------   ---------   --------
                                 $145,494    $261,227    $  5,554    $412,275
                                 ========    ========    =========   ========
  Interest rate sensitivity of all loans with maturities greater than one year at December 31, 2003, are:

                                                Interest Sensitivity
                                          Fixed Rate             Variable Rate
Due after one, but within five years      $ 257,890               $   3,337
Due after five years                          5,554                     -0-
                                          ---------               ---------
                                          $ 263,444               $   3,337
                                          =========               =========

                           LOAN PORTFOLIO COMPOSITION

The following table presents information concerning the composition of the Bank's consolidated loans held for investment at the dates indicated.

                                                                  December 31
                          2003                  2002                  2001                   2000                   1999
                 ------------------------------------------------------------------------------------------------------------------
                                 % of                  % of                  % of                   % of                   % of
                      Amount     Total      Amount     Total      Amount     Total       Amount     Total       Amount     Total
                 ------------------------------------------------------------------------------------------------------------------

Commercial       $ 27,657,550    6.71%  $ 28,587,008    7.19%  $ 42,094,372    11.29%  $ 38,012,480    10.51%  $ 26,954,000    8.45%
Real Estate:
  Construction     38,609,564    9.37     38,125,221    9.58     28,262,912     7.08     19,733,919     5.45     16,503,000    5.17
  Mortgage:
   Single family  160,933,661   39.03    158,722,569   39.90    145,899,261    39.13    144,825,860    40.03    131,902,000   41.36
   Multi-family     8,271,068    2.01     10,489,662    2.64      7,791,092     2.09     10,347,366     2.86     10,971,000    3.44
  Nonresidential  150,270,011   36.45    133,141,297   33.47    119,374,209    32.02    121,312,459    33.53    105,084,000   32.95
                 ------------------------------------------------------------------------------------------------------------------
Total Real Estate 358,084,304   86.86    340,478,749   85.59    301,327,474    80.82    296,219,604    81.88    264,460,000   82.93

Installment        26,533,074    6.43     28,717,942    7.22     29,416,266     7.89     27,540,063     7.61     27,485,000    8.62
                 --------------------   --------------------   ---------------------   ---------------------   --------------------
                 $412,274,928  100.00%  $397,783,699  100.00%  $372,838,112   100.00%  $361,772,147   100.00%  $318,899,000  100.00%
                 ====================   ====================   =====================   =====================   ====================

The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, for which interest continues to be accrued.

                                           (Dollars in Thousands)
                                                  December 31
                                 2003      2002      2001      2000     1999
                                 ----      ----      ----      ----     ----
Loans accounted for
  on a nonaccrual basis        $  181    $  337    $  128    $  214   $  595
Loans contractually
  past due 90 days or
  more as to interest
  or principal payments         1,280     2,361     2,511     1,669    1,372
                               ------    ------    ------     ------  ------
Total nonperforming loans      $1,461    $2,698    $2,639    $1,883   $1,967
                               ======    ======    ======    ======   ======
Ratio of nonaccrual loans
  to total loans                 .04%      .08%      .03%      .06%     .19%
Ratio of nonperforming loans
  to total loans                 .35%      .68%      .71%      .52%     .62%

Interest income of $3,678 was recognized during 2003 on loans that were accounted for on a nonaccrual basis. An additional $4,416 of interest income would have been recorded in 2003 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 2003 or 2002 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

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

                                        Year Ended December 31
                               2003       2002       2001       2000       1999
                               ----       ----       ----       ----       ----
Balance of allowance for
  loan losses at beginning
  of period                  $5,119     $4,827     $4,521     $4,340     $4,245
Loans charged-off:
Commercial                        9         27          0        130        116
Real estate                     135         86         38         62          9
Installment                     195        115        128          9         61
                             ------     ------     ------     ------     ------
TOTAL LOANS CHARGED-OFF         339        228        166        201        186

Recoveries of loans previously
  charged-off:
Commercial                        2          2         11         37         12
Real estate                      35         53         21          0          0
Installment                      52         45         20         45         44
                             ------     ------     ------     ------     ------
TOTAL RECOVERIES                 89        100         52         82         56
                             ------     ------     ------     ------     ------
Net loans charged-off
 (recovered)                    250        128        114        119        130
Additions to allowance
 charged to expense             420        420        420        300        225
                             ------     ------     ------     ------     ------
Balance at end of period     $5,289     $5,119     $4,827     $4,521     $4,340
                             ======     ======     ======     ======     ======

Ratio of net loans charge
 -off (recoveries) during
 the period to average
 loans outstanding             .06%       .03%       .03%       .03%       .04%
                               ====       ====       ====       ====       ====
Ratio of allowance at end
 of year to total loans       1.28%      1.29%      1.29%      1.25%      1.36%
                              =====      =====      =====      =====      =====

Ratio of allowance at
  end of year to
  nonaccrual loans        2,922.36%  1,518.99%  3,771.33%  2,112.83%    729.41%
                          =========  =========  =========  =========    =======

The additions to the allowance charged to operating expense is the amount necessary to bring the allowance for loan losses to a level which will provide for probable and estimable losses in the loan portfolio. The adequacy of the allowance is based principally upon continuing management review for potential losses in the portfolio, actual charge-offs during the year, historical loss experience, current economic conditions, estimated value of collateral and industry guidelines.

Management evaluates the adequacy of the allowance for loan losses on an overall basis as opposed to allocating the allowance to specific categories of loans.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in Thousands)

The Bank has a loan committee which meets periodically. Its function is to review new loan activity and to ensure adherence to the written loan and credit policies of the Bank. The Committee also reviews a summary of the loan portfolio by risk categories monthly. Loans are reviewed quarterly, or as necessary, as to proper classification in the following categories:

     1. Absence of any significant  credit risk.
     2. Presence of normal, but not undue, credit risk.
     3. Presence of greater than normal credit risk.
     4. Excess credit risk requiring continuous monitoring.
     5. Doubtful and loss.

The balance in each of the aforementioned categories serves as a guideline for determining the adequacy of the allowance for loan losses and the provision required to bring this balance to a level necessary to absorb the present and potential risk characteristics of the loan portfolio.

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

Real estate loans comprise the largest portion of the loan portfolio with 86.86% of loans outstanding at December 31, 2003. The majority of the real estate loan portfolio consists of residential mortgage loans, an area in which the Registrant has had few losses in past years.

In the installment loan category, which includes auto loans and home improvement loans, among others, management considers the historical net loss experience to be the best indicator of future losses.

The remainder of the loan portfolio consists of commercial loans. While these loans carry the greatest exposure to risk of loss, that exposure is limited to problems associated with particular companies, rather than to specific industries, which are generally more difficult to predict.

Losses in 2004 are not expected to vary significantly from net losses experienced over the last two years.

                                    DEPOSITS
                             (Dollars in Thousands)

The average daily balance of deposits and the average rate paid on deposits is summarized for the periods indicated in the following table:

                                            Year Ended December 31
                                    2003             2002              2001
                               Amount   Rate    Amount   Rate    Amount    Rate
Noninterest-bearing
  demand deposits            $146,385         $135,254         $128,623

Interest bearing
  transaction deposits        143,495   1.00   129,873   1.37    91,384   2.24%
Savings                       136,114   0.57   122,097   1.00   109,826   1.66%
Time deposits(excluding
  time Certificates of
  deposit of $100,000 or
  more)                        74,949   2.50    87,139   3.72    98,184   5.29%
Time certificates of deposit
  of $100,000 or more          30,792   3.13    40,976   3.70    48,147   5.81%
                             --------         --------         --------
                             $531,735         $515,339         $476,164
                             ========         ========         ========

 The maturity distribution of deposits in amounts of $100,000 and over at December 31, 2003 is:

                Three months or less          $ 6,466
            After 3 through 6 months            3,889
           After 6 through 12 months            4,477
        After 1 year through 2 years           10,287
       After 2 years through 3 years            2,255
       After 3 years through 4 years            1,066
       After 4 years through 6 years            2,353
                                              -------
                                              $30,793

             RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:



                                              Year Ended December 31
                                     2003     2002     2001     2000     1999
                                    ------   ------   ------   ------   ------
Percentage of net income to:
  Average stockholders equity       10.56%    9.02%   10.72%   12.04%   11.66%
  Average total assets               1.41     1.14     1.34     1.44     1.38
  Percentage of dividends
    declared per
    common share to net income
    per common share                59.65    66.56    51.77    45.28    43.24
  Percentage of average
    stockholders' equity to
    daily average total assets      13.30    12.66    12.47    11.98    11.86

                              SHORT-TERM BORROWINGS
                             (Dollars in Thousands)

Information relating to short-term borrowings follows:

                                Federal Funds Purchased
                                and Securities Sold Under     Other Short-Term
                                Agreements to Repurchase            Borrowings



Balance at December 31:
2003                              $   9,014                     $   1,534
2002                                  1,500                         6,000
2001                                  3,250                         1,429
Weighted average interest
  rate at year end:
2003                                   1.20 %                        0.78 %
2002                                   0.41                          1.06
2001                                   1.32                          1.71
Maximum amount outstanding
  at any month's end
2003                              $   9,014                     $   4,636
2002                                 17,178                         6,000
2001                                 22,526                         5,479
Average amount outstanding
  during the year:
2003                              $   1,682                     $   1,753
2002                                  4,140                         1,959
2001                                 17,621                         2,084
Average interest rate during
  the year:
2003                                   1.16 %                        0.94 %
2002                                   1.24                          1.41
2001                                   3.83                          3.51



Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Notes payable mature in one year and are renewable for a like term. Other short-term borrowings generally mature within 90 days.

Item 2.  PROPERTIES

Tri City National Bank has thirty-two locations in the Metropolitan Milwaukee area, including Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant and South Milwaukee. The Bank owns fourteen of its locations and leases eighteen locations, including fifteen full service banking centers located in food discount centers.

Registrant believes that its bank locations are in buildings that are attractive, efficient and adequate for their operations, with sufficient space for parking and drive-in facilities.


Item 3.  LEGAL PROCEEDINGS

The Registrant is not party to any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted during the fourth quarter of 2003 to a vote of security holders.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

The information required by Item 5 is incorporated herein by reference to Registrant's 2003 Annual Report to Stockholders under the caption entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
16).


Item 6.  SELECTED FINANCIAL DATA
         -----------------------

The information required by Item 6 is incorporated herein by reference to Registrant's 2003 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 15).


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION
         ----------------------------------------------------------------------

The information required by Item 7 is incorporated herein by reference to Registrant's 2003 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 14).


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information required by Item 7A is incorporated herein by reference to Registrant's 2003 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 10 to 12).


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------

The information required by Item 8 is incorporated herein by reference to Registrant's 2003 Annual Report to Stockholders (Pages 18 to 41).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------

Effective August 13, 2003, the Registrant dismissed its independent accounting firm, Ernst & Young LLP ("Ernst & Young"), and hired the firm of Virchow, Krause & Company, LLP ("Virchow Krause"). The change was made based upon the recommendation of the Audit Committee of the Board of Directors, after soliciting bids from Ernst & Young, Virchow Krause and other accounting firms. The reports of Ernst & Young for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure with Ernst & Young during the years ended December 31, 2001 and 2002.

Item 9A.  CONTROLS AND PROCEDURES
          -----------------------

The Registrant maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the last fiscal quarter, the Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who is also the Chief Financial Officer of the Registrant, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President who is also the Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Registrant's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Registrant's last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Registrant's internal control over financial reporting.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 9, 2004 ("The 2004 Proxy Statement") under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".


Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the 2004 Proxy Statement under the caption entitled "Executive Compensation".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to the 2004 Proxy Statement under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to the 2004 Proxy Statement under the caption entitled "Loans and Other Transactions with Management".

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

The information required by Item 14 is incorporated herein by reference to the 2004 Proxy Statement under the caption entitled "Principal Accountant Fees and Services."

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

                Exhibit 10.1* Tri City Bankshares Corporation 2003 Stock Purchase Plan, incorporated herein by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-8 (Reg. No. 333-111617) filed on December 30, 2003.

                Exhibit 13   - Annual Report to Stockholders for the year ended
                               December 31, 2003.

                               With the exception of the information
                               incorporated by reference into Items 5, 6, 7, 7A, and 8 of this Form 10-K, the 2003 Annual Report to Stockholders is not deemed filed as part of this report.

                Exhibit 16   - Letter  regarding  Change  in Certifying
                               Accountant, incorporated herein by reference to Exhibit 16 of the Registrant's current report on Form 8-K filed on August 20, 2003.

                Exhibit 21   - Subsidiaries of Registrant.

                Exhibit 23.1 - Consent of Virchow, Krause & Company LLP

                Exhibit 23.2 - Consent of Ernst & Young LLP

                Exhibit 31   - Rule 13a -14(a) or 15d-14(a) Under the Securities
                               and Exchange Act of 1934, as amended,
                               Certification

                Exhibit 32   - 18 U.S.C. Section 1350 Certification

                Exhibit 99.1 - Cautionary Statements

*A Management contract or compensation plan or arrangement

      (b) Reports on Form 8-K

          On October  17, 2003,  the  Corporation  furnished  Items 7, 9 and  12 in a Current Report on Form 8-K relating to the release of quarterly financial information to shareholders for the period ended September 30, 2003.

      (c)    Exhibits  - The response to this portion of Item 15 is submitted as a separate section of this report.


      (d)    Financial Statement Schedules - none

                                     PART IV


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 15(a)(1), (2) and (c)

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL

                               STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          Year Ended December 31, 2003

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

FORM 10-K-ITEM 15(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and reports of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

  Consolidated balance sheets-December 31, 2003 and 2002

  Consolidated statements of income-Years ended December 31, 2003, 2002 and 2001

  Consolidated statements of stockholders' equity-Years ended December 31, 2003, 2002 and 2001.

  Consolidated statements of cash flows-Years ended December 31, 2003, 2002 and
    2001

  Notes to consolidated financial statements years ended -December 31, 2003, 2002 and 2001

  Independent auditor's report

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

      Date:  March 29, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                    Capacity                             Date


/s/ Henry Karbiner, Jr                                                 3/29/04
------------------------------                                       ----------
Henry Karbiner, Jr                Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal Executive and
                                  Financial Officer)


/s/ Ronald K. Puetz                                                    3/29/04
------------------------------                                        ---------
Ronald K. Puetz                   Executive Vice-President
                                  and Director


/s/ Scott A. Wilson                                                    3/29/04
------------------------------                                        ---------
 Scott A. Wilson                  Senior Vice President and
                                  Secretary and Director


/s/ Robert W. Orth                                                     3/29/04
------------------------------                                        ---------
Robert W. Orth                    Senior Vice-President and
                                  Director


/s/ Thomas W. Vierthaler                                               3/29/04
------------------------------                                        ---------
Thomas W. Vierthaler              Vice President and Comptroller
                                  (Principal Accounting Officer)


/s/ Frank J. Bauer                                                     3/29/04
------------------------------                                        ---------
Frank J. Bauer                    Director


/s/ William Beres                                                      3/29/04
------------------------------                                        ---------
William Beres                     Director


/s/ Sanford Fedderly                                                   3/29/04
------------------------------                                        ---------
Sanford Fedderly                  Director

/s/ Scott D. Gerardin                                                  3/29/04
------------------------------                                        ---------
Scott D. Gerardin                 Director


/s/ William Gravitter                                                  3/29/04
------------------------------                                        ---------
William Gravitter                 Director


/s/ Christ Krantz                                                      3/29/04
------------------------------                                        ---------
Christ Krantz                     Director


/s/ William L. Komisar                                                 3/29/04
------------------------------                                        ---------
William L. Komisar                Director



------------------------------                                        ---------
Agatha T. Ulrich                  Director


/s/David A. Ulrich, Jr                                                 3/29/04
------------------------------                                       ----------
David A. Ulrich, Jr               Director


/s/William J. Werry                                                    3/29/04
------------------------------                                       ----------
William J. Werry                  Director

                                   EXHIBIT 13

                                   EXHIBIT 21

                                  EXHIBIT 23.1

                                  EXHIBIT 23.2

                                   EXHIBIT 31

                                   EXHIBIT 32

                                  Exhibit 99.1