Form 10-Q
period 2004-03-31
TRI CITY BANKSHARES CORP
filed 2004-05-14
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

     [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-1158740
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


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

YES ___  NO _X_

The number of shares outstanding of $1.00 par value common stock, as of April 30, 2004: 8,326,461 shares.

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                         Page #
Item 1   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of
            March 31, 2004 and December 31, 2003                            3

            Condensed Consolidated Statements of Income
            for the Three Months ended March 31, 2004
            and 2003                                                        4

            Condensed Consolidated Statements of Cash Flows
            For the Three Months ended March 31, 2004
            and 2003                                                        5

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                      6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                         8

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk                                                 16

Item 4   Controls and Procedures                                           16



PART II - OTHER INFORMATION

Item 2   Changes in Securities, Use of Proceeds and
         Issuer Purchases of Equity Securities                             17

Item 6   Exhibits and Reports on Form 8-K                                  17

         Signatures                                                        18

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,      December 31,
                                                     2004            2003
                                                   ---------      ------------
Assets

Cash and due from banks                          $ 25,434,880   $ 40,849,479
Federal funds sold                                          0              0
                                                 ------------   ------------
     Cash and cash equivalents                     25,434,880     40,849,479
Investment securities held to maturity
  (fair value of $158,676,681 - 2004
             and $172,873,927 - 2003              156,264,166    170,541,123
Loans                                             429,265,534    412,274,928
     Less allowance for loan losses                (5,345,278)    (5,289,467)
                                                 ------------   ------------
         Net Loans                                423,920,256    406,985,461
Premises and equipment                             21,580,731     21,892,460
Cash surrender value of life insurance             10,090,484     10,000,000
Mortgage servicing rights                           1,000,254        998,514
Accrued interest receivable and other assets        3,985,846      3,516,178
                                                 ------------   ------------
                                                 $642,276,617   $654,783,215
                                                 ============   ============
Liabilities and Stockholders' Equity

Deposits
     Demand                                      $152,497,931   $148,813,893
     Savings and NOW                              302,062,415    312,078,384
     Other time                                    91,398,865     95,131,632
                                                 ------------   ------------
         Total Deposits                           556,023,909    556,023,909
Federal funds purchased and securities sold
     under repurchase agreements                    5,755,269      9,013,622
Other borrowings                                      768,883      1,534,292
Accrued interest payable and other liabilities      1,879,449      1,927,548
                                                 ------------   ------------
     Total liabilities                            554,362,812    568,499,371
                                                 ------------   ------------
Stockholders' equity:
     Common stock, $1 par value:
         15,000,000 shares authorized,
         Issued and outstanding:
              2004 - 8,283,730 shares;
              2003 - 8,223,557 shares               8,283,730      8,223,557
Additional paid in capital                         15,117,797     14,010,617
Retained earnings                                  64,512,278     64,049,670
                                                 ------------   ------------
Total stockholders' equity                         87,913,805     86,283,844
                                                 ------------   ------------
                                                 $642,276,617   $654,783,215
                                                 ============   ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                    2004            2003
Interest income                                     ----            ----
     Interest and fees on loans                  $6,701,572      $6,976,768
     Interest on investment securities:
     Taxable                                        668,089         818,898
     Exempt from federal income tax                 703,744         766,500
     Interest on federal funds sold                     385          11,104
                                                 ----------      ----------
Total interest income                             8,073,790       8,573,270

Interest expense
     Interest on deposits                         1,130,388       1,377,618
     Interest on federal funds purchased and
       securities sold under repurchase
       Agreements                                    40,477           5,604
     Interest on other borrowings                    16,045           5,466
                                                 ----------      ----------
Total interest expense                            1,186,910       1,388,688
                                                 ----------      ----------
Net interest income before provision
     for loan losses                              6,886,880       7,184,582
         Provision for loan losses                  105,000         105,000
                                                 ----------      ----------
Net interest income after provision for
  loan losses                                     6,781,880       7,079,582
                                                 ----------      ----------
Non interest income
     Service charges                                714,600         711,796
     Gain on sale of loans                          130,363         553,412
     Other income                                   729,759         708,088
                                                 ----------      ----------
Total non interest income                         1,574,722       1,973,296
                                                 ----------      ----------
Non interest expenses
     Salaries and employee benefits               3,426,066       3,408,758
     Net occupancy costs                            524,505         500,395
     Furniture and equipment expenses               374,285         409,392
     Computer services                              424,328         374,434
     Advertising and promotional                    172,119         171,784
     Regulatory agency assessments                   57,815          58,416
     Office supplies                                126,378         140,135
     Other                                          649,370         656,299
                                                 ----------      ----------
Total non interest expense                        5,754,866       5,719,613
                                                 ----------      ----------
Income before income taxes                        2,601,736       3,333,265
Income taxes                                        700,000         973,000
                                                 ----------      ----------
Net income                                       $1,901,736      $2,360,265
                                                 ==========      ==========
Net income per share                             $     0.23      $     0.29
Average shares outstanding                        8,268,658       8,097,086

See Notes to Unaudited Condensed Consolidated Financial Statements

                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                         2004            2003
OPERATING ACTIVITIES
Net income                                           $ 1,901,736    $ 2,360,265
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation on premises and equipment             539,724        524,388
      Amortization of premiums and accretion of
         discounts on investment securities,             119,423         54,406
      Gain on sale of loans                             (130,363)      (553,412)
      Provision for loan losses                          105,000        105,000
      Proceeds from sale of loans held for sale       12,595,205     30,132,118
      Origination of loans held for sale             (12,464,842)   (29,578,706)
      Increase in cash surrender value of life
         insurance                                       (90,484)             0
      Net change in accrued interest receivable
         and other assets                               (471,408)      (264,265)
      Net change in accrued interest payable and
         other liabilities                               (48,096)       327,904
                                                      ----------     ----------
Net cash flows from operating activities               2,055,895      3,107,698
                                                      ----------     ----------

INVESTING ACTIVITIES
Maturities, prepayments, and calls in held to
   maturity securities                                29,030,526     12,164,449
Purchases of held to maturity securities             (14,873,000)   (12,035,527)
Net (increase) decrease in loans                     (17,039,795)     7,065,201
Purchases of premises and equipment, net                (227,995)      (337,905)
                                                     -----------    -----------
Net cash flows from investing activities              (3,110,264)     6,856,218
                                                     -----------    -----------
FINANCING ACTIVITIES
Net decrease in deposits                             (10,064,698)   (12,578,244)
Net change in federal funds purchased and
   securities sold under repurchase agreements        (3,258,353)    (1,859,870)
Net change in other borrowings                          (765,409)    (3,959,767)
Dividends paid                                        (1,439,123)    (1,290,006)
Common stock issued, net                               1,167,353        724,073
                                                     -----------    -----------
Net cash flows from operating activities             (14,360,230)   (18,963,814)
                                                     -----------    -----------
Net change in cash and cash equivalents              (15,414,599)    (8,999,898)
Cash and cash equivalents at the beginning of year    40,849,479     50,308,930
                                                     -----------    -----------
Cash and cash equivalents at the end of period       $25,434,880    $41,309,032
                                                     ===========    ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City") for the year ended December 31, 2003. The December 31, 2003 financial information included herein is derived from the December 31, 2003 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of March 31, 2004 and the results of its operations and cash flows for the three month periods ended March 31, 2004 and 2003. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported period. The operating results for the first three months of 2004 are not necessarily indicative of the results which may be expected for the entire 2004 fiscal year.

(B) RECENT ACCOUNTING DEVELOPMENTS

     Securities Exchange commission ("SEC") Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments" was issued on March 9, 2004 and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customers relationship or loan servicing. Because of the SAB's limit on the types of cash flows that can be considered in the fair-value measurement, mortgage-loan commitments could be recognized as liabilities if the guaranteed rate in the commitment is less than the market interest rate. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to Accounting Principles Bulletin Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement of Financial Accounting Standard ("SFAS") No. 107, SFAS No. 133 and Item No. 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Tri City anticipates this SAB will have minimal impact on its consolidated financial statements.

ITEM 2

                         TRI CITY BANKSHARES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of Tri City Bankshares'Corporation's (the "Corporation") plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

     Forward-looking statements are subject to significant risks and uncertainties; and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to the factors set forth in Exhibit 99.1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, which exhibit is incorporated herein by reference.

     All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require us to use our judgment. Three of the more significant policies are: o Establishing the amount of the provision for loan losses.

o We evaluate our loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are five components: (1) An historic review of losses and allowance coverage based on peak and average loss volume; (2) A review of portfolio trends in volume and composition with attention to possible concentrations; (3) A review of delinquency trends and loan performance compared to our peer group; (4) A review of local and national economic conditions; and (5) A quality analysis review of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above normal supervision. If we misjudge the adequacy of the allowance and experience additional losses, a charge to earnings may result.

o Establishing the value of mortgage servicing rights. Mortgage servicing rights ("MSRs") are established on loans (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments and tax escrows. Generally accepted accounting principles require that we recognize, as income, the estimated fair market value of the asset when originated, even though management does not intend to sell these rights. The estimated value of MSRs is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned, MSRs are amortized. Net servicing revenues and newly originated MSRs generally exceed this amortization expense. However, if actual prepayment experience is greater than anticipated, and new loan volume declines, net servicing revenues may be less than expected and a charge to earnings may result.

o Determining the amount of current and deferred income taxes. The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting of reversals of temporary differences and current accounting standards. The federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Corporation's interpretation of federal and state tax laws. This assessment may result in an adjustment to amounts previously provided for.

FINANCIAL CONDITION

     The Corporation's net assets have decreased $12.5 million (1.9%) during the first quarter of 2004. Cash and due from banks decreased $15.4 million (37.7%) in the first three months of 2004. This decrease is associated with normal activity noted annually during the first quarter. Typically the Corporation's banking subsidiary experiences a short -term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which returns to normal levels by the end of the first quarter.

     Investment securities decreased $14.3 million (8.4%) during the first quarter of 2004. During the first quarter a significant portion ($29.0 million) of the banking subsidiary's investment portfolio was redeemed either through normal maturities or scheduled calls. Management continues to replace these investments by seeking investments with maturities of three to five years while maintaining quality. Management continues to follow its practice of holding to maturity its investment portfolio.

     Net loans increased $16.9 million (4.2%) during the first quarter of 2004. Commercial loan demand was sluggish during 2003, particularly during the first two quarters. Much of management's efforts were placed in meeting the high demand for residential secondary mortgage lending. As that source of business declined, management of the banking subsidiary increased the marketing effort in commercial lending which resulted in an increase in lending activity.

     The allowance for loan losses increased $56,000 (1.1%) during the first three months of 2004. The allowance reflects management's best estimate of probable and estimatable losses in the current loan portfolio that may occur in the ordinary course of business taking into consideration past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. Management continues to monitor the quality of new loans that the Corporation originates each year as well as review existing loan performance.

     Deposits of the Corporation decreased $10.1 million (1.8%) during the first quarter of 2004. As noted above, there is typically a short-term increase in municipal and commercial deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or funds management programs. Lower interest rates have reduced this decline. Depositors have moved their funds into deposit products with immediate short term availability, waiting for interest rates to start moving upward.

     Total borrowings of the Corporation decreased $4.0 million (38.1%) during the first three months of 2004. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the banking subsidiary's federal funds facility through is primary correspondent bank.

         The Corporation's equity increased $1.6 million (1.9%) during the first quarter of 2004. The Corporation received proceeds of $1.2 million from the sale of common stock and paid $1.4 million in dividends.

     Like many financial institutions located in Wisconsin, the Bank transferred investment securities to a Nevada investment subsidiary, which now holds and manages those assets. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the "Department") recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located in Nevada. The Department has generally indicated that it will assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks. The Department recently completed such an audit at the Bank; however, the Department has not yet issued a notice of proposed assessment to the Bank. Prior to formation of the investment subsidiary, the Bank sought and obtained a private letter ruling from the Department regarding the non-taxability of the investment subsidiary in the state of Wisconsin. The Bank believes that it complied with Wisconsin law and the private ruling received from the Department and that it is not liable for any taxes or interest that the Department may claim. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary.

     A federal income tax audit of the Company and its subsidiaries has resulted in proposed adjustments for years ended December 31, 1999 - 2002, totaling $431,000.00 plus interest of $82,000.00 through May 21, 2004. We disagree with the proposed adjustments and are planning to file our protest with the Internal Revenue Service's appeals office and believe we have adequately provided for such items in our tax provisions.

LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $38.0 million in federal funds purchased, and an additional $49.9 million in available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships. Capital Expenditures

CAPITAL EXPENDITURES

     There are no major projects currently planned for 2004, however if a project identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any expenditure.

RESULTS  OF OPERATIONS

     The Corporation's net income decreased $458,000 (19.4%) during the first quarter of 2004 compared to the same period in 2003. The decrease was the result of a decline in the net interest margin coupled with a dramatic decline in revenues generated by the secondary residential mortgage market. Loan volume has increased, however the resulting portfolio growth did not offset the declining yields on these earning assets. Net interest income declined $298,000 (4.2%). Interest income and fees on loans decreased $275,000 (3.9%) in the first three months of 2004 compared to the first three months of 2003. The average yield on loans continues to decline as portfolio notes mature and reprice. The net interest margin, however, has remained strong at 4.74%, and continues to rank in the upper quartile of the Bank's peer group.

     Investment security interest income decreased $214,000 (13.5%) during the first quarter of 2004 compared to the first quarter of 2003. The average tax equivalent yield derived from all investments decreased 77 basis points during the first quarter of 2004, compared to the first quarter of 2003.

     In anticipation of rising rates, management continues to invest in relatively short-term securities. The liquidity position of the Corporation's banking subsidiary is well-situated to take advantage of any increase in interest rates. Approximately $25.1 million in investment securities are scheduled to mature during the next nine months with a possible $54.5 million in additional securities subject to calls during the same period.

     Interest expense on deposits decreased $247,000 (17.9%) during the first quarter of 2004 compared to the first quarter of 2003. The primary cause of this decrease is significantly lower yields paid on deposits.

     Non interest income decreased $399,000 (20.2%) during the first quarter of 2004 compared to the same period of 2003. This decrease principally reflects a reduction in the gain on sale of loans and capitalized mortgage servicing rights for loans originated and sold in the secondary market in the first quarter of 2004 resulting from the general slowdown in the mortgage lending market beginning in the middle of 2003. Historically low interest rates during the first quarter of 2003 resulted in record numbers of refinancing at the Corporation's banking subsidiary.

     A summary of the change in income for the quarters ended March 31, 2004 and 2003 appears below:

Three Months Ended                       March 31,     March 31,       2004
                                           2004          2003       Over(Under)
                                       (UNAUDITED)   (UNAUDITED)       2003

Revenue and Expenses: (000's)
  Interest Income                        $8,074        $8,573        $ (499)
  Less: Interest Expense                  1,187         1,389          (202)
                                         ------        ------        ------
       Net Interest Income                6,887         7,184          (297)
Less: Provision for Loan Loss               105           105             0
Non Interest  Expense
  Net of Non Interest Income              4,180         3,746           434
                                         ------        ------        ------
Income Before Income Taxes                2,602         3,333          (731)
Tax Provision                               700           973          (273)
                                         ------        ------        ------
       NET INCOME                        $1,902        $2,360        $ (458)
                                         ======        ======        =======
CAPITAL ADEQUACY

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0% of which 4.0% must be comprised of tier 1 capital.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 19.84% and its leverage ratio is 13.64% as of March 31, 2004.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures of the date of this filing.

ITEM 4  -  CONTROLS AND PROCEDURES

     The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the last fiscal quarter, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who is also the Chief Financial Officer of the Corporation, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-(15e) and 15d - 15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President who is also the Chief Financial Officer of the Corporation concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During the quarter ended March 31, 2004, the Corporation did not sell any equity securities which were registered under the Securities Act or repurchase any of its equity securities.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  31  Rule 13a-14(a) Certification

                  32  Section 1350 Certification

          (b)     Reports on Form 8-K

                  The Corporation filed one Form 8-K during the quarter covered by this report as follows:

                  (1) Form 8-K dated January 21, 2004 under Item 12 regarding Results of Operations and Financial Condition as of December 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION

DATE:  May 13, 2004                           /s/Henry Karbiner, Jr.
     ----------------------                   ----------------------------------
                                              Henry Karbiner, Jr.
                                              President, Chief Executive Officer
                                              and Treasurer (Principal Executive
                                              Officer)


DATE:  May 13, 2004                           /s/Thomas W. Vierthaler
     ----------------------                   ----------------------------------
                                              Thomas W. Vierthaler
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)