Form 10-Q
period 2004-06-30
TRI CITY BANKSHARES CORP
filed 2004-08-13
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

       Wisconsin                                        39-1158740
-------------------------------             -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


                       6400 S. 27th Street, Oak Creek, WI
                       -----------------------------------
                    (Address of principal executive offices)

                                      53154
                                    Zip Code

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

The number of shares outstanding of $1.00 par value common stock, as of July 31, 2004: 8,369,960 shares.

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I -  FINANCIAL INFORMATION

                                                                         Page #
Item 1     Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of
                June 30, 2004 and December 31, 2003                           3

                Condensed Consolidated Statements of Income
                for the Three Months ended June 30, 2004
                and 2003                                                      4

                Condensed Consolidated Statements of Income
                for the Six Months ended June 30, 2004
                and 2003                                                      5

                Condensed Consolidated Statements of Cash Flows
                For the Six Months ended June 30, 2004
                and 2003                                                      6

                Notes to Unaudited Condensed Consolidated Financial
                Statements                                                    7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     10

Item 3     Quantitative and Qualitative Disclosures
           About Market Risk                                                 18

Item 4     Controls and Procedures                                           18


PART II - OTHER INFORMATION

Item 2     Changes in Securities, Use of Proceeds and
           Issuer Purchases of Equity Securities                             19

Item 4     Submission of Matters to a Vote of Security Holders               19

Item 6     Exhibits and Reports on Form 8-K                                  22

           Signatures                                                        23

ITEM 1

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,        December 31,
                                                     2004             2003
                                                     ----             ----
Assets


Cash and due from banks                         $  26,488,026    $  40,849,479
Federal funds sold                                          0                0
                                                -------------    -------------
     Cash and cash equivalents                     26,488,026       40,849,479
Investment securities held to maturity
 (fair value of
     $169,325,124 - 2004 and
     $172,873,927 - 2003                          169,383,824      170,541,123
Loans                                             448,391,928      412,274,928
     Less allowance for loan losses                (5,452,869)      (5,289,467)
                                                -------------    -------------
         Net loans                                442,939,059      406,985,461
Premises and equipment                             21,136,830       21,892,460
Cash surrender value of life insurance             10,180,968       10,000,000
Mortgage servicing rights                           1,004,749          998,514
Accrued interest receivable and other assets        3,684,585        3,516,178
                                                -------------    -------------
                                                $ 674,818,041    $ 654,783,215
                                                =============    =============
Liabilities and Stockholders' Equity
Deposits
     Demand                                     $ 157,329,084    $ 148,813,893
     Savings and NOW                              313,985,907      312,078,384
     Other time                                    87,979,920       95,131,632
                                                -------------    -------------
         Total deposits                           559,294,911      556,023,909
Federal funds purchased and securities sold
     under repurchase agreements                   23,250,211        9,013,622
Other borrowings                                    1,750,687        1,534,292
Accrued interest payable and other liabilities      1,346,230        1,927,548
                                                -------------    -------------
     Total liabilities                            585,642,039      568,499,371
                                                -------------    -------------
Stockholders' equity:
     Common stock, $1 par value:
         15,000,000 shares authorized,
         Issued and outstanding:
              2004 - 8,326,459 shares;
              2003 - 8,223,557 shares               8,326,459        8,223,557
Additional paid in capital                         15,903,993       14,010,617
Retained earnings                                  64,945,550       64,049,670
                                                -------------    -------------
Total stockholders' equity                         89,176,002       86,283,844
                                                -------------    -------------
                                                $ 674,818,041    $ 654,783,215
                                                =============    =============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                           2004         2003
                                                           ----         ----
Interest income
     Interest and fees on loans                         $6,849,575   $6,956,574
     Interest on investment securities:
         Taxable                                           874,902      772,367
         Exempt from federal income tax                    446,983      777,432
     Federal funds sold                                      4,248       36,736
     Other                                                   9,663        9,663
                                                        ----------   ----------
Total interest income                                    8,185,371    8,552,772
                                                        ----------   ----------
Interest expense
     Interest on deposits                                1,136,877    1,290,844
     Interest on federal funds purchased and
        securities sold under repurchase
        agreements                                          21,677            0
     Interest on other borrowings                            3,182        7,099
                                                        ----------   ----------
Total interest expense                                   1,161,736    1,297,943
                                                        ----------   ----------
Net interest income before provision for loan losses     7,023,635    7,254,829
     Provision for loan losses                             105,000      105,000
                                                        ----------   ----------
Net interest income after provision for loan losses      6,918,635    7,149,829
                                                        ----------   ----------
Non interest income
     Service charges                                       747,011      748,596
     Gain on sale of loans                                 182,232      779,163
     Other income                                          770,285      636,999
                                                        ----------   ----------
Total non interest income                                1,699,528    2,164,758
                                                        ----------   ----------
Non interest expenses
     Salaries and employee benefits                      3,381,319    3,431,326
     Net occupancy costs                                   622,668      486,760
     Furniture and equipment expenses                      387,873      445,832
     Computer services                                     438,758      392,887
     Advertising and promotional                           185,299      174,643
     Regulatory agency assessments                          58,502       57,758
     Office supplies                                       145,895      129,889
     Other expenses                                        709,925      699,704
                                                        ----------   ----------
Total non interest expense                               5,930,239    5,818,799
                                                        ----------   ----------
Income before income taxes                               2,687,924    3,495,788
Income taxes                                               805,000    1,035,000
                                                        ----------   ----------
Net income                                              $1,882,924   $2,460,788
                                                        ==========   ==========

Net income per common share                             $     0.23   $     0.30
Dividends per common shares                                   .175         .160
Weighted average shares outstanding                      8,315,660    8,137,966

See Notes to Unaudited Condensed Consolidated Financial Statements

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                           2004          2003
                                                           ----          ----
Interest income
     Interest and fees on loans                        $13,551,147   $13,933,342
     Interest on investment securities:
         Taxable                                         1,542,991     1,591,265
         Exempt from federal income tax                  1,150,727     1,543,932
     Interest on federal funds sold                          4,633        47,840
     Other                                                   9,663         9,663
                                                       -----------   -----------
Total interest income                                   16,259,161    17,126,042
                                                       -----------   -----------
Interest expense
     Interest on deposits                                2,267,265     2,668,462
     Interest on federal funds purchased and
         securities sold under repurchase
         agreements                                         62,154         5,604
     Interest on other borrowings                           19,227        12,565
                                                       -----------   -----------
Total interest expense                                   2,348,646     2,686,631
                                                       -----------   -----------
Net interest income before provision for loan losses    13,910,515    14,439,411
     Provision for loan losses                             210,000       210,000
                                                       -----------   -----------
Net interest income after provision for loan losses     13,700,515    14,229,411
                                                       -----------   -----------
Non interest income
     Service charges                                     1,461,611     1,460,392
     Gain on sale of loans                                 312,595     1,332,575
     Other income                                        1,500,044     1,345,087
                                                       -----------   -----------
Total non interest income                                3,274,250     4,138,054

Non interest expenses
     Salaries and employee benefits                      6,807,385     6,840,084
     Net occupancy costs                                 1,147,173       987,155
     Furniture and equipment expenses                      762,158       855,224
     Computer services                                     863,086       767,321
     Advertising and promotional                           357,418       346,427
     Regulatory agency assessments                         116,317       116,174
     Office supplies                                       272,273       270,024
     Other expenses                                      1,359,295     1,356,003
                                                       -----------   -----------
Total non interest expense                              11,685,105    11,538,412
Income before income taxes                               5,289,660     6,829,053
Income taxes                                             1,505,000     2,008,000
                                                       -----------   -----------
Net income                                             $ 3,784,660   $ 4,821,053
                                                       ===========   ===========

Net income per common share                            $      0.46   $      0.59
Dividends per common share                                    0.35          .032
Weighted average shares outstanding                      8,292,159     8,117,639


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                        2004            2003
                                                        ----            ----
Cash Flows from Operating Activities
   Net income                                      $  3,784,660    $  4,821,053
   Adjustments to reconcile net income
     to net cash flows from operating
     activities:
   Depreciation                                       1,079,448         973,767
   Amortization of premiums and accretion
     of discounts on investment securities -
     net                                                 77,238         106,852
   Gain on sale of loans                               (312,595)     (1,332,575)
   Provision for loan losses                            210,000         210,000
   Proceeds from sales of loans held for sale        28,468,329      74,882,267
   Originations of loans held for sale              (28,155,734)    (73,549,692)
   Increase in cash surrender value of
     life insurance                                    (180,968)              0
     Net change in accrued interest receivable
       and other assets                                (174,642)       (313,308)
     Net change in accrued interest payable
       and other liabilities                           (581,323)       (345,026)
                                                    ------------    ------------
Net cash flows from operating activities              4,214,413       5,453,338
                                                    ------------    ------------
Cash Flows from Investing Activities
   Activity in held to maturity securities
     Maturities, prepayments and calls               54,637,424      25,991,139
     Purchases                                      (53,557,363)    (31,939,660)
   Net (increase) decrease in loans                 (36,163,598)      5,196,549
   Purchases of premises and equipment                 (323,818)       (810,946)
                                                    ------------    ------------
Net Cash Flows from Investing Activities            (35,769,291)     (1,562,918)
                                                    ------------    ------------
Cash Flows from Financing Activities
   Net increase (decrease) in deposits                3,271,002     (13,988,611)
   Net change in federal funds purchased and
     securities sold under repurchase agreements     14,236,589               0
   Net change in other borrowings                       216,395      (1,923,793)
   Dividends paid                                    (2,888,775)     (2,586,826)
   Common stock issued                                1,996,278       1,440,408
                                                    ------------    ------------
Net Cash Flows from Financing Activities             16,831,489     (17,058,822)
                                                    ------------    ------------
       Net Change in Cash and Cash Equivalents      (14,361,453)    (13,168,402)

Cash and Cash Equivalents - Beginning of Year        40,849,479      50,308,930
                                                    ------------    ------------
       Cash and Cash Equivalents - End of Year     $ 26,488,026    $ 37,140,528
                                                    ============    ============

See Notes to Unauditied Condensed Consolidated Financial Statements

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

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of June 30, 2004 and the results of its operations for the three month and six month periods ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported period. The operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire 2004 fiscal year.

(B) ACCOUNTING CHANGES

     On March 9, 2004, the SEC issued Staff Accounting Bulletin ("SAB") 105, "Application of Accounting Principles to Loan Commitments" to advise registrants of the staff's view that fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, should not take into consideration the expected future cash flows related to the associated servicing of the future loan. The staff indicated its belief that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The staff noted that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination.

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

     SAB 105 does not explicitly require banks that apply derivative accounting to their loan commitments to treat the loan commitments only as liabilities.

Rather, the staff appears to be deferring to the Financial Accounting Standards Board ("FASB") to address this aspect of the fair value issue in its loan commitment project.

     The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures.

     The issuance of SAB 105 has not had a material impact on Tri City's Consolidated Financial Statements as the loan commitments are generally not accounted for as derivatives.

ITEM 2

                         TRI CITY BANKSHARES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of Tri City Bankshares Corporation's (the "Corporation") plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

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

FINANCIAL CONDITION

The Corporation's total assets have increased $20.0 million (3.1%) during the first two quarters of 2004. Cash and cash equivalents decreased $14.4 million (35.2%) while net loans increased $36.0 million (8.8%). Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending which returns to normal levels by the end of the first quarter.

There has been a $1.2 million (0.7%) decrease in the investment portfolio during the first two quarters of the year. The Corporation's banking subsidiary continues to have significant redeemed securities either through normal maturities or scheduled calls. Management continues to follow its practice of holding to maturity its investment portfolio.

The increase in net loans of $36.0 million (8.8%) noted during the first half of the year is a reflection of improved demand for loans and management's efforts to expand loan volume through increased marketing. Although significant increases in loan production have been achieved, management believes that credit standards have not been sacrificed to accomplish the growth. The allowance for loan losses has increased $163,000 during this period. The allowance reflects management's best estimate of probable and estimatable losses in the current loan portfolio that may occur in the ordinary course of business taking into consideration past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. Management continues to monitor the quality of new loans that the Corporation originates each year as well as review existing loan performance. Management continues to believe that the overall quality of the portfolio is excellent and that the allowance for loan losses is adequate. Charge off of non-performing loans continue to be at below industry levels.

Deposits of the Corporation's banking subsidiary have increased $3.3 million (0.6%) during the first six months of 2004. As noted above, there is typically a short-term increase in municipal and commercial deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or funds management programs. Deposit growth from June 30, 2003 to June 30, 2004 totaled $30.1 million (5.7%) and such growth trends appear to be continuing. The Corporation continues to remain competitive in the current economic climate, offering rates in the upper quartile of those offered by its competition. Management believes that the Corporation's strength lies in its reputation and business practices which have instilled confidence among its long term customers.


Total borrowings of the Corporation increased $14.4 million (137.0%) during the first six months of 2004. The proceeds were used to fund loan growth not funded by increased deposits. The Corporation's banking subsidiary adjusts its level of daily borrowings or short term daily investment depending upon its needs each day through the banking subsidiary's federal funds facility with its primary correspondent bank.


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

The  Corporation  continues  to offer  deposit  products  that it  believes  are competitive and will encourage depositors to leave their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to both retain existing deposits as well as encourage deposit growth. The banking subsidiary of the Corporation has the ability to borrow up to $38.0 million in federal funds purchased, and an additional $69.8 million in available short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.


CAPITAL RESOURCES


There are no major projects currently planned for 2004, however if a project is identified or an upgrade becomes necessary, the Corporation has sufficient liquidity to internally fund any expenditure.


The Corporation's equity increased $2.9 million (3.4%) during the first half of the 2004. Both the Corporation and its banking subsidiary remain profitable, as discussed further below.


Like many financial institutions located in Wisconsin, the Bank transferred investment securities to a Nevada investment subsidiary, which now holds and manages those assets. The investment subsidiary has not filed returns with, or paid income or franchise taxes to the State of Wisconsin. The Wisconsin Department of Revenue (the Department) recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located in Nevada. The Department has generally indicated that it will assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks. The Department completed such an audit at the Bank. On August 10, 2004 we entered into a confidential settlement with the Department with respect to our Nevada investment subsidiary; no other issues were raised by the audit.


The settlement resulted in a minimal payment of additional taxes and interest for prior years. The settlement will limit the tax benefits we may realize from our Nevada investment subsidiary going forward; however, the effect on our after-tax profits will be nominal. We project that for 2004 the additional Wisconsin taxes resulting from the settlement will reduce our after tax earning by less than $.02 per share.

A federal income tax audit of the Corporation and its subsidiaries has resulted in proposed adjustments for years ended December 31, 1999 - 2002, totaling $431,000.00 plus interest of $82,000.00 through May 21, 2004. We disagree with the proposed adjustments and have filed our protest with the Internal Revenue Service's appeals office, We believe we have adequately provided for this item in our tax provisions.


RESULTS OF OPERATIONS


                   THREE MONTHS ENDED JUNE 30, 2004 AND 2003


The Corporation remains profitable, however its net income decreased $577,900 (23.5%) during the second quarter of 2004. The decrease was the result of a decline in the net interest margin coupled with a dramatic decline in revenues generated from the sale of residential mortgage loans in the secondary market.


Loan volume continues to increase, however that growth has not offset the declining yield on these earning assets. Interest income and fees on loans decreased $107,000 (1.5%) during the second quarter of 2004 compared to a decrease of $446,700 (6.0%) during the second quarter of 2003. The average yield on loans continues to decline, although at a slower pace than previously noted, as the portfolio of notes mature and are repriced. The average yield on loans for the second quarter of 2004 was 5.73%. compared to 6.42% in the second quarter of 2003. The net interest margin continues to be strong when compared to other banks similar to the Corporation's banking subsidiary.


Investment security interest income decreased $227,900 (14.6%) during the second quarter of 2004 compared to a decrease of $93,900 (5.7%) during the second quarter of 2003. The average yield derived from all investments decreased 62 basis points during the first half of 2004 compared to the first half of 2003. In anticipation of rising rates, management continues to invest in relatively short term securities. The liquidity of the banking subsidiary's investment portfolio is considered by management to be excellent and it is in a position to take advantage of any increase in interest rates. Approximately $29.4 million of the banking subsidiary's investment portfolio is scheduled to mature during the next twelve months with an additional $92.6 million in securities subject to potential calls.

Interest expense on deposits decreased $154,000 (11.9%) during the three months ended June 30, 2004. Rates have declined to historical lows. The Corporation's banking subsidiary pays competitive rates, yielding an average 1.15% on all interest bearing funds for the three months ended June 30, 2004 compared to 1.40% for the same period in 2003.

Non-interest income decreased $465,200 (21.5%) during the second quarter of 2004. The decrease is principally associated with the substantially lower gain on sale of loans sold in the secondary market. Historically low interest rates during the first half of 2003 resulted in a record number of refinancings at the Corporation's banking subsidiary.

A summary of the change in income for the quarters ended June 30, 2004 and 2003 appears below:

Three Months Ended                        June 30,      June 30,
                                            2004          2003        Increase
                                         (UNAUDITED)   (UNAUDITED)   (Decrease)
                                         ----------    ----------    ----------
Revenue and Expenses: (000's)
  Interest Income                          $8,185        $8,553        $ (368)
  Less: Interest Expense                    1,161         1,298           137
                                           ------        ------        -------
                 Net Interest Income        7,024         7,255          (231)
  Less: Provision for Loan Losses             105           105            --
 Non Interest Expense Net of
    Non Interest Income                     4,231         3,654           577
                                           ------        ------        -------
Income before Income Taxes                  2,688         3,496          (808)
  Tax Provision                               805         1,035          (230)
                                           ------        ------        -------
                      NET INCOME           $1,883        $2,461        $ (578)
                                           ======        ======        =======

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net income of the Corporation decreased $1.0 million (21.5%) during the six months ended June 30, 2004. The decrease is primarily attributable to two factors: Continued decline in the net interest margin, and a decrease in the extraordinary level of revenue generated from the sale of residential mortgage loans in the secondary market.

Interest and fees on loans decreased $382,200 (2.7%) in the first half of 2004. Loan volume continues to increase, however that growth has not been sufficient to offset the decline in loan yields. The average yield on loans for the first half of 2004 was 5.77% as compared to 6.51% for first half of 2003.

Interest income on investment securities decreased $441,500 (14.1%) during the first six months of 2004. As discussed above yields continue to decline. Management continues to replace maturing securities with securities that have relatively short maturities and high quality. Management wants to maintain a high level of liquidity so that the banking subsidiary can take advantage of rising rates.

Interest expense on deposits decreased $401,200 (15.0%) in the first six months of 2004. Management carefully monitors competition in an effort to remain competitive, however has reduced its overall yield on deposits to reflect the overall yield on deposits throughout the financial sector of the economy. Deposits increased during the past twelve months, tending to be short-term in nature. This trend has helped the banking subsidiary to maintain a strong net interest margin compared to other banks in its peer group.

Interest expense related to short-term borrowings increased $63,200 (347.9%) during the six months ended June 30, 2004. This increase reflects interest expense necessary to support the banking subsidiary's growth in its loan portfolio. The net interest margin between its yield on loans and average cost to fund such loans has been very favorable.

Non interest income decreased $863,800 (20.9%) during the first six months of 2004. The decrease is principally associated with the substantial decrease in the gain on sale of residential mortgage loans in the secondary market. As discussed above historically low interest rates provided the banking subsidiary with a window of opportunity during the first half 2003.

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

At June 30, 2004, the risk-based capital ratio for the Corporation was 20.11% and its leverage ratio was 13.59%.

ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.


ITEM 4.


CONTROLS AND PROCEDURES


The Registrant maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the last fiscal quarter, the Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who is also the Chief Financial Officer of the Registrant, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Rule 13a -15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President, who is also the Chief Financial Officer of the Registrant, concluded that the Registrant's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in the Registrant's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended June 30, 2004, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.


Item 4   Submission of Matters to a Vote of Security Holders

On June 9, 2004, Tri City Bankshares Corporation held its annual shareholders' meeting. The only item held for a vote of shareholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 7,176,931 which represented approximately 86.2% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

       Director's Name:           Frank Bauer
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Beres
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Sanford Fedderly
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott  Gerardin
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Gravitter
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Henry Karbiner, Jr.
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Christ Krantz
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Robert Orth
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0
       Director's Name:           Ronald K. Puetz
            For                   7,166,673
            Against               0
            Withheld              10,258
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           David Ulrich, Jr.
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Werry
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott A. Wilson
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Agatha T. Ulrich
            For                   7,166,984
            Against               0
            Withheld              9,947
            Abstain               0
            Broker Non-Vote       0

       No other matters were voted on at the annual meeting.

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K
            (a) Exhibits
                31    Rule 13a-14(a) Certification
                32    Section 1350 Certification

            (b) Reports on Form 8-K
                The Corporation furnished one Form 8-K during the quarter covered by this report as follows:

                (1)  Form 8-K dated April 23,  2004  under  Item  12   regarding
                     Results of Operations and Financial Condition as of March 31, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION





DATE:  August 11, 2004                    /s/ Henry Karbiner, Jr.
     ---------------------------          --------------------------------------
                                              Henry Karbiner, Jr.
                                              President, Chief Executive Officer
                                              and Treasurer
                                              (Principal Executive Officer)



DATE:  August 11, 2004                    /s/ Thomas W. Vierthaler
     ---------------------------          --------------------------------------
                                              Thomas W. Vierthaler
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)