Form 10-Q
period 2004-09-30
TRI CITY BANKSHARES CORP
filed 2004-11-12
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

            Wisconsin                                     39-1158740
       ----------------------                        ---------------------
      (State or other jurisdiction of               (IRS Employer ID Number)
       incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                    ----------------------------------------
                    (Address of principal executive offices)

                                      53154
                                    --------
                                    Zip Code

                                 (414) 761-1610
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----   -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) YES     NO X
                                              ----   ----

     The number of shares outstanding of $1.00 par value common stock, as of November 10, 2004: 8,413,625



                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                      Page #

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           September 30, 2004 and December 31, 2003                      3

           Condensed Consolidated Statements of Income
           for the Three Months ended
           September 30, 2004 and 2003                                   4

           Condensed Consolidated Statements of Income
           for the Nine Months ended
           September 30, 2004 and 2003                                   5

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months ended
           September 30, 2004 and 2003                                   6

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                                    7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8

Item 3     Quantitative and Qualitative Disclosures
           About Market Risk                                            17

Item 4     Controls and Procedures                                      17

PART II - OTHER INFORMATION

Item 2     Unregistered Sales of Equity Securities and Use
           of Proceeds                                                  18

Item 6     Exhibits and Reports on Form 8-K                             18

           Signatures                                                   19

ITEM 1
                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     September 30,  December 31,
                                                        2004           2003
                                                     -------------  ------------
ASSETS
Cash and due from banks                              $ 28,387,232   $ 40,849,479
Federal funds sold                                              0              0
                                                     ------------   ------------
     Cash and cash equivalents
Investment securities held to maturity,
  fair value of $169,325,124 and $172,873,927
  as of 2004 and 2003, respectively                   152,348,851    170,541,123
Loans, less allowance for loan losses of
  $5,545,744 and $5,289,457
  as of 2004 and 2003, respectively                   453,577,160    406,985,461
Premises and equipment                                 20,915,187     21,892,460
Cash surrender value of life insurance                 10,271,451     10,000,000
Mortgage servicing rights                                 977,666        998,514
Accrued interest receivable and other assets            4,273,626      3,516,178
                                                     ------------   ------------

         TOTAL ASSETS                                $670,751,173   $654,783,215
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
     Demand                                          $161,781,437   $148,813,893
     Savings and NOW                                  316,809,295    312,078,384
     Other time                                        89,465,694     95,131,632
                                                     ------------   ------------
         TOTAL DEPOSITS                               568,056,426    556,023,909

Federal funds purchased and securities sold
  under repurchase agreements                           8,872,125      9,013,622
Other borrowings                                        1,437,398      1,534,292
Accrued interest payable and other liabilities          1,650,416      1,927,548
                                                     ------------   ------------
         TOTAL LIABILITIES                            580,016,365    568,499,371
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Cumulative preferred stock, $1 par value,
     200,000 authorized, no shares issued
   Common stock, $1 par value
     15,000,000 shares authorized, 8,369,959 and
     8,223,557 shares issued and outstanding
     as of 2004 and 2003, respectively                  8,369,959      8,223,557
   Additional paid in capital                          16,704,360     14,010,617
   Retained earnings                                   65,660,489     64,049,670
                                                     ------------   ------------

         TOTAL STOCKHOLDERS' EQUITY                    90,734,808     86,283,844
                                                     ------------   ------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $670,751,173   $654,783,215
                                                     ============   ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                  2004            2003
                                               ----------      ----------
INTEREST INCOME:
   Interest and fees on loans                  $7,299,637      $6,752,922
   Interest on investment securities:
     Taxable                                      863,875         601,174
     Exempt from federal income tax               567,428         776,946
   Federal funds sold                                 530          70,917
                                               ----------      ----------
              TOTAL INTEREST INCOME             8,731,470       8,201,959
                                               ----------      ----------
INTEREST EXPENSE:
   Interest on deposits                         1,170,394       1,195,475
   Interest on federal funds purchased
     and securities sold under
     repurchase agreements                         75,490               0
   Interest on other borrowings                     5,381           5,332
                                               ----------      ----------
              TOTAL INTEREST EXPENSE            1,251,265       1,200,807
                                               ----------      ----------
   Net interest income before provision
     for loan losses                            7,480,205       7,001,152
   Provision for loan losses                      105,000         105,000
                                               ----------      ----------
   Net interest income after provision
     for loan losses                            7,375,205       6,896,152
                                               ----------      ----------
NONINTEREST INCOME:
   Service charges                                705,809         782,503
   Gain on sale of loans                           82,610         667,504
   Other income                                   784,288         578,503
                                               ----------      ----------
              TOTAL NONINTEREST INCOME          1,572,707       2,028,510
                                               ----------      ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits               3,363,840       3,425,769
   Net occupancy costs                            446,450         522,211
   Furniture and equipment expenses               398,111         446,594
   Computer services                              434,040         405,930
   Advertising and promotional                    201,046         207,039
   Regulatory agency assessments                   58,258          56,238
   Office supplies                                104,550         145,065
   Other expenses                                 737,550         708,429
                                               ----------      ----------
              TOTAL NONINTEREST EXPENSE         5,743,845       5,917,275
                                               ----------      ----------
Income before income taxes                      3,204,067       3,007,387
Less:  Applicable income taxes                  1,032,000         853,000
                                               ----------      ----------
              NET INCOME                       $2,172,067      $2,154,387
                                               ==========      ==========
   Net income per common share                 $     0.26      $     0.26
   Dividends per common share                        .175            .160
   Weighted average shares outstanding          8,359,084       8,177,477


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                  2004            2003
                                               -----------     -----------
INTEREST INCOME:
   Interest and fees on loans                  $20,850,784     $20,686,264
   Investment on investment securities:
     Taxable                                     2,406,866       2,192,439
     Exempt from federal income tax              1,718,155       2,320,878
   Federal funds sold                                5,163         118,757
   Other                                             9,663           9,663
                                               -----------     -----------
              TOTAL INTEREST INCOME             24,990,631      25,328,001
                                               -----------     -----------
INTEREST EXPENSE:
   Interest on deposits                          3,437,659       3,863,937
   Interest on federal funds and
     securities sold under
     repurchase agreements                         137,644           5,604
   Interest on other borrowings                     24,608          17,897
                                               -----------     -----------
              TOTAL INTEREST EXPENSE             3,599,911       3,887,438
                                               -----------     -----------
   Net interest income before provision
     for loan losses                            21,390,720      21,440,563
   Provision for loan losses                       315,000         315,000
                                               -----------     -----------
   Net interest income after provision
     for loan losses                            21,075,720      21,125,563
                                               -----------     -----------
NONINTEREST INCOME:
   Service charges                               2,167,420       2,242,895
   Gain on loan sales                              395,205       2,000,079
   Other income                                  2,284,332       1,923,590
                                               -----------     -----------
              TOTAL NONINTEREST INCOME           4,846,957       6,166,564
                                               -----------     -----------
NONINTEREST EXPENSE:
   Salaries and employee benefits               10,171,225      10,265,853
   Net occupancy costs                           1,593,623       1,509,366
   Furniture and equipment expenses              1,160,269       1,301,818
   Computer services                             1,297,126       1,173,251
   Advertising and promotional                     558,464         553,466
   Regulatory agency assessments                   174,575         172,412
   Office supplies                                 376,823         415,089
   Other expenses                                2,096,845       2,064,432
                                               -----------     -----------
              TOTAL NONINTEREST EXPENSE         17,428,950      17,455,687
                                               -----------     -----------
Income before income taxes                       8,493,727       9,836,440
Less:  Applicable income taxes                   2,537,000       2,861,000
                                               -----------     -----------
              NET INCOME                       $ 5,956,727     $ 6,975,440
                                               ===========     ===========

     Net income per common share               $       .72   $         .86
     Dividends per common share                       .525            .480
     Weighted average shares outstanding         8,314,630       8,137,804


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                       2004            2003
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $  5,956,727    $  6,975,440
   Adjustments to reconcile net income to
     net cash flows from operating activities:
       Depreciation                                   2,208,150       1,460,793
       Amortization of premiums and accretion
         of discounts on investment securities
         - net                                           75,241         158,723
       Gain on sale of loans                           (395,205)     (2,000,133)
       Provision for loan losses                        315,000         315,000
       Proceeds from sales of loans held for sale    34,716,029     107,000,446
       Originations of loans held for sale          (34,320,824)   (105,000,313)
       Increase in cash surrender value of life
         insurance                                     (271,451)              0
       Net change in accrued interest receivable
         and other assets                              (736,600)       (428,910)
       Net change in accrued interest payable
         and other liabilities                         (277,135)         50,035
                                                   -------------   -------------
       Net cash flows from operating activities       7,269,932       8,531,081
                                                   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in held to maturity securities:
     Maturities, prepayments and calls               82,966,482      57,642,585
     Purchases                                      (64,849,451)    (41,939,660)
   Net  (increase) decrease in loans                (46,906,699)      1,229,163
   Purchases of premises and equipment - net         (1,230,877)     (1,220,869)
                                                   -------------   -------------
      Net Cash Flows from Investing Activities      (30,020,545)     15,711,219
                                                   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits               12,032,517      (7,335,173)
   Net change in federal funds purchased and
     securities sold under repurchase agreements       (141,497)     (1,500,000)
   Net change in other borrowings                       (96,894)     (5,384,760)
   Dividends paid                                    (4,345,905)     (3,890,195)
   Common stock issued - net                          2,840,145       2,190,275
                                                   -------------   -------------
      Net Cash Flows from Financing Activities       10,288,366     (15,919,853)
                                                   -------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS            (12,462, 247)      8,322,447

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR        40,849,479      50,308,930
                                                   -------------   -------------

CASH AND CASH EQUIVALENTS - END OF CURRENT PERIOD  $ 28,387,232    $ 58,631,377
                                                   =============   =============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2003. The December 31, 2003 financial information included herein is derived from the December 31, 2003 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's financial position as of September 30, 2004 and the results of its operations for the three month and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003. The operating results for the first nine months of 2004 are not necessarily indicative of the results which may be expected for the entire 2004 fiscal year.

(B) ACCOUNTING CHANGE

On March 9, 2004, the SEC issued Staff Accounting Bulletin ("SAB") 105, "Application of Accounting Principles to Loan Commitments" to advise registrants of the staff's view that fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, should not take into consideration the expected future cash flows related to the associated servicing of the future loan. The staff indicated its belief that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The staff noted that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to Accounting Principles Bulletin Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement of Financial Accounting Standard ("SFAS") No. 107, SFAS No. 133 and Item No. 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). SAB 105 does not explicitly require banks that apply derivative accounting to their loan commitments to treat the loan commitments only as liabilities. Rather, the staff appears to be deferring to the Financial
Accounting Standards Board ("FASB") to address this aspect of the fair value issue in its loan commitment project. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The issuance of SAB 105 has not had a material impact on the Tri City's Consolidated Financial Statements as the loan commitments are generally not accounted for as derivatives.

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

CRITICAL ACCOUNTING POLICIES

A number of accounting policies require us to use our judgment. Three of the more significant policies are:

          o ESTABLISHING THE AMOUNT OF THE PROVISION FOR LOAN LOSSES. We evaluate our loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are five components: (1) An historic review of losses and allowance coverage based on peak and average loss volume; (2) A review of portfolio trends in volume and composition with attention to possible concentrations; (3) A review of delinquency trends and loan performance compared to our peer group; (4) A review of local and national economic conditions; and (5) A review of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above normal supervision. If we misjudge the adequacy of the allowance and experience additional losses, a charge to earnings may result.

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

          o DETERMINING THE AMOUNT OF CURRENT AND DEFERRED INCOME TAXES. The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting of temporary differences and current accounting standards. The federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Corporation's interpretation of federal and state tax laws. This assessment may result in an adjustment to amounts previously provided for.

CHANGES IN FINANCIAL POSITION

The Corporation's total assets have increased $16.0 million (2.4%) during the first three quarters of 2004. Cash and cash equivalents decreased $12.5 million (30.5%). Typically the Corporation's banking subsidiary experiences a significant short-term increase in deposits at year-end associated with municipal deposits of property tax receipts and commercial deposit growth from holiday spending. This seasonal deposit growth returns to normal levels early during the first quarter of the year.


The investment portfolio decreased $18.2 million during the nine months ended September 30, 2004. This reduction occurred late during the third quarter of 2004. The Corporation's banking subsidiary continues to have significant levels of securities redeemed either through normal maturities or scheduled calls. Management continues to follow its practice of holding to maturity its investment portfolio and the reduction of the portfolio outstandings was replaced early in the fourth quarter. Management is continually looking for quality securities to replace maturing investments while maintaining an acceptable rate of return without undue risk to the Corporation's entire portfolio.


The increase in total loans of $46.8 million (11.4%) noted during the first three quarters of the year reflects increased loan demand and management's efforts to expand loan volume through increased marketing. Even with the significant increase in loan volume, credit standards have not been sacrificed to accomplish the growth. The allowance for loan losses has increased $256,300 during the period. The allowance reflects managements best estimate of potential losses in the current loan portfolio that may occur in the ordinary course of business taking into consideration past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect borrowers ability to repay; estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. Management continues to monitor the quality of new loans that the Corporation banking subsidiary originates each year as well as review existing loan performance.
Management continues to believe that the overall quality of the portfolio is excellent and that the allowance for loan losses is adequate.


Premises and Equipment decreased $1.0 million during the first nine months of 2004, resulting from $2.2 million of normal depreciation offset by $1.2 million of additions.

During the first nine months of 2004, total deposits for the Corporation have increased $12.0 million. As noted above, there is typically a short-term increase in municipal and commercial deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunities or funds management programs. Deposit growth from September 30, 2003 to September 30, 2004 totaled $32.2 million (6.0%) and such growth trends appear to be continuing. The Corporation's banking subsidiary continues to remain competitive in the current economic climate, offering rates that are competitive in the market place. Management believes that the Corporation's strength lies in its reputation and business practices, which have instilled confidence among its long-term customers, and convenience through its thirty-two locations and seven day a week bank to attract new customers.

In the nine months ended September 30, 2004 borrowings of the Corporation have decreased $238,400. As stated above, with the reduction in the Corporation's banking subsidiary investment portfolio, its average level of borrowings during the third quarter was temporarily reduced. With the replacement of the investment portfolio assets, management expects to increase its borrowings. The Corporation's banking subsidiary adjusts its level of daily borrowings or short term daily investments depending on its needs each day through the subsidiary's federal funds facility with its correspondent bank.

LIQUIDITY


The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity position by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.


The Corporation continues to offer deposit products that management believes are competitive and will encourage depositors to retain their funds in the Corporation's banking subsidiary. Management believes that its efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. In the event the Corporation's primary source of liquidity, the core deposits of its banking subsidiary, is insufficient to meet liquidity needs, the banking subsidiary has available to meet demand at September 30, 2004 a $38.0 million federal funds purchased facility as well as $55.9 million available in reverse repurchase agreements through its correspondent bank relationship.

CAPITAL EXPENDITURES

There are no major projects currently planned for the remainder of 2004, however, if a project is identified or an upgrade becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure.


The Corporation's equity increased $4.5 million (5.2%) during the first three quarters of 2004. Both the Corporation and its banking subsidiary remain profitable, as discussed further below.


Like many financial institutions located in Wisconsin, the Corporation's banking subsidiary transferred investment securities to a Nevada investment subsidiary, which holds and manages those assets. The investment subsidiary has not filed returns with or paid income or franchise taxes to the State of Wisconsin. The Wisconsin Department of Revenue (the Department) recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located in Nevada. The Department has generally indicated that it will assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks. The Department completed such an audit at the banking subsidiary. On August 10, 2004 the banking subsidiary entered into a confidential settlement with the Department with respect to its Nevada investment subsidiary; no other issues were raised by the audit.


The settlement resulted in an immaterial payment of taxes and interest for the years under audit. The settlement will limit the tax benefit we may realize from our Nevada investment subsidiary going forward; however, the effect on our after-tax profitability will be nominal. We project that for 2004 the additional Wisconsin taxes resulting from the settlement will reduce our after tax earnings by less than $.02 per share.


A federal income tax audit of the Corporation and its subsidiaries has resulted in proposed adjustments for the years ended December 31, 1999 - 2002 totaling $431,000 plus interest of $82,000 through May 21, 2004. The Corporation does not agree with the proposed adjustment and has filed a protest with the Internal Revenue Service appeals office. Management believes the Corporation has adequately provided for this item in its tax provision.

RESULTS OF OPERATIONS

                 Three Months Ended September 30, 2004 and 2003

The Corporation remains profitable, with net income increasing $17,700 (0.8%) during the third quarter of 2004 compared to the third quarter of 2003. Revenue trends continue to be strong and management is optimistic as to continued favorable operating results. During the third quarter of 2004, loan growth has been sufficient to offset the decline in net interest margin, as well as revenue generated from the sale of residential mortgage loans in the secondary market. Continued loan demand and the resulting growth in the subsidiary bank's loan portfolio directly offsets margin compression and ensures future earnings growth. Interest income and fees on loans increased $546,700 (8.1%) during the third quarter of 2004. The average yield on loans for the third quarter of 2004 of 5.74% represents a slight increase over the yield of 5.73% for the second quarter of 2004. Although some improvement has been noted, yields for the current quarter are well below the average yield of 6.12% noted during the third quarter of 2003. Management believes this early trend indicates that the three-year decline in loan portfolio yields has come to an end. The banking subsidiary's net interest margin continues to be strong when compared to other banks in its peer group.


Investment security interest income increased $53,200 (3.9%) during the third quarter of 2004 compared to the third quarter of 2003. The average yield derived from all investments decreased 52 basis points during the third quarter of 2004 as compared to the same period of 2003. The decline in interest rates for the portfolio has been offset through increased average loan volume. Minimal portfolio growth was experienced as a result of a temporary significant reduction in outstanding investments during the month of September 2004. These assets were replaced during the month of October 2004. The current tax equivalent yield of the portfolio of 4.12% during the quarter is down significantly from the tax equivalent yield one year ago of 4.64%.


The liquidity of the banking subsidiary's investment portfolio is considered by management to be excellent. The banking subsidiary is in a position to take advantage of any increase in interest rates. Approximately $27.3 million of the banking subsidiary's investment portfolio is scheduled to mature during the next twelve months.

Interest expense paid on deposits decreased $25,100 (2.1%) for the three months ended September 30, 2004 compared to the same period in 2003. Rates are at historical lows. The Corporation's banking subsidiary pays competitive rates, yielding an average 1.14% on all interest bearing funds for the three months ending September 30, 2004 as compared to 1.21% for the same period in 2003.


Non-interest income has decreased $455,800 (22.5%) during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, primarily due to the decrease in revenue generated from the sale of residential mortgage loans in the secondary market.

A summary of the change in income for the quarters ended September 30, 2004 and 2003 appears below:

Three Months Ended                     September 30,  September 30,     2004
                                          2004           2003        Over(Under)
                                        (Unaudited)    (Unaudited)      2003
                                        ----------     ----------    ----------
Revenue and Expenses: (000's)
 Interest Income                          $8,731         $8,202        $  529
 Less: Interest Expense                    1,251          1,201            50
                                        ----------     ----------    ----------
 Net Interest Income                       7,480          7,001           479
Less: Provision for Loan Losses              105            105            --
      Non Interest Expense Net of
      Non Interest Income                  4,171          3,889           282
                                        ----------     ----------    ----------
Income Before Income Taxes                 3,204          3,007           197
Tax Provision                              1,032            853           179
                                        ----------     ----------    ----------
                      NET INCOME          $2,172         $2,154        $   18
                                        ==========     ==========    ==========

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net income for the first nine months of 2004 decreased $1.0 million (14.6%) compared to the first nine months of 2003. The decrease is primarily attributed to two factors: Decline in the net interest margin and a decrease in the extraordinary level of revenue generated from the sale of residential mortgage loans in the secondary market for the year 2003.

During the first nine months of 2004, interest income and fees on loans increased $164,500 (0.8%) compared to the same period in 2003. Although average yield on the banking subsidiary's loan portfolio has declined compared to 2003, the growth in the portfolio as discussed above has offset the lower yields noted. The average yield on loans for the first three quarters of 2004 was 5.76% as compared to 6.38% for the same period of 2003.


Interest income on investment securities has decreased $388,300 (8.6%) during the first nine months of 2004 compared to the same period in 2003. As discussed above, yields have been significantly lower during the first three quarters of 2004 than for the comparable period during 2003. Management continues to replace maturing securities with securities that have relatively short maturities and high quality. Management is maintaining a high level of liquidity so that the banking subsidiary can take advantage of the anticipated rising rate environment.


Interest expense on deposits has also been affected by lower interest rates, decreasing $426,300 (11.0%) during the first nine months of 2004 compared to the first nine months of 2003. The average yield on deposits decreased almost 19 basis points during the twelve month period ended September 30, 2004. Management has reduced the overall yield paid on deposits as yields on deposits have declined throughout the financial sector of the economy. Deposits increased during the past twelve months, tending to be short term in nature also reflecting our depositors' efforts to remain liquid so as to take advantage of potential rising interest rates.


Interest expense related to short term borrowings increased $139,000 during the first three quarters ending September 30, 2004 as compared to the same period in 2003. This increase reflects interest expense necessary to support the banking subsidiary's growth in its loan portfolio. The net interest margin between its yield on loans and the average cost to fund its loan growth has been favorable.


Other non-interest income decreased $1.3 million (21.4%) during the first nine months of 2004 compared to the same period in 2003. The decrease is principally associated with the substantial decrease in the gain on sale of residential mortgage loans in the secondary market. As discussed above, historically low interest rates provided the banking subsidiary with a short term opportunity during the first seven months of 2003, resulting in the very heavy demand for fixed rate residential mortgages. The Corporation's effective income tax provision for the nine months ended September 30, 2004 was 29.9% compared to 29.1% for the nine months ended September 30, 2003. The increase in the tax rate was due primarily to litigation settlements discussed above.

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


The risk-based capital ratio for the Corporation at September 30, 2004 was 20.12% and its leverage ratio was 13.41%.


ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.


ITEM 4.

CONTROLS AND PROCEDURES

Based on his evaluation of the Corporation's disclosure controls and procedures as of September 30, 2004, the Corporation's President, Chief Executive Officer and Treasurer has determined that the disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation is recorded, processed, summarized and reported by the filing date of this report, and that information required to be disclosed in the report is communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------

           During the quarter ended September 30, 2004, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6     Exhibits
             31  Rule 13a - 14(a) Certification

             32  Section 1350 Certification

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION
                                  (registrant)



DATE:  November 11, 2004                     /s/Henry Karbiner,Jr.
       -------------------------             ----------------------------------
                                             Henry Karbiner, Jr., President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



DATE:  November 11, 2004                     /s/Thomas W. Vierthaler
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