Form 10-K
period 2004-12-31
TRI CITY BANKSHARES CORP
filed 2005-03-31
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2004

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

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

                          $1.00 Par Value Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes[ X ]  No[   ]

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

As of June 30, 2004, the aggregate market value of the shares held by non-affiliates was approximately $69,336,000. As of March 25, 2005, 8,468,534 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                      Incorporated in

Annual report to shareholders for
 fiscal year ended December 31, 2004                          Parts II and IV
Proxy statement for annual meeting
 of shareholders to be held on June 8, 2005                      Part III

Form 10-K Table of Contents

-------------------------------------------------------------------------------
PART I                                                                PAGE #

Item 1        Business                                                   3
Item 2        Properties                                                 9
Item 3        Legal Proceedings                                          9
Item 4        Submission of Matters to a
                Vote of Security Holders                                 9

PART II

Item 5        Market for the Registrant's Common
                Equity, Related Stockholder Matters
                and Issuer Purchases of Equity Securitites              10
Item 6        Selected Financial Data                                   10
Item 7        Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10
Item 7A       Quantitative and Qualitative Disclosures
                About Market Risk                                       10
Item 8        Consolidated Financial Statements and
                Supplementary Data                                      10
Item 9        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                  10
Item 9A       Controls and Procedures                                   10

PART III

Item 10       Directors and Executive Officers of the Registrant        11
Item 11       Executive Compensation                                    11
Item 12       Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters          11
Item 13       Certain Relationships and Related Transactions            11
Item 14       Principal Accountant Fees and Services                    11

PART IV

Item 15       Exhibits and Financial Statement Schedules                12
              Signatures                                                16

                                     PART I

Item 1.  BUSINESS.

THE REGISTRANT

     Tri City Bankshares Corporation (the "Registrant"), a Wisconsin corporation, was formed November 20, 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the "Bank"). The Bank is a wholly owned subsidiary of the Registrant.

     As of December 31, 2004, the Registrant had total assets of $696.6 million and total stockholders' equity of $92.5 million.

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

     The Bank provides a full range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial, installment, real estate and mortgage loans. The Bank offers automated teller machine ("ATM") cards. In addition, the Bank maintains an investment portfolio consisting primarily of U.S. agency and state and political subdivision securities.

     As is the case with banking institutions generally, the Bank derives its revenues from interest on the loan and investment portfolios and fee income related to loans and deposits. Income derived from the sale of alternative investment products provides additional fee income. The source of funds for the lending activities are deposits, repayment of loans, maturity of investment securities and short-term borrowing through a correspondent banking relationship and the Federal Reserve Bank of Chicago. Principal expenses are the interest paid on deposits and borrowings, and operating and general administrative expenses.

LENDING ACTIVITIES

     The Bank offers a range of lending services including secured and unsecured consumer, commercial, installment, real estate and mortgage loans to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2004 were $471.2 million, or approximately 68% of total assets. Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

     The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer, officer loan committee and board of directors lending authority. All loans to directors and executive officers are approved by the Board of Directors. The loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. The lending strategy is the development of a high quality loan portfolio.

     The Bank's real estate loans are collateralized by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units. The Bank's residential real estate loans generally are repayable in monthly installments based on up to a thirty-year amortization schedule.

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

     The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes payable on an installment basis. The loans are generally for terms of five years or less and are collateralized by liens on various personal assets of the borrower.

DEPOSIT ACTIVITIES

     Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 85.0% of the Bank's total deposits at December 31, 2004. Approximately 15.0% of the Bank's deposits at December 31, 2004 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Deposits of $100,000 and over made up approximately 38.9% of the Bank's total deposits at December 31, 2004. The majority of the deposits of the Bank are generated from Milwaukee, Ozaukee, Racine and Waukesha Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management" and Note 8 of Notes to Consolidated Financial Statements, incorporated by reference in Item 8 below.

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

SUPERVISION AND REGULATION

     As a registered bank holding company, the Registrant is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Bank is subject to regulation and examination by the OCC and the FDIC.

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

     Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of stockholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Registrant of any specific minimum Tier 1 capital leverage ratio applicable to it.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2004, the most recent notification from the Federal Reserve Board, the Registrant was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Registrant's category. As of December 31, 2004, the Registrant had a total risk-based capital ratio of 19.91% a Tier I risk-based capital ratio of 18.77% and a leverage ratio of 13.61%. The Registrant and the Bank were deemed well capitalized as of December 31, 2004 and 2003.

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

     In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA PATRIOT Act mandates or requires financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

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

COMPETITION

     The Bank's service area includes portions of Milwaukee, Ozaukee, Racine and Waukesha Counties. In Milwaukee County, the Bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. Ozaukee County, with a population of approximately 84,800 residents, has twelve banks with thirty-one offices and four savings banks with nine offices. Racine County, with a population of approximately 192,300 residents has twelve banks with fifty-eight offices and five savings banks with eleven offices. Waukesha County, with a population of approximately 374,100 residents, has twenty-five banks with one hundred twenty-six offices and eleven savings banks with thirty-six offices. In addition to banks and savings banks, significant competition comes from credit unions, security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.

EMPLOYEES

     As of December 31, 2004, the Registrant employed 273 full-time employees and 98 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Statistical information relating to the Registrant and its subsidiaries on a consolidated basis, as required by Guide 3 of the Securities and Exchange Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports, is set forth as follows:

(1) Average Balances and Interest Rates for each of the last three fiscal years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(2) Interest Income and Expense Volume and Rate Change for each of the last two years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to  Registrant's  2004 Annual  Report to  Stockholders  under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(3) Investment Securities Portfolio Maturity Distribution at December 31, 2004 is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(4) Investment Securities Portfolio for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(5)  Loan Portfolio  Composition  for each of the last five years is included in
     Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(6) Summary of Loan Loss Experience for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and
     Results of Operations, incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(7) Average Daily Balance of Deposits and Average Rate Paid on Deposits for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     The following additional tables set forth certain statistical information relating to the Registrant and its subsidiaries on a consolidated basis.

                                 LOAN PORTFOLIO



The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to interest or principal payments, for which interest continues to be accrued.


                             (Dollars in Thousands)
                                  December 31,

                                  2004      2003      2002      2001      2000
                                  ----      ----      ----      ----      ----
Nonaccrual loans                $   275   $   181   $   337   $   128   $   214
Loans past due 90 days
  or more                         1,688     1,280     2,361     2,511     1,669
                                -------   -------   -------   -------   -------
  Total nonperforming loans     $ 1,963   $ 1,461   $ 2,698   $ 2,639   $ 1,883
                                =======   =======   =======   =======   =======

Ratio of nonaccrual loans to
  total loans                      0.06%     0.04%     0.08%     0.03%     0.06%
Ratio of nonperforming loans
  to total loans                   0.42%     0.35%     0.68%     0.71%     0.52%

Interest income of $8,087 was recognized during 2004 on loans that were accounted for on a nonaccrual basis. An additional $4,416 of interest income would have been recorded in 2004 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 2004 or 2003 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

             RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:


                                              Year Ended December 31,


                                              2004     2003      2002

Percentage of net income to:
   Average stockholders equity                9.49%   10.56%    9.02%
   Average total assets                       1.26%    1.41%    1.14%
Percentage of dividends declared per
   common share to net income per
   common share                              69.27%   59.65%   66.56%
Percentage of average stockholders'
   equity to daily average total assets      13.29%   13.30%   12.66%

SHORT-TERM BORROWINGS
(Dollars in Thousands)


Information relating to short-term borrowings follows:

                                         Federal Funds Purchased
                                           And Securities Sold        Other
                                           Under Agreements         Short-Term
                                             to Repurchase          Borrowings

Balance at December 31:
2004                                           $ 9,486               $ 2,748
2003                                           $ 9,014               $ 1,534
2002                                           $ 1,500               $ 6,000
Weighted average interest rate at year end:
2004                                              2.36%                 1.02%
2003                                              1.20%                 0.78%
2002                                              0.41%                 1.06%
Maximum amount outstanding at any month's end
2004                                           $25,665               $ 2,748
2003                                           $ 9,014               $ 4,636
2002                                           $17,178               $ 6,000
Average amount outstanding during the year:
2004                                           $13,793               $ 1,415
2003                                           $ 1,682               $ 1,753
2002                                           $ 4,140               $ 1,959
Average interest rate during the year:
2004                                              1.43%                 1.14%
2003                                              1.16%                 0.94%
2002                                              1.24%                 1.41%



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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted during the fourth quarter of 2004 to a vote of security holders.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          ----------------------------------------------------------------------
          ISSUER PURCHASES OF EQUITY SECURITTIES
          --------------------------------------

The information required by Item 5 is incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
29).

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

The information required by Item 6 is incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 28).

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATION
          --------------------

The information required by Item 7 is incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 27).

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The information required by Item 7A is incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 22 to 25).

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          --------------------------------------------------------

The information required by Item 8 is incorporated herein by reference to Registrant's 2004 Annual Report to Stockholders (Pages 32 to 57).

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Effective August 13, 2003, the Registrant dismissed its independent accounting firm, Ernst & Young LLP ("Ernst & Young"), and hired the firm of Virchow, Krause & Company, LLP ("Virchow Krause"). The change was made based upon the recommendation of the Audit Committee of the Board of Directors, after soliciting bids from Ernst & Young, Virchow Krause and other accounting firms. The reports of Ernst & Young for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure with Ernst & Young during the year ended December 31, 2002.

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

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 8, 2005 ("The 2005 Proxy Statement") under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".


Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the 2005 Proxy Statement under the caption entitled "Executive Compensation".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

The information required by Item 12 is incorporated herein by reference to the 2005 Proxy Statement under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to the 2005 Proxy Statement under the caption entitled "Loans and Other Transactions with Management".

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

The information required by Item 14 is incorporated herein by reference to the 2005 Proxy Statement under the caption entitled "Principal Accountant Fees and Services."

                                     PART IV



Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
           -------------------------------------------

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

                  Exhibit  3.2 - By-Laws (incorporated herein by reference to
                                 Exhibit 3.2 to Registrant's Annual Report on
                                 Form 10-K for the year ended December 31, 2000)

                  Exhibit 10.1* Tri City Bankshares Corporation 2003 Stock Purchase Plan, incorporated herein by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-8 (Reg. No. 333-111617) filed on December 30, 2003.

                  Exhibit 10.2* Summary of compensation arrangements with certain persons

                  Exhibit 10.3*  Summary of Bonus Plan

                  Exhibit 10.4*  Summary of director compensation

                  Exhibit 10.5* Description of consulting arrangements between Registrant and Mr. William J. Werry

                  Exhibit 13 -   Annual Report to Stockholders for the year
                                 ended December 31, 2004.

                                 With the exception of the information
                                 incorporated by reference into Items 5, 6, 7, 7A, and 8 of this Form 10-K, the 2004 Annual Report to Stockholders is not deemed filed as part of this report.

                  Exhibit 21 -   Subsidiaries of Registrant.

                  Exhibit 23.1 - Consent of Virchow, Krause & Company, LLP

                  Exhibit 23.2 - Consent of Ernst & Young LLP

                  Exhibit 31 - Rule 13a -14(a) or 15d-14(a) Under
                                         the Securities and Exchange Act of
                                         1934, as amended, Certification

                  Exhibit 32 - 18 U.S.C. Section 1350 Certification

                  Exhibit 99.1 - Cautionary Statements

*A Management contract or compensation plan or arrangement

                                     PART IV


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 15(a)(1), (2) and (3)

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL

                               STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          Year Ended December 31, 2004

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

                         FORM 10-K-ITEM 15(a)(1) and (2)

                         TRI CITY BANKSHARES CORPORATION

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and reports of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2004, are incorporated by reference in Item 8:

        Consolidated balance sheets-December 31, 2004 and 2003

        Consolidated statements of income-Years ended December 31, 2004, 2003 and 2002

        Consolidated statements of stockholders' equity-Years ended December 31, 2004, 2003 and 2002.

        Consolidated statements of cash flows-Years ended December 31, 2004, 2003 and 2002

        Notes to consolidated financial statements-Years ended December 31, 2004, 2003 and 2002

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

TRI CITY BANKSHARES CORPORATION

BY:   /s/Henry Karbiner, Jr.
      ------------------------------
      Henry Karbiner, Jr., President

      Date:March 28, 2005
           --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Name                               Capacity                           Date


 /s/ Henry Karbiner, Jr.                                                3/28/05
 -----------------------                                                -------
 Henry Karbiner, Jr.            Chairman of the Board and
                                Chief Executive Officer
                                (Principal Executive and
                                Financial Officer)



 /s/ Ronald K. Puetz                                                    3/28/05
 -------------------                                                    -------
 Ronald K. Puetz                Executive Vice-President
                                and Director



 /s/ Scott A. Wilson                                                    3/28/05
 -------------------                                                    -------
 Scott A. Wilson                Senior Vice President and
                                Secretary and Director



 /s/ Robert W. Orth                                                     3/28/05
 ------------------                                                     -------
 Robert W. Orth                 Senior Vice-President and
                                Director


 /s/ Thomas W. Vierthaler                                               3/28/05
 ------------------------                                               -------
 Thomas W. Vierthaler           Vice President and Comptroller
                                (Principal Accounting Officer)


 /s/ Frank J. Bauer             Director                                3/28/05
 -------------------                                                   --------
 Frank J. Bauer


 /s/ William Beres              Director                                3/28/05
 -----------------                                                      -------
 William Beres


 /s/ Sanford Fedderly           Director                                3/28/05
 --------------------                                                   -------
 Sanford Fedderly

 /s/ Scott D. Gerardin          Director                                3/28/05
 ---------------------                                                  -------
 Scott D. Gerardin


 ______________                 Director                                 ______
 William Gravitter


 /s/ Christ Krantz              Director                                3/28/05
 -----------------                                                      -------
 Christ Krantz


 /s/Agatha T. Ulrich            Director                                3/28/05
 -------------------                                                    -------
 Agatha T. Ulrich


 _______________                Director                                _______
 David A. Ulrich, Jr.


 /s/William J. Werry            Director                                3/28/05
 -------------------                                                    -------
 William J. Werry