Form 10-Q
period 2005-03-31
TRI CITY BANKSHARES CORP
filed 2005-05-13
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

       Wisconsin                                       39-1158740
---------------------------                 ------------------------------
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

The number of shares outstanding of $1.00 par value common stock, as of April 30, 2005: 8,517,100 shares.

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                         Page #
Item 1   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of
            March 31, 2005 and December 31, 2004                            3

            Condensed Consolidated Statements of Income
            for the Three Months ended March 31, 2005
            and 2004                                                        4

            Condensed Consolidated Statements of Cash Flows
            For the Three Months ended March 31, 2005
            and 2004                                                        5

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                      6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                         8

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk                                                 15

Item 4   Controls and Procedures                                           15



PART II - OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       17

Item 6                                                                     17

Signatures                                                                 18

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31      December 31
                                                        2005           2004
                                                        ----           ----

Assets

Cash and due from banks                             $ 22,948,299   $ 35,425,012
Federal funds sold                                     3,709,097              -
                                                    ------------   ------------
   Cash and cash equivalents
Investment securities held to maturity
   (fair value of
     $156,694,165 - 2005 and
     $159,585,976 - 2004)                            158,300,225    159,451,575
Loans, less allowance for loan losses of
     $5,632,051 - 2005 and
     $5,641,593 - 2004                               471,256,165    465,603,614
Premises and equipment                                20,741,481     20,541,600
Cash surrender value of life insurance                10,460,418     10,361,935
Mortgage servicing rights                                955,842        957,565
Accrued interest receivable and other assets           4,766,388      4,276,731
                                                    ------------   ------------
     TOTAL ASSETS                                   $693,137,915   $696,618,032
                                                    ============   ============

Liabilities and Stockholders' Equity

Deposits
     Demand                                         $153,527,596   $161,574,101
     Savings and NOW                                 318,889,727    340,020,788
     Other time                                       92,407,790     88,810,037
                                                    ------------   ------------
         Total Deposits                              564,825,113    590,404,926
Federal funds purchased and securities sold
     under repurchase agreements                      29,589,461      9,485,945
Other borrowings                                       1,921,131      2,748,441
Accrued interest payable and other liabilities         2,272,589      1,430,182
                                                    ------------   ------------
     Total liabilities                               598,608,294    604,069,494
                                                    ------------   ------------
Stockholders' equity:
     Common stock, $1 par value:
         15,000,000 shares authorized,
         Issued and outstanding:
              2005 - 8,468,525 shares;
              2004 - 8,413,621 shares                  8,468,525      8,413,621
Additional paid in capital                            18,523,586     17,507,720
Retained earnings                                     67,537,510     66,627,197
                                                    ------------   ------------
Total stockholders' equity                            94,529,621     92,548,538
                                                    ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $693,137,915   $696,618,032
                                                    ============   ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                         2005         2004
                                                         ----         ----
Interest income
   Interest and fees on loans                         $7,735,908   $6,701,572
   Interest on investment securities:
      Taxable                                            910,581      668,089
      Tax Exempt                                         483,947      703,744
   Interest on federal funds sold                          1,341          385
                                                      ----------   ----------
Total interest income                                  9,131,777    8,073,790
                                                      ----------   ----------
Interest expense
   Deposits                                            1,367,771    1,130,388
   Other borrowings                                      185,178       56,522
                                                      ----------   ----------
      Total interest expense                           1,552,949    1,186,910
                                                      ----------   ----------
     NET INTEREST INCOME                               7,578,828    6,886,880
         Provision for loan losses                             -      105,000
                                                      ----------   ----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                   7,578,828    6,781,880
                                                      ----------   ----------
NON-INTEREST INCOME
     Service charges and fees                          1,167,529    1,264,098
     Loan related fees and mortgage banking
revenue                                                    9,006       39,525
     Increase in cash surrender value of life
insurance                                                 98,483       90,484
     Other income                                        839,957      180,615
                                                      ----------   ----------
         Total non-interest income                     2,114,975    1,574,722
                                                      ----------   ----------
NON-INTEREST EXPENSES
     Salaries and employee benefits                    3,402,682    3,426,066
     Net occupancy costs                                 547,065      524,505
     Furniture and equipment expenses                    400,296      374,285
     Computer services                                   438,081      424,328
     Advertising and promotional                         276,727      172,119
     Regulatory agency assessments                        60,407       57,815
     Office supplies                                     119,379      126,378
     Other expenses                                      644,200      649,370
                                                      ----------   ----------
         Total non-interest expense                    5,888,837    5,754,866
                                                      ----------   ----------
Income before income taxes                             3,804,966    2,601,736
     Provision for income taxes                        1,254,000      700,000
                                                      ----------   ----------
         NET INCOME                                   $2,550,966   $1,901,736
                                                      ==========   ==========
Basic earnings per share                              $     0.30   $     0.23
Weighted average shares outstanding                    8,455,462    8,268,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                         2005           2004
                                                         ----           ----
OPERATING ACTIVITIES
Net income                                          $  2,550,966   $  1,901,736
Adjustments to reconcile net income
  to net cash flows from operating
  activities
     Depreciation                                        542,766        539,724
     Amortization of premiums and accretion of
       discounts on investment securities - net           29,593        119,423
     Gain on sale of loans                               (60,357)      (130,363)
     Provision for loan losses                                 -        105,000
     Proceeds from sales of loans held for sale        6,617,054     12,595,205
     Originations of loans held for sale              (6,556,697)   (12,464,842)
     Increase in cash surrender value of life
       insurance                                         (98,483)       (90,484)
     Net change in accrued interest receivable
       and other assets                                 (487,934)      (471,408)
     Net change in accrued interest payable and
       other liabilities                                 842,408        (48,096)
                                                    ------------   ------------
  Net cash flows from operating activities             3,379,316      2,055,895
                                                    ------------   ------------
INVESTING ACTIVITIES
Maturities, prepayments, and calls in held to
  maturity securities                                  3,644,927     29,030,526
Purchases of held to maturity securities              (2,523,170)   (14,873,000)
Net increase in loans                                 (5,652,551)   (17,039,795)
Purchases of premises and equipment - net               (742,647)      (227,995)
                                                    ------------   ------------
  Net cash flows from investing activities            (5,273,441)    (3,110,264)
                                                    ------------   ------------
FINANCING ACTIVITIES
Net decrease in deposits                             (25,579,813)   (10,064,698)
Net change in federal funds purchased
  and securities sold under repurchase
  agreements                                          20,103,516     (3,258,353)
Net change in other borrowings                          (827,310)      (765,409)
Dividends paid                                        (1,640,654)    (1,439,123)
Common stock issued - net                              1,070,770      1,167,353
                                                    ------------   ------------
Net cash flows from operating activities              (6,873,491)   (14,360,230)
                                                    ------------   ------------
Net change in cash and cash equivalents               (8,767,616)   (15,414,599)
Cash and cash equivalents at the beginning of year    35,425,012     40,849,479
                                                    ------------   ------------
Cash and cash equivalents at the end of period      $ 26,657,396   $ 25,434,880
                                                    ============   ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2004. The December 31, 2004 financial information included herein is derived from the December 31, 2004 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of March 31, 2005 and the results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first three months of 2005 are not necessarily indicative of the results which may be expected for the entire 2005 fiscal year.

(B) Recent Accounting Developments

     On December 15, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement no. 123, "Accounting for Stock Issued to Employees." SFAS 123R is effective for the Corporation's three month reporting period ending March 31, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Corporation has not adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial statements.

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

     Forward-looking statements are subject to significant risks and uncertainties and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Exhibit
99.1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, which exhibit is incorporated herein by reference.

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

CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require us to use our judgment. Three of the more significant policies are:

     o Establishing the amount of the provision and allowance for loan losses. We evaluate our loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are five components: (1) An historic review of losses and allowance coverage based on peak and average loss volume; (2) A review of portfolio trends in volume and composition with attention to possible concentrations; (3) A review of delinquency trends and loan performance compared to our peer group; (4) A review of local and national economic conditions; and (5) A quality analysis review of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above normal supervision. If we misjudge the adequacy of the allowance and experience additional losses, a charge to earnings may result.

     o Establishing the value of mortgage servicing rights. Mortgage servicing rights ("MSRs") are established on loans (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments and tax escrows. Generally accepted accounting principles require that we recognize as income the estimated fair market value of the asset when originated, even though management does not intend to sell these rights. The estimated value of MSRs is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned, MSRs are amortized. Net servicing revenues and newly originated MSRs generally exceed this amortization expense. However, if actual prepayment experience is greater than anticipated and new loan volume declines, net servicing revenues may be less than expected and a charge to earnings may result.

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

FINANCIAL CONDITION

     The Corporation's total assets have decreased $3.5 million (0.5%) during the first quarter of 2005. Cash and cash equivalents decreased $8.8 million (24.7%) during that period, associated with activity normally seen during the first quarter. Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which return to normal levels by the end of the first quarter.

     Investment securities decreased $1.2 million (0.7%) during the first quarter of 2005. During the first quarter, approximately $4.2 million of the banking subsidiary's investment portfolio was redeemed through normal maturities or scheduled calls. Management continues to replace these investments by seeking investments with maturities of three to five years while maintaining quality. Management continues to follow its practice of holding to maturity its investment portfolio.

     Net loans increased $5.7 million (1.2%) during the first quarter of 2005. Commercial loan growth was good in 2004 with total loans increasing $59.0 million or 14.3% from year-end 2003 to 2004. Loan growth slowed however, in the last two quarters of 2004, and continued to slow during the first quarter of 2005. Management remains optimistic that the pace of growth of the loan portfolio will increase despite significant pressure from increased rates and the competitive market.

     The allowance for loan losses decreased $9,500 (0.2%) to $5.6 million during the first three months of 2005. The continued high quality of the assets in the banking subsidiary's commercial, real estate and installment loan portfolios have resulted in no additions to the loan loss allowance for the first quarter. The nominal decrease represents the net difference of charge-offs versus loan recoveries since December 31, 2004.

     The allowance reflects management's best estimate of probable and estimatable losses in the current loan portfolio that may occur in the ordinary course of business, taking into consideration past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance and other relevant factors. Management continues to monitor the quality of new loans that the Corporation originates each year as well as review existing loan performance.

     Deposits at the Corporation decreased $25.6 million (4.3%) during the first quarter of 2005. As noted above, there is typically a short-term increase in municipal and commercial deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or funds management programs.

     Total borrowings of the Corporation increased $19.3 million (157.6%) during the first three months of 2005. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the banking subsidiary's federal funds facility through its primary correspondent bank.

     The Corporation's equity increased $2.0 million (2.1%) during the first quarter of 2005. The Corporation received proceeds of $1.1 million from the sale of common stock primarily through the Dividend Reinvestment Plan offered to shareholders and paid $1.6 million in dividends.


LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $45.0 million in federal funds purchased, and an additional $37.3 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.

CAPITAL EXPENDITURES

     The banking subsidiary is currently upgrading 200 employee PC workstations at a cost of $0.8 million. In addition, the Office of the Comptroller of the Currency approved three new branch applications of the banking subsidiary during the first quarter of 2005. These locations are all in-store branches in new Pick'n Save grocery stores in the Milwaukee area scheduled to open during the year.

     There are no other major projects currently in place for 2005, however, if a project is identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure.

RESULTS OF OPERATIONS

     The Corporation's net income increased $649,200 (34.1%) during the first quarter of 2005 compared to the same period in 2004. Net interest income increased $692,000 (10%) to $7.6 million for the first quarter of 2005 compared to $6.9 million for the first quarter last year as described below. The net interest margin was further improved by $105,000 resulting from a decrease in the provision for loan losses during the first quarter of 2005 as compared to the comparable period in 2004.

     Total interest income and fees on loans increased $1.1 million (13.1%) in the first three months of 2005 compared to the first three months of 2004. Year-to-date 2005 loan yields are up slightly to 5.84% from 5.81% in 2004. In addition, the Board of Governors of the Federal Reserve increased the prime rate by an additional 25 basis points on March 22, 2005 to 5.75%. However, portfolio growth of $47.3 million over the comparable period last year is the primary reason for the increase in interest earnings.

     Investment security interest income increased $22,700 (1.7%) during the first quarter of 2005 compared to the first quarter of 2004. The average tax equivalent year-to-date yield derived from all investments increased modestly by 5 basis points during the first quarter of 2005 compared to the first quarter of 2004.

     Approximately $33.4 million in investment securities are scheduled to mature during the next nine months. In addition, approximately $91.5 million of other securities are subject to calls during the same period. Such calls are unlikely, however, given the current rising rate environment.

     Interest expense increased $366,000 (30.8%) during the first quarter of 2005 compared to the first quarter of 2004. An increase in the year-to-date yield of 25 basis points (from 1.16% to 1.41%) accounted for $274,000 of this variance. The remaining $92,000 variance resulted from the increase in volume of average interest bearing deposits and average borrowed funds of $32 million during the first quarter of 2005 as compared to the first quarter of 2004.

     Non-interest income increased $540,000 (34.3%) during the first quarter of 2005 compared to the same period of 2004. Non-interest income increased primarily due to a $677,000 gain from the sale of the Corporation's interest in Pulse, Inc., upon a switch in the Corporation's ATM network provider.

     A summary of the change in income for the quarters ended March 31, 2005 and 2004 appears below:

Three Months Ended                     March 31,      March 31,        2005
                                          2005           2004       Over(Under)
                                      (UNAUDITED)    (UNAUDITED)       2004
                                      -----------    -----------    -----------
Revenue and Expenses: (000's)
  Interest Income                       $ 9,132        $ 8,074        $ 1,058
  Less: Interest Expense                  1,553          1,187            366
                                        -------        -------        -------
       Net Interest Income                7,579          6,887            692
Less: Provision for loan losses               0            105           (105)
                                        -------        -------        -------
       Net interest income after
        provision for loan losses         7,579          6,782            797
Non-interest Income                       2,115          1,575            540
Non-interest Expenses                     5,889          5,755            134
                                        -------        -------        -------
       Income from Operations             3,805          2,602          1,203
Tax Provision                             1,254            700            554
                                        -------        -------        -------
       NET INCOME                       $ 2,551        $ 1,902        $   649
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

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 20.29% and its leverage ratio is 13.70% as of March 31, 2005.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2005, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6    EXHIBITS

                10.1  Summary of Compensation Arrangements with Mr. Gerardin

                31    Rule 13a-14(a) Certification

                32    Section 1350 Certification

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION

DATE: May 13, 2005                     /s/Henry Karbiner ,Jr.
     ---------------------             ---------------------------------------
                                       Henry Karbiner, Jr.
                                       President, Chief Executive Officer and
                                       Treasurer (Principal Executive Officer)


DATE: May 13, 2005                     /s/Thomas W. Vierthaler
     ---------------------             --------------------------------------
                                       Thomas W. Vierthaler
                                       Vice President and Comptroller
                                       (Chief Accounting Officer)