Form 10-Q
period 2005-06-30
TRI CITY BANKSHARES CORP
filed 2005-08-12
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                    39-1158740
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                    ----------------------------------------
                    (Address of principal executive offices)

                                      53154
                                   ----------
                                   (Zip Code)

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

YES ___  NO _X_
             -

The number of shares outstanding of $1.00 par value common stock, as of July 31, 2005: 8,566,273 shares.

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                  Page #
Item 1     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              June 30, 2005 and December 31, 2004                    3

              Condensed Consolidated Statements of Income
              for the Three Months ended June 30, 2005
              and 2004                                               4

              Condensed Consolidated Statements of Income
              for the Six Months ended June 30, 2005
              and 2004                                               5

              Condensed Consolidated Statements of Cash Flows
              For the Six Months ended June 30, 2005
              and 2004                                               6

              Notes to Unaudited Condensed Consolidated Financial
              Statements                                             7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations             9

Item 3     Quantitative and Qualitative Disclosures
           About Market Risk                                        18

Item 4     Contro1s and Procedures                                  18

PART II - OTHER INFORMATION

Item 2     Unregistered Sales of Equity Securities
           And Use of Proceeds                                      19

Item 4     Submission of Matters to a Vote of Security Holders      19

Item 6     Exhibits                                                 22

           Signatures                                               23

ITEM 1

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,        December 31,
                                                     2005             2004
                                                     ----             ----
Assets

Cash and due from banks
  (cash and cash equivalen                      $ 26,861,425     $ 35,425,012
Investment securities held to
  maturity (fair value of
     $142,983,155 - 2005 and
     $159,585,976 - 2004)                        143,692,373      159,451,575
Loans less allowance for loan losses of
     $5,585,347 - 2005 and
     $5,641,593 - 2004                           491,005,038      465,603,614
Premises and equipment                            20,616,882       20,541,600
Cash surrender value of life insurance            10,558,119       10,361,935
Mortgage servicing rights                            940,966          957,565
Accrued interest receivable and other assets       4,163,878        4,276,731
                                                ------------     ------------
Total Assets                                    $697,838,681     $696,618,032
                                                ============     ============

Liabilities and Stockholders' Equity

Deposits
     Demand                                     $153,075,283     $161,574,101
     Savings and NOW                             312,375,649      340,020,788
     Other time                                  102,541,343       88,810,037
                                                ------------     ------------
         Total Deposits
Federal funds purchased and securities
  sold under repurchase agreements                31,279,885        9,485,945
Other borrowings                                   1,240,421        2,748,441
Accrued interest payable and other liabilities     1,330,991        1,430,182
                                                ------------     ------------
     Total Liabilities                           601,843,572      604,069,494
                                                ------------     ------------
Common stock, $1 par value, 15,000,000 shares
     authorized, 2005 - 8,517,100 and
        2004 - 8,413,621                           8,517,100        8,413,621
Additional paid in capital                        19,427,062       17,507,720
Retained earnings                                 68,050,947       66,627,197
                                                ------------     ------------
     Total stockholders' equity                   95,995,109       92,548,538
                                                ------------     ------------

Total Liabilities and Stockholders' Equity      $697,838,681     $696,618,032
                                                ============     ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                       2005           2004
                                                       ----           ----
Interest income
     Loans                                          $7,489,661     $6,412,906
     Investment securities:
         Taxable                                       823,410        874,902
         Exempt from federal income tax                450,810        446,983
     Federal funds sold                                 19,289          4,248
     Other                                               9,663          9,663
                                                    ----------     ----------
         Total interest income                       8,792,833      7,748,702
                                                    ----------     ----------

Interest expense
     Deposits                                        1,539,535      1,136,877
     Federal funds purchased and
        securities sold under repurchase
        agreements                                     242,055         21,677
     Other borrowings                                    7,615          3,182
                                                    ----------     ----------
         Total interest expense                      1,789,205      1,161,736
                                                    ----------     ----------
Net interest income before provision for
   loan losses                                       7,003,628      6,586,966
     Provision for loan losses                               0        105,000
                                                    ----------     ----------
Net interest income after provision for
   loan losses                                       7,003,628      6,481,966
                                                    ----------     ----------

Non interest income
     Service charges on deposits                     1,665,221      1,547,674
     Loan servicing income                              40,927          3,646
     Net gain on sale of loans                         118,952        283,366
     Increase in cash surrender value of
        life insurance                                  97,701         90,484
     Other                                             312,078        211,027
                                                    ----------     ----------
         Total non interest income                   2,234,879      2,136,197
                                                    ----------     ----------

Non interest expenses
     Salaries and employee benefits                  3,419,208      3,381,319
     Net occupancy costs                               492,092        622,668
     Furniture and equipment expenses                  410,995        387,873
     Computer services                                 461,918        438,758
     Advertising and promotional                       366,093        185,299
     Regulatory agency assessments                      60,880         58,502
     Office supplies                                   157,362        145,895
     Other expenses                                    662,158        709,925
                                                    ----------     ----------
         Total non interest expense                  6,030,706      5,930,239
                                                    ----------     ----------

Income before income taxes                           3,207,801      2,687,924
     Less:  Applicable income taxes                  1,043,000        805,000
                                                    ----------     ----------
         Net income                                 $2,164,801     $1,882,924
                                                    ==========     ==========

Basic earnings per share                            $     0.26     $     0.23
Dividends per share                                      0.195          0.175
Weighted average shares outstanding                  8,505,357      8,315,660

See Notes to Unaudited Condensed Consolidated Financial Statements

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                      2005            2004
                                                      ----            ----
Interest income
     Loans                                        $14,596,354     $12,692,439
     Investment securities:
         Taxable                                    1,733,991       1,542,991
         Exempt from federal income tax               934,757       1,150,727
     Federal funds sold                                20,630           4,633
     Other                                              9,663           9,663
                                                  -----------     -----------
         Total interest income                     17,295,395      15,400,453
                                                  -----------     -----------

Interest expense
     Deposits                                       2,907,306       2,267,265
     Federal funds purchased and
        securities sold under repurchase
        agreements                                    422,577          62,154
     Other borrowings                                  12,271          19,227
                                                  -----------     -----------
         Total interest expense                     3,342,154       2,348,646
                                                  -----------     -----------
Net interest income before provision for
   loan losses                                     13,953,241      13,051,807
     Provision for loan losses                              0         210,000
                                                  -----------     -----------
Net interest income after provision for
   loan losses                                     13,953,241      12,841,807
                                                  -----------     -----------

Non interest income
     Service charges on deposits                    3,210,730       2,985,599
     Loan servicing income                            106,160          28,287
     Net gain on sale of loans                        250,237         504,429
     Increase in cash surrender value of
        life insurance                                196,184         180,968
     Other                                          1,215,758         433,675
                                                  -----------     -----------
         Total non interest income                  4,979,069       4,132,958
                                                  -----------     -----------

Non interest expenses
     Salaries and employee benefits                 6,821,890       6,807,385
     Net occupancy costs                            1,039,157       1,147,173
     Furniture and equipment expenses                 811,291         762,158
     Computer services                                899,999         863,086
     Advertising and promotional                      642,820         357,418
     Regulatory agency assessments                    121,287         116,317
     Office supplies                                  276,741         272,273
     Other expenses                                 1,306,358       1,359,295
                                                  -----------     -----------
         Total non interest expense                11,685,105
                                                  -----------     -----------

Income before income taxes                          7,012,767       5,289,660
     Less:  Applicable income taxes                 2,297,000       1,505,000
                                                  -----------     -----------
         Net income                               $ 4,715,767     $ 3,784,660
                                                  ===========     ===========

Basic earnings per share                          $      0.56     $      0.46
Dividends per share                                      0.39            0.35
Weighted average shares outstanding                 8,480,547       8,292,159


See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                        2005            2004
                                                        ----            ----
Cash Flows from Operating Activities
     Net income                                    $  4,715,767    $  3,784,660
     Adjustments to reconcile net income
       to net cash flows from operating
       activities:
       Depreciation                                   1,089,486       1,079,448
       Amortization of premiums and
         accretion of discounts on
         investment securities - net                    (17,833)         77,238
     Net gain on sale of loans                         (250,237)       (504,429)
     Provision for loan losses                                0         210,000
     Proceeds from sales of loans held
        for sale                                     14,926,047      28,468,329
     Originations of loans held for sale            (14,675,810)    (27,963,900)
     Increase in cash surrender value of
        life insurance                                 (196,184)       (180,968)
     Net change in accrued interest
        receivable and Other assets                     129,452        (174,642)
     Net change in accrued interest
        payable and other liabilities                   (99,189)       (581,323)
                                                   ------------    ------------
         Net Cash Flows from Operating
            Activities                                5,621,499       4,214,413
                                                   ------------    ------------

Cash Flows from Investing Activities
     Activity in held to maturity securities
       Maturities, prepayments and calls             20,318,485      54,637,424
       Purchases                                     (4,541,450)    (53,557,363)
     Net increase in loans                          (25,401,424)    (36,163,598)
     Purchases of premises and equipment             (1,164,768)       (323,818)
                                                   ------------    ------------
       Net Cash Flows from Investing Activities     (10,789,157)    (35,407,355)
                                                   ------------    ------------

Cash Flows from Financing Activities
     Net increase (decrease) in deposits            (22,412,651)      3,271,002
     Net change in federal funds purchased
        and securities sold under repurchase
        agreements                                   21,793,940      14,236,589
     Net change in other borrowings                  (1,508,020)        216,395
     Dividends paid                                  (3,292,019)     (2,888,775)
     Common stock issued - net                        2,022,821       1,996,278
                                                   ------------    ------------
       Net Cash Flows from Financing Activities      (3,395,929)     16,831,489
                                                   ------------    ------------

         Net Change in Cash and Cash Equivalents     (8,563,587)    (14,361,453)

Cash and Cash Equivalents - Beginning of Year        35,425,012      40,849,479
                                                   ------------    ------------

     Cash and Cash Equivalents - End of Year       $ 26,861,425    $ 26,488,026
                                                   ============    ============

See Notes to Unauditied Condensed Consolidated Financial Statements

                         TRI CITY BANKSHARES CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or, the "Corporation") for the year ended December 31, 2004. The December 31, 2004 financial information included herein is derived from the December 31, 2004 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of June 30, 2005 and the results of its operations for the three month and six month periods ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported period. The operating results for the first six months of 2005 are not necessarily indicative of the results which may be expected for the entire 2005 fiscal year.

(B) RECENT ACCOUNTING DEVELOPMENTS

     On December 15, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement no. 123, "Accounting for Stock Issued to Employees." SFAS 123R is effective for the Corporation's three-month reporting period ending March 31, 2006. Early adoption is encouraged and retroactive application of the provision of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Corporation has not adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial statements.

(C) RECLASSIFICATIONS

     Certain amounts previously reported have been reclassified to conform to the current presentation. The reclassifications had no impact on previously reported net income.

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

o Establishing the value of mortgage servicing rights. Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value. Mortgage servicing rights are carried at the lower of cost or market value. However, if actual prepayment experience is greater than anticipated, net servicing revenues may be less than expected and a charge to earnings may result.

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

FINANCIAL CONDITION

     The Corporation's total assets have increased $1.2 million (0.2%) during the first two quarters of 2005. Cash and cash equivalents decreased $8.6 million (24.2%) during the period, associated with activity normally seen after year end. Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which return to normal levels by the end of the first quarter.

     Investment securities decreased $15.8 million (9.9%) during the first two quarters of 2005. During the first two quarters, approximately $20.3 million of the banking subsidiary's investment portfolio was redeemed through normal maturities or scheduled calls. Management continues to replace these investments by seeking investments with maturities of three to five years while maintaining quality. Management continues to follow its practice of holding to maturity its investment portfolio.

     Net loans increased $25.4 million (5.5%) during the first two quarters of 2005. While commercial loan growth was generally strong in 2004, with total loans increasing $59.0 million or 14.3% from year-end 2003 to 2004, it slowed in the last two quarters of 2004 and remained slow during the first quarter of 2005. Gross loans grew $5.7 million (1.2%) during the first quarter of 2005. Growth in the second quarter of 2005 improved, however, as gross loan balances increased $19.7 million (4.2%) to $496.6 million. Management remains optimistic that this pace of growth of the loan portfolio will continue despite pressure from increased rates and the competitive market.

     The allowance for loan losses decreased $56,200 (1.0%) to $5.6 million during the first six months of 2005. The continued high quality of the assets in the banking subsidiary's commercial, real estate and installment loan portfolios have resulted in no additions to the loan loss allowance for the first two quarters of 2005. The nominal decrease represents the net difference of charge-offs versus loan recoveries since December 31, 2004.

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

     Deposits at the Corporation decreased $22.4 million (3.8%) during the first six months of 2005. As noted above, there is typically a short-term increase in municipal and commercial deposits in December of each year. These deposits tend to be subsequently transferred to other financial institutions for investment opportunity or funds management programs.

     Total borrowings of the Corporation increased $20.3 million (165.8%) during the first six months of 2005. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the banking subsidiary's federal funds facilities through two correspondent banks.

     The Corporation's equity increased $3.4 million (3.7%) during the first two quarters of 2005. The Corporation received proceeds of $2.0 million from the sale of common stock primarily through the Dividend Reinvestment Plan offered to shareholders and paid $3.3 million in dividends.

LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that its efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $59.3 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.

CAPITAL EXPENDITURES

     The banking subsidiary is currently upgrading 200 employee PC workstations at a cost of $0.8 million. In addition, the Office of the Comptroller of the Currency approved three new branch applications of the banking subsidiary during the first quarter of 2005. These locations are all in-store branches in new Pick 'n Save grocery stores in the Milwaukee area scheduled to open during the year.

     There are no other major projects currently in place for 2005, however, if a project is identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure. Results of Operations

                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004

     The Corporation's net income increased $281,900 (15.0%) during the second quarter of 2005 compared to the same period in 2004. Net interest income increased $521,700 (8.0%) to $7.0 million for the second quarter of 2005 compared to $6.5 million for the second quarter last year. The net interest income after provision for loan losses was favorably impacted by a $105,000 decrease in the provision for loan losses during the second quarter of 2005 as compared to the comparable period in 2004.

     Interest income on loans increased $1.1 million (16.8%) in the second quarter of 2005 compared to the second quarter of 2004. Year-to-date 2005 loan yields are up slightly to 6.08% from 5.91% in 2004. In addition, the Board of Governors of the Federal Reserve increased the prime rate by an additional 50 basis points during the second quarter to 6.25%. However, portfolio growth of $48.1 million over the comparable period last year is the primary reason for the increase in interest earnings.

     Interest income on investment securities decreased $47,700 (3.6%) during the second quarter of 2005 compared to the second quarter of 2004. The average tax equivalent year-to-date yield derived from all investments increased modestly by 7 basis points during the second quarter of 2005 compared to the second quarter of 2004. Accordingly this decrease is primarily due to volume, as average balances of investment securities have declined $8.1 million (5.0%).

     Approximately $18.9 million in investment securities are scheduled to mature during the next six months. In addition, approximately $84.3 million of other securities are subject to calls during the same period, however, such calls are unlikely, given the current rising rate environment.

     Interest expense increased $627,500 (54.0%) during the second quarter of 2005 compared to the second quarter of 2004. An increase in the year-to-date yield of 37 basis points (from 1.15% to 1.52%) accounted for $552,200 of this variance. The remaining $75,300 variance resulted from the increase in volume of average interest bearing deposits and average borrowed funds of $29.2 million during 2005 as compared to 2004.

     Non-interest income increased $98,700 (4.6%) during the second quarter of 2005 compared to the same period of 2004. This is primarily the result of increased service charges on deposit accounts, including overdraft fees.

     A summary of the change in the components of net income for the quarters ended June 30, 2005 and 2004 appears below:

Three Months Ended                            June 30,     June 30,     2005
                                                2005         2004   (Over(Under)
                                        (UNAUDITED)    (UNAUDITED)      2004
                                        -----------    -----------      ----

Dollars in thousands
Interest Income                           $ 8,793        $ 7,749      $ 1,044
Less: Interest Expense                      1,789          1,162          627
                                          -------        -------      -------

       Net Interest Income                  7,004          6,587          417
Less: Provision for loan losses                 0            105         (105)
                                          -------        -------      -------
       Net interest income after
        provision for loan losses           7,004          6,482          522
Non-interest Income                         2,235          2,136           99
Non-interest Expenses                       6,031          5,930          101
                                          -------        -------      -------
       Income from Operations               3,208          2,688          520
Tax Provision                               1,043            805          238
                                          -------        -------      -------
       NET INCOME                         $ 2,165        $ 1,883      $   282
                                          =======        =======      =======


                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

     Net income of the Corporation increased $931,100 (24.6%) during the six months ended June 30, 2005. The increase is attributable to increases in net interest income and a reduction in the provision for loan losses, during both the first and second quarter 2005 plus a gain on sale of $684,000, resulting from the first quarter sale of the banking subsidiary's ownership interest in Pulse, the driver of our ATM network, to Discover, Inc.

     Interest income on loans increased $1.9 million (15.0%) in the first half of 2005. Volume increase of $48.1 million (10.9%) to $491 million as of June 30, 2005 in commercial, real estate and consumer loans accounts for $1.5 million of the interest income increase and a 17 basis point increase in the yield (from 5.91% to 6.08%) accounts for $0.4 million of the increase.

     Interest income on investment securities decreased $25,000 (0.9%) during the first six months of 2005 compared to the same period in 2004.

     As discussed above, yields continue to decline. Management continues to replace maturing securities with securities that have relatively short maturities and are of high quality. Management wants to maintain a high level of liquidity so that the banking subsidiary can take advantage of rising rates.

     Interest expense on deposits increased $640,000 (28.2%) in the first six months of 2005. Of this increase, $566,000 is due to a 27 basis point increase in the yield on interest bearing deposits (from 1.15% to 1.42%). The remainder of the increase of $74,000 is due to a growth of average balances of interest bearing deposits from the second quarter 2004 to the second quarter 2005.

     Management carefully monitors competition in an effort to remain competitive and, accordingly, has reduced its overall yield on deposits to mirror the overall yield on deposits throughout the financial sector of the economy. Deposits increased during the past twelve months, tending to be short-term in nature. This trend has helped the banking subsidiary to maintain a strong net interest margin compared to other banks in its peer group.

     Interest expense related to short-term borrowings increased $353,500 (434.3%) during the six months ended June 30, 2005 versus the comparable period in 2004. This increase reflects interest expense necessary to support the banking subsidiary's growth in its loan portfolio.

     As loan growth has out-paced deposit growth, the banking subsidiary has utilized its lines of credit with correspondent banks to fund increased loan balances. This increase is almost entirely due to volume. This increase reflects interest expense necessary to support the banking subsidiary's growth in its loan portfolio.

     Non interest income increased $846,100 (20.5%) during the first six months of 2005 primarily due to a $684,000 gain from the sale of the Corporation's interest in Pulse, Inc., upon a switch in the Corporation's ATM network provider.

CAPITAL ADEQUACY

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 19.87% and its leverage ratio is 13.88% as of June 30, 2005.

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

PART II - OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2005, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 8, 2005, Tri City Bankshares Corporation held its annual shareholders' meeting. The only item held for a vote of shareholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 6,538,289 which represented approximately 76.8% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

       Director's Name:           Frank Bauer
            For                   6,533,291
            Against               0
            Withheld              4,998
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Beres
            For                   6,533,788
            Against               0
            Withheld              4,501
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Sanford Fedderly
            For                   6,534,071
            Against               0
            Withheld              4,218
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott  Gerardin
            For                   6,533,951
            Against               0
            Withheld              4,338
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Gravitter
            For                   6,534,071
            Against               0
            Withheld              4,218
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Henry Karbiner, Jr.
            For                   6,534,026
            Against               0
            Withheld              4,263
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Christ Krantz
            For                   6,523,586
            Against               0
            Withheld              14,703
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Brian T. McGarry
            For                   6,404,921
            Against               0
            Withheld              133,368
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Robert Orth
            For                   6,534,026
            Against               0
            Withheld              4,263
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Ronald K. Puetz
            For                   6,523,545
            Against               0
            Withheld              14,744
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Agatha T. Ulrich
            For                   6,533,951
            Against               0
            Withheld              4,338
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           David Ulrich, Jr.
            For                   6,533,291
            Against               0
            Withheld              4,998
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Werry
            For                   6,531,935
            Against               0
            Withheld              6,354
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott A. Wilson
            For                   6,533,443
            Against               0
            Withheld              4,846
            Abstain               0
            Broker Non-Vote       0

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



                         TRI CITY BANKSHARES CORPORATION





DATE: August 11, 2005                       /s/Henry Karbiner, Jr.
      ---------------                       ----------------------------------
                                            Henry Karbiner, Jr.
                                            President, Chief Executive Officer
                                            and Treasurer
                                            (Principal Executive Officer)




DATE: August 11, 2005                       /s/ Thomas W Vierthaler
      ---------------                       ------------------------------
                                            Thomas W Vierthaler
                                            Vice President and Comptroller
                                            (Chief Accounting Officer)