Form 10-Q
period 2005-09-30
TRI CITY BANKSHARES CORP
filed 2005-11-14
CIK 313337

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

          Wisconsin                                      39-1158740
  --------------------------------          ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                       ----------------------------------
                    (Address of principal executive offices)

                                      53154
                                      -----
                                   (Zip Code)

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

YES ___           NO    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES               NO    X

The number of shares outstanding of $1.00 par value common stock, as of October 31, 2005: 8,615,527 shares.

                                    FORM 10-Q

                         TRI CITY BANKSHARES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                      Page #
Item 1   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of
            September 30, 2005 and December 31, 2004                     3

            Condensed Consolidated Statements of Income
            for the Three Months ended September 30, 2005
            and 2004                                                     4

            Condensed Consolidated Statements of Income
            for the Nine Months ended September 30, 2005
            and 2004                                                     5

            Condensed Consolidated Statements of Cash Flows
            For the Nine Months ended September 30, 2005
            and 2004                                                     6

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                   7

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk                                              17

Item 4   Controls and Procedures                                        18

PART II - OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities
         And Use of Proceeds                                            19

Item 6   Exhibits                                                       19

         Signatures                                                     20

ITEM 1

                        TRI CITY BANKSHARES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               September 30,      December 31,
                                                   2005               2004
                                               ------------      ------------
Assets
Cash and due from banks
  (cash and cash equivalents)                  $ 28,511,344      $ 35,425,012
Investment securities held to
  maturity (fair value of
     $139,160,996 - 2005 and
     $159,585,976 - 2004)                       140,673,843       159,451,575
Loans less allowance for loan losses of
     $5,521,751 - 2005 and
     $5,641,593 - 2004                          506,448,887       465,603,614
Premises and equipment                           20,795,806        20,541,600
Cash surrender value of life insurance           10,654,503        10,361,935
Mortgage servicing rights                           920,685           957,565
Accrued interest receivable
  and other assets                                4,885,139         4,276,731
                                               ------------      ------------
       Total assets                            $712,890,207      $696,618,032
                                               ============      ============
Liabilities and stockholders' equity

Liabilities

Deposits
     Demand                                    $161,786,696      $161,574,101
     Savings and NOW                            317,476,121       340,020,788
     Other time                                 113,355,835        88,810,037
                                               ------------      ------------
         Total deposits                         592,618,652       590,404,926
Federal funds purchased and securities
  sold under repurchase agreements               17,862,900         9,485,945
Other borrowings                                  3,100,192         2,748,441
Accrued interest payable and other liabilities    1,801,452         1,430,182
                                               ------------      ------------
     Total liabilities                          615,383,196       604,069,494
                                               ============      ============

Stockholders' equity
  Cumulative preferred stock, $1 par value,
    200,000 shares authorized, no shares
    issued
  Common stock, $1 par value,
    15,000,000 shares authorized,
         2005 - 8,566,273 and
         2004 - 8,413,621                         8,566,273         8,413,621
     Additional paid in capital                  20,329,389        17,507,720
     Retained earnings                           68,611,349        66,627,197
                                               ------------      ------------
     Total stockholders' equity                  97,507,011        92,548,538
                                               ------------      ------------
Total liabilities and stockholders' equity     $712,890,207      $696,618,032
                                               ============      ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                              2005                  2004
Interest income                          ------------          ------------
  Loans                                  $  7,959,212          $  6,746,414
  Investment securities:
    Taxable                                   768,826               863,875
    Exempt from federal income tax            444,761               567,428
  Federal funds sold                            1,421                   530
                                         ------------          ------------
       Total interest income                9,174,220             8,178,247
Interest expense
  Deposits                                  1,786,397             1,170,394
  Federal funds purchased and
    securities sold under
    repurchase agreements                     228,522                75,490
  Other borrowings                             10,236                 5,381
       Total interest expense               2,025,155             1,251,265
                                         ------------          ------------
Net interest income before provision
  for loan losses                           7,149,065             6,926,982
  Provision for loan losses                         0               105,000
Net interest income after provision
  for loan losses                           7,149,065             6,821,982

Non interest income
  Service charges on deposits               1,725,434             1,647,483
  Loan servicing income                        14,239                43,988
  Net gain on sale of loans                   142,506               143,834
  Increase in cash surrender value of
    life insurance                             96,384                90,483
  Other                                       267,305               200,142
                                         ------------          ------------
       Total non interest income            2,245,868             2,125,930
                                         ------------          ------------
Non interest expense
  Salaries and employee benefits            3,509,186             3,363,840
  Net occupancy costs                         533,464               446,450
  Furniture and equipment expense             406,779               398,111
  Computer services                           461,986               434,040
  Advertising and promotional                 352,561               201,046
  Regulatory agency assessments                59,009                58,258
  Office supplies                             123,107               104,550
  Other expenses                              713,602               737,550
                                         ------------          ------------
       Total non interest expense           6,159,694             5,743,845
                                         ------------          ------------
Income before income taxes                  3,235,239             3,204,067
  Less:  Applicable income taxes            1,014,000             1,032,000
        Net income                       $  2,221,239          $  2,172,067
                                         ============          ============
Basic earnings per share                 $       0.26          $       0.26
Dividends per share                             0.195                 0.175
Weighted average shares outstanding         8,551,840             8,359,084

See Notes to Unaudited Condensed Consolidated Financial Statements

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                              2005                  2004
Interest income                          ------------          ------------
  Loans                                  $ 22,555,566          $ 19,438,853
  Investment securities:
    Taxable                                 2,502,817             2,406,866
    Exempt from federal income tax          1,379,518             1,718,155
  Federal funds sold                           22,051                 5,163
  Other                                         9,663                 9,663
                                         ------------          ------------
         Total interest income             26,469,615            23,578,700

Interest expense
  Deposits                                  4,693,703             3,437,659
  Federal funds purchased and
    securities sold under
    repurchase agreements                     651,099               137,644
  Other borrowings                             22,507                24,608
                                         ------------          ------------
       Total interest expense               5,367,309             3,599,911
                                         ------------          ------------
Net interest income before provision
  for loan losses                          21,102,306            19,978,789
  Provision for loan losses                         0               315,000
                                         ------------          ------------
Net interest income after provision
  for loan losses                          21,102,306            19,663,789
                                         ------------          ------------
Non interest income
  Service charges on deposits               4,936,164             4,633,082
  Loan servicing income                       120,399                72,275
  Net gain on sale of loans                   392,743               648,263
  Increase in cash surrender value
    of life insurance                         292,568               271,451
  Other                                     1,483,063               633,817
                                         ------------          ------------
        Total non interest income           7,224,937             6,258,888
                                         ------------          ------------
Non interest expense
  Salaries and employee benefits           10,331,076            10,171,225
  Net occupancy costs                       1,572,621             1,593,623
  Furniture and equipment expense           1,218,070             1,160,269
  Computer services                         1,361,985             1,297,126
  Advertising and promotional                 995,381               558,464
  Regulatory agency assessments               180,296               174,575
  Office supplies                             399,848               376,823
  Other expenses                            2,019,960             2,096,845
                                         ------------          ------------
       Total non interest expense          18,079,237            17,428,950
                                         ------------          ------------
Income before income taxes                 10,248,006             8,493,727
  Less:  Applicable income taxes            3,311,000             2,537,000
                                         ------------          ------------
    Net income                           $  6,937,006          $  5,956,727
                                         ============          ============
Basic earnings per share                 $       0.82          $       0.72
Dividends per share                              .585                  .525
Weighted average shares outstanding         8,504,572             8,314,630

 See Notes to Unaudited Condensed Consolidated Financial Statements.

                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                      2005             2004
Cash Flows from Operating Activities             ------------     ------------
   Net income                                    $  6,937,006     $  5,956,727
   Adjustments to reconcile net income to
     net cash flows from operating activities:
      Depreciation                                  1,643,478        1,619,172
      Amortization of premiums and
        accretion of discounts on
        investment securities - net                     1,185           75,241
     Net gain on sale of loans                       (392,743)        (648,263)
     Provision for loan losses                              0          315,000
     Proceeds from sales of loans held for
       sale                                        25,693,817       34,716,029
     Originations of loans held for sale          (25,301,074)     (34,067,766)
     Increase in cash surrender value of life
       insurance                                     (292,568)        (271,451)
     Net change in accrued interest receivable
        and other assets                             (571,528)        (736,600)
     Net change in accrued interest payable and
        other liabilities                             371,273         (277,135)
                                                 ------------     ------------
     Net Cash Flows from Operating Activities       8,088,846        6,680,954
                                                 ------------     ------------
Cash Flows from Investing Activities
   Activity in held to maturity securities
     Maturities, prepayments and calls             24,142,996       82,966,482
     Purchases                                     (5,366,450)     (64,849,451)
   Net increase in loans                          (40,845,273)     (46,906,699)
   Purchases of premises and equipment             (1,897,684)        (641,899)
                                                 ------------     ------------
        Net Cash Flows from Investing Activities  (23,966,411)     (29,431,567)
                                                 ------------     ------------
Cash Flows from Financing Activities
   Net increase in deposits                         2,213,726       12,032,517
   Net change in federal funds purchased
     and securities sold under
     repurchase agreements                          8,376,955         (141,497)
   Net change in other borrowings                     351,751          (96,894)
   Dividends paid                                  (4,952,856)      (4,345,905)
   Common stock issued - net                        2,974,321        2,840,145
                                                 ------------     ------------
       Net Cash Flows from Financing Activities     8,963,897       10,288,366
                                                 ------------     ------------
       Net Change in Cash and Cash Equivalents     (6,913,668)     (12,462,247)

Cash and Cash Equivalents - Beginning of Period    35,425,012       40,849,479
                                                 ------------     ------------
   Cash and Cash Equivalents - End of Period     $ 28,511,344     $ 28,387,232
                                                 ============     ============

See Notes to Unaudited Condensed Consolidated Financial Statements

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

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of September 30, 2005 and the results of its operations for the three month and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first nine months of 2005 are not necessarily indicative of the results which may be expected for the entire 2005 fiscal year.

(B) RECENT ACCOUNTING DEVELOPMENTS

     On December 15, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement no. 123, "Accounting for Stock Issued to Employees." SFAS 123R is effective beginning with the Corporation's three-month reporting period ending March 31, 2006. Early adoption is encouraged and retroactive application of the provision of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Corporation has not adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial statements.

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

     All forward-looking statements contained in this report or which may be contained in the future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

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

FINANCIAL CONDITION

     The Corporation's total assets have increased $16.3 million (2.3%) during the first nine months of 2005. Cash and cash equivalents decreased $6.9 million (19.5%) during the period, associated with activity normally seen after year end. Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which return to normal levels by the end of the first quarter.

     Investment securities decreased $18.8 million (11.8%) during the first three quarters of 2005. During this period, approximately $24.1 million of the banking subsidiary's investment portfolio was redeemed through normal maturities or scheduled calls. Management has partially replaced these investments by seeking investments with maturities of three to five years while maintaining quality. Management continues to follow its practice of holding to maturity its investment portfolio.

     Net loans increased $40.8 million (8.8%) during the first nine months of 2005. While commercial loan growth was generally strong in 2004, with total loans increasing $59.0 million or 14.3% from year-end 2003 to 2004, it slowed in the last two quarters of 2004 and remained slow during the first quarter of 2005. Gross loans grew $5.7 million (1.2%) during the first quarter of 2005. Growth in the second quarter of 2005 improved as gross loan balances increased $19.7 million (4.2%). The third quarter resulted in continued strong growth with portfolio balances increasing $15.4 million (3.1%) to $512.0 million. The allowance for loan losses decreased $119,800 (2.1%) to $5.5 million during the first nine months of 2005. The continued high quality of the assets in the banking subsidiary's commercial, real estate and installment loan portfolios have resulted in no additions to the loan loss allowance for the first three quarters of 2005. The nominal decrease represents the net difference of charge-offs versus loan recoveries since December 31, 2004.

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

     Deposits at the Corporation increased $2.2 million (0.4%) during the first nine months of 2005. As noted above, there is typically a short-term increase in municipal and commercial deposits in December of each year. These deposits tend to be subsequently transferred to other financial institutions for investment opportunity or funds management programs. The Corporation's banking subsidiary initiated a new product line for personal checking accounts in mid-June. Through the end of the third quarter, results have been on target, with new account openings more than double the pace achieved in 2004. Deposits for the three months ended September 30, 2005 are up $24.6 million 4.3% from June 30, 2005. Management continues to emphasize and focus on increasing deposits and has implemented additional branch training, measurement and reporting of results weekly.

     Total borrowings of the Corporation increased $8.7 million (71.3%) during the first nine months of 2005. As loan growth has outpaced deposit growth, the daily settlement of the subsidiary bank's funds position requires additional borrowing. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Funding needs are available through the banking subsidiary's federal funds facilities through two correspondent banks.

     The Corporation's equity increased $5.0 million (5.4%) during the first three quarters of 2005. Retained earnings increased $2.0 million during this period due to $7.0 million in year to date income, less payments of $5.0 million in dividends during the first three quarters of 2005. The Corporation also received proceeds of $3.0 million from the sale of common stock primarily through the Dividend Reinvestment Plan offered to shareholders.

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

CAPITAL EXPENDITURES

     The banking subsidiary has upgraded 200 employee PC workstations during 2005 at a cost of $0.8 million. In addition, the Office of the Comptroller of the Currency approved three new branch applications for the banking subsidiary during the first quarter of 2005. These locations are all in-store branches in new Pick 'n Save grocery stores in the Milwaukee area. The first new location opened during the second quarter. The remaining two are scheduled to open in the fourth quarter of 2005.

     There are no other major projects currently in place for 2005, however, if a project is identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                 ----------------------------------------------

     The Corporation's net income increased $49,200 (2.3%) during the third quarter of 2005 compared to the same period in 2004. Net interest income increased $327,100 (4.8%) to $7.1 million for the third quarter of 2005 compared to $6.8 million for the third quarter last year. The net interest income after provision for loan losses was favorably impacted by a $105,000 decrease in the provision for loan losses during the third quarter of 2005 as compared to the comparable period in 2004.

     Interest income and fees on loans increased $1.2 million (18.0%) in the third quarter of 2005 compared to the third quarter of 2004. Year-to-date 2005 loan yields are up to 6.16% from 5.91% in 2004. The Board of Governors of the Federal Reserve increased the prime rate by an additional 50 basis points during the third quarter to 6.75%. However, portfolio growth of $52.8 million over the comparable period last year is the primary reason for the increase in interest earnings.

     Interest income on investment securities decreased $217,700 (15.2%) during the third quarter of 2005 compared to the third quarter of 2004. The average tax equivalent year-to-date yield derived from all investments decreased modestly by 3 basis points during the third quarter of 2005 compared to the third quarter of 2004. Accordingly, the decrease in interest income on investment securities is primarily due to volume, as average balances of investment securities have declined $13.9 million (8.5%).

     Approximately $15.1 million in investment securities are scheduled to mature during the next three months. In addition, approximately $83.4 million of other securities are subject to calls during the same period however, such calls are unlikely, given the current rising rate environment.

     Interest expense increased $773,900 (61.8%) during the third quarter of 2005 compared to the third quarter of 2004. An increase in the year-to-date yield of 47 basis points (from 1.15% to 1.62%) accounted for $703,600 of this variance. The remaining $70,300 variance resulted from the increase in volume of average interest bearing deposits and average borrowed funds of $23.8 million during the third quarter of 2005 as compared to the comparable period in 2004.

     Non-interest income increased $120,000 (5.6%) during the third quarter of 2005 compared to the same period of 2004. This is primarily the result of increased service charges on deposit accounts, including overdraft fees.

     A summary of the change in the components of net income for the quarters ended September 30, 2005 and 2004 appears below:

Three Months Ended                 September 30,     September 30,      2005
                                        2005              2004       Over(Under)
                                    (UNAUDITED)       (UNAUDITED)       2004
                                    ------------      ------------   ----------
Dollars in thousands
Interest Income                       $9,174            $8,178        $  996
Less: Interest Expense                 2,025             1,251           774
                                    ------------      ------------   ----------
       Net Interest Income             7,149             6,927           222
Less: Provision for loan losses            0               105          (105)
                                    ------------      ------------   ----------
       Net interest income after
        provision for loan losses      7,149             6,822           327
Non-interest Income                    2,246             2,126           120
Non-interest Expenses                  6,160             5,744           416
                                    ------------      ------------   ----------
       Income from Operations          3,235             3,204            31
Tax Provision                          1,014             1,032           (18)
                                    ------------      ------------   ----------
       NET INCOME                     $2,221            $2,172        $   49
                                    ============      ============   ==========

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                  ---------------------------------------------

     Net income of the Corporation increased $980,300 (16.5%) during the nine months ended September 30, 2005. This increase is attributable to increases in net interest income and a reduction in the provision for loan losses during the first three quarters of 2005, plus a gain on sale of $684,000 resulting from the sale of the banking subsidiarys ownership interest in Pulse, the driver of its ATM network, to Discover, Inc.

     Interest income on loans increased $3.1 million (16.0%) in the first nine months of 2005. Volume increase of $40.7 million (8.6%) to $512 million as of September 30, 2005 in commercial, real estate and consumer loans accounts for $2.2 million of the interest income increase and a 25 basis point increase in the yield (from 5.91% to 6.16%) accounts for $0.9 million of the increase.

     Interest income on investment securities decreased $242,700 (5.9%) during the first nine months of 2005 compared to the same period in 2004. This decrease is primarily the result of a decrease of $18.8 million (11.8%) in the investment securities portfolio. As discussed above, yields continue to decline. Management continues to replace maturing securities with securities that have relatively short (3 to 5 years) maturities and are of high quality.

     Interest expense on deposits increased $1.3 million (36.5%) in the first nine months of 2005. Of this increase, $1.1 million is due to a 36 basis point increase in the yield on interest bearing deposits (from 1.15% to 1.51%). The remainder of the increase is due to a growth of average balances of interest bearing deposits during the first three quarters of 2004 versus the first three quarters 2005.

     The banking subsidiary's net interest margin remains strong despite increased cost of funding when compared to other banks in its peer group.

     Interest expense related to short-term borrowings increased $511,400 (315.2%) during the nine months ended September 30, 2005 versus the comparable period in 2004. This increase reflects interest expense necessary to support the banking subsidiary's growth in its loan portfolio. As loan growth has out-paced deposit growth, the banking subsidiary has utilized its lines of credit with correspondent banks to fund increased loan balances. This increase is almost entirely due to volume and reflects interest expense necessary to support the banking subsidiary's growth in its loan portfolio.

     Non-interest income increased $966,000 (15.4%) during the first nine months of 2005 primarily due to a $684,000 gain from the sale of the Corporation's interest in Pulse, Inc., upon a switch in the Corporation's ATM network provider.

CAPITAL ADEQUACY

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 19.47% and its leverage ratio is 13.92% as of September 30, 2005.

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

     The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the last fiscal quarter, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who is also the Chief Financial Officer of the Corporation, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d - 15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President who is also the Chief Financial Officer of the Corporation concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION



ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2005, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.


ITEM 6    EXHIBITS

           31   Rule 13a-14(a) Certification
           32   Section 1350 Certification

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION







DATE:  November 11, 2005                     /s/Henry Karbiner, Jr.
     --------------------------------        ----------------------------------
                                             Henry Karbiner, Jr.
                                             President, Chief Executive Officer
                                             and Treasurer
                                             (Principal Executive Officer)


DATE:  November 11, 2005                     /s/Thomas W. Vierthaler
     --------------------------------        ----------------------------------
                                             Thomas W Vierthaler
                                             Vice President and Comptroller
                                             (Chief Accounting Officer)