Form 10-K
period 2005-12-31
TRI CITY BANKSHARES CORP
filed 2006-03-30
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2005
                                                             OR

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

Indicate by check mark whether the issuer is a well-known seasoned issuer, as defined in Rule 145 of the Securities Act.
Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer      Non-accelerated filer  X
                        -----                   -----                      ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


As of June 30, 2005, the aggregate market value of the shares held by non-affiliates was approximately $51,089,000. As of March 27, 2006, 8,674,960 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                       Incorporated in

Annual report to shareholders for fiscal
year ended December 31, 2005                                   Parts II and IV

Proxy statement for annual meeting of
shareholders to be held on June 14, 2006                           Part III

                          Form 10-K Table of Contents

-------------------------------------------------------------------------------

PART I                                                                 PAGE #

Item 1        Business                                                    3
Item 1A       Risk Factors                                                9
Item 1B       Unresolved Staff Comments                                  12
Item 2        Properties                                                 12
Item 3        Legal Proceedings                                          12
Item 4        Submission of Matters to a Vote of Security Holders        12

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
              Securitites                                                13
Item 6        Selected Financial Data                                    13
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        13
Item 7A       Quantitative and Qualitative Disclosures About
              Market Risk                                                13
Item 8        Consolidated Financial Statements and
              Supplementary Data                                         13
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                        13
Item 9A       Controls and Procedures                                    13
Item 9B       Other Information                                          13

PART III

Item 10       Directors and Executive Officers of the Registrant         14
Item 11       Executive Compensation                                     14
Item 12       Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters             14
Item 13       Certain Relationships and Related Transactions             14
Item 14       Principal Accountant Fees and Services                     14

PART IV

Item 15       Exhibits and Financial Statement Schedules                 15
              Signatures                                                 18

                                     PART I

Item 1.  BUSINESS

THE REGISTRANT

     Tri City Bankshares Corporation (the "Registrant"), a Wisconsin corporation, was formed November 20, 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the "Bank"). The Bank is a wholly owned subsidiary of the Registrant.

     As of December 31, 2005, the Registrant had total assets of $742.3 million and total stockholders' equity of $98.8 million.

THE BANK

     The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions ("DFI")) on October 28, 1963, and converted to a National Banking Association on June 25, 1969. The Bank is supervised by the Office of the Comptroller of the Currency ("OCC") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business out of its main office located at 6400 South 27th Street, Oak Creek, Wisconsin. In addition, the Bank maintains 34 other offices in Wisconsin throughout Milwaukee, Ozaukee, Racine and Waukesha Counties.

     The Bank provides a full range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial, installment, real estate and mortgage loans. The Bank offers automated teller machine ("ATM") and debit cards. In addition, the Bank maintains an investment portfolio consisting primarily of U.S. agency and state and political subdivision securities.

     As is the case with banking institutions generally, the Bank derives its revenues from interest on the loan and investment portfolios and fee income related to loans and deposits. Income derived from the sale of alternative investment products provides additional fee income. The source of funds for the lending activities are deposits, repayment of loans, maturity of investment securities and short-term borrowing through correspondent banking relationships and the Federal Reserve Bank of Chicago. Principal expenses are the interest paid on deposits and borrowings, and operating and general administrative expenses.

LENDING ACTIVITIES

     The Bank offers a range of lending services including secured and unsecured consumer, commercial, installment, real estate and mortgage loans to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2005 were $516.6 million, or approximately 70% of total assets. Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

     The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer, the officer loan committee and the board of directors. All loans to directors and executive officers are approved by the Board of Directors. The loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. The lending strategy is the development of a high quality loan portfolio.

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

DEPOSIT ACTIVITIES

     Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 80.1% of the Bank's total deposits at December 31, 2005. Approximately 19.9% of the Bank's deposits at December 31, 2005 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Deposits of $100,000 and over made up approximately 40.0% of the Bank's total time deposits at December 31, 2005. The majority of the deposits of the Bank are generated from Milwaukee, Ozaukee, Racine and Waukesha Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management" and Note 9 of Notes to Consolidated Financial Statements, incorporated by reference in Item 8 below.

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

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2005, the most recent notification from the Federal Reserve Board, the Registrant was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Registrant's category. As of December 31, 2005, the Registrant had a total risk-based capital ratio of 19.54% a Tier I risk-based capital ratio of 18.48% and a leverage ratio of 13.88%. The Registrant and the Bank were deemed well capitalized as of December 31, 2005 and 2004.

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

     In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA PATRIOT Act requires financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

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

COMPETITION

     The Bank's service area includes portions of Milwaukee, Ozaukee, Racine and Waukesha Counties. In Milwaukee County, the Bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. Ozaukee County, with a population of approximately 86,000 residents, has twelve banks with thirty-seven offices and five savings banks with ten offices. Racine County, with a population of approximately 194,000 residents has fourteen banks with fifty-six offices and five savings banks with thirteen offices. Waukesha County, with a population of approximately 377,200 residents, has twenty-seven banks with one hundred thirty-four offices and fourteen savings banks with forty-seven offices. In addition to banks and savings banks, significant competition comes from credit unions, security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.

EMPLOYEES

     As of December 31, 2005, the Registrant employed 283 full-time employees and 111 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

     Statistical information relating to the Registrant and its subsidiaries on a consolidated basis, as required by Guide 3 of the Securities and Exchange
Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports, is set forth as follows:

(1) Average Balances and Interest Rates for each of the last three fiscal years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(2) Interest Income and Expense Volume and Rate Change for each of the last two years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to  Registrant's  2005 Annual  Report to  Stockholders  under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(3) Investment Securities Portfolio Maturity Distribution at December 31, 2005 is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(4) Investment Securities Portfolio for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(5)  Loan Portfolio  Composition  for each of the last five years is included in
     Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(6) Summary of Loan Loss Experience for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and
     Results of Operations, incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(7) Average Daily Balance of Deposits and Average Rate Paid on Deposits for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

                                       2005     2004     2003     2002     2001
                                      ------   ------   ------   ------   ------
Nonaccrual loans                      $1,905   $  275   $  181   $  337   $  128
Loans past due 90 days or more         1,005    1,688    1,280    2,361    2,511
                                      ------   ------   ------   ------   ------
  Total nonperforming loans           $2,910   $1,963   $1,461   $2,698   $2,639
                                      ======   ======   ======   ======   ======

Ratio of nonaccrual loans to
   total loans                         0.36%    0.06%    0.04%    0.08%    0.03%
Ratio of nonperforming loans to
   total loans                         0.56%    0.42%    0.35%    0.68%    0.71%

Interest income of $191,600 was recognized during 2005 on loans that were accounted for on a nonaccrual basis. No additional interest income was recognized during 2005 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 2005 or 2004 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

             RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:


                                                      Year Ended December 31,


                                                    2005       2004       2003

Percentage of net income to:
   Average stockholders equity                      9.41%      9.49%     10.56%
   Average total assets                             1.28%      1.26%      1.41%
Percentage of dividends declared per
   common share to net income per
   common share                                    74.29%     69.27%     59.65%
Percentage of average stockholders'
   equity to daily average total assets            13.31%     13.29%     13.30%

SHORT-TERM BORROWINGS
(Dollars in Thousands)

Information relating to short-term borrowings follows:
                                    Federal Funds Purchased
                                    And Securities Sold Under   Other Short-Term
                                    Agreements to Repurchase       Borrowings
                                    -------------------------   ----------------
Balance at December 31:
2005                                            $      -           $  2,432
2004                                            $  9,486           $  2,748
2003                                            $  9,014           $  1,534
Weighted average interest rate at year end:
2005                                                   -%              2.67%
2004                                                2.36%              1.02%
2003                                                1.20%              0.78%
Maximum amount outstanding at any month's end
2005                                            $ 39,787           $  3,100
2004                                            $ 25,665           $  2,748
2003                                            $  9,014           $  4,636
Average amount outstanding during the year:
2005                                            $ 27,345           $  1,550
2004                                            $ 13,793           $  1,415
2003                                            $  1,682           $  1,753
Average interest rate during the year:
2005                                                3.27%              3.03%
2004                                                1.43%              1.14%
2003                                                1.16%              0.94%

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Other short-term borrowings generally mature within 90 days.

AVAILABLE INFORMATION

The Registrant maintains a website at www.tcnb.com. The Registrant makes available through that website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8K, and amendments to the reports, as soon as reasonably practicable after the Registrant electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (the "SEC"). The Registrant's SEC reports can be accessed through the "About TCNB" link of its website.

Item 1A.  RISK FACTORS

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING INFORMATION AND RISK FACTORS.

The Registrant and its representatives may, from time to time, make written or verbal forward-looking statements. Those statements relate to developments, results, conditions or other events the Registrant expects or anticipates will occur in the future. The Registrant intends words such as "believes," "anticipates," " plans," "expects" and similar expressions to identify forward-looking statements. Without limiting the foregoing, those statements may relate to future economic or interest rate conditions, loan losses and allowances, loan and deposit growth, new branches and the competitive environment. Forward-looking statements are based on management's then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the following important risk factors that could cause actual results to differ materially from those predicted by the forward-looking statements.

An investment in the Registrant's common stock or other securities carries certain risks. Investors should carefully consider the risks described below and other risks, which may be disclosed from time to time in the Registrant's filings with the SEC before investing in the Registrant's securities.

INTEREST RATES AND ECONOMIC CONDITIONS

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, changes in local market conditions, changes in the habits of the public, declines in real estate market values, increases in tax rates and other operating expenses, and the policies of regulatory authorities, including the monetary and fiscal policies of the Federal Reserve. Changes in the economic environment may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. While the Bank has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. The Bank is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, a rise in unemployment, tightening money supply, and domestic and international disorder and instability in domestic and foreign financial markets.

The Bank's profitability depends to a large extent upon its net interest income, which is the difference (or "spread") between interest income received on interest earning assets, such as loans and investments, and interest expense paid on interest income received on interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings. Most of the Bank's loans are to businesses and individuals in Wisconsin (and, more specifically, Milwaukee, Ozaukee, Racine and Waukesha Counties), and any general adverse change in the economic conditions prevailing in these areas could reduce the Bank's growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on the results of operations and financial condition of the Bank. If these areas experience adverse economic, political or business conditions, the Bank would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

The Bank's net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and the Bank's ability to respond to changes in such rates. At any given time, the Bank's assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a positive or negative effect on the Bank's net income, capital and liquidity.

The mismatch between maturities and interest rate sensitivities of balance sheet items (i.e., interest-earning assets and interest-bearing liabilities) results in interest rate risk, which risk will change as the level of interest rates changes. The Bank's liabilities consist primarily of deposits, which are either of a short-term maturity or have no stated maturity. These latter deposits consist of NOW, demand accounts, savings accounts, and money market accounts. These accounts typically can react more quickly to changes in market interest rates than the Bank's assets because of the shorter maturity (or lack of maturity) and repricing characteristics of these deposits. Consequently, sharp increases or decreases in market interest rates may impact the Bank's earnings negatively or positively, respectively.

To manage vulnerability to interest rate changes, the Bank's management monitors the Bank's interest rate risks. The Bank's officers have established investment policies and procedures, which ultimately is reported to the Board of Directors. Management and the Board of Directors generally meets quarterly and reviews the Bank's interest rate risk position, loan and securities repricing, current interest rates and programs for raising deposit-based maturity gaps, including retail and non-brokered deposits, and loan origination pipeline. The Bank's assets and liabilities maturing and repricing within one year generally result in a negative one-year gap, which occurs when the level of liabilities estimated to mature and reprice within one year are greater than the level of assets estimated to mature and reprice within that same time frame. If interest rates were to rise significantly, and for a prolonged period, the Bank's operating results could be adversely affected. Gap analysis attempts to estimate the Bank's earnings sensitivity based on many assumptions, including, but not limited to, the impact of contractual repricing and maturity characteristics for rate-sensitive assets and liabilities.

Changes in interest rates will also affect the level of voluntary prepayments on the Bank's loans and the receipt of payments on the Bank's mortgage-backed securities, resulting in the receipt of proceeds that the Bank may have to reinvest at a lower rate than the loan or mortgage-backed security being prepaid. Finally, changes in interest rates can result in the flow of funds away from the banking institutions into investments in U.S. government and corporate securities, and other investment vehicles which, because of the absence of federal insurance premiums and reserve requirements, among other reasons, generally can pay higher rates of return than banking institutions.

CONCENTRATION ON SMALL TO MEDIUM-SIZED BUSINESS CUSTOMERS

One of the primary focal points of the Bank's business strategy is serving the banking and financial services needs of small to medium-sized businesses in the Bank's geographic region. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions deteriorate in the Milwaukee, Ozaukee, Racine and Waukesha County region of Wisconsin, the businesses of the Bank's lending clients and their ability to repay outstanding loans may be negatively affected. As a consequence, the Bank's results of operations and financial condition may be adversely affected.

GOVERNMENT REGULATION AND MONETARY POLICY

The Registrant and the Bank are subject to extensive state and federal government supervision, regulation and control. Existing state and federal banking laws subject the Registrant and the Bank to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of the Bank's banking business. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or the operations of the Bank, to the advantage of the Bank's non-bank competitors. In addition, economic and monetary policy of the Federal Reserve may increase the Bank's cost of doing business and affect its ability to attract deposits and make loans. The techniques used by the Federal Reserve include setting the reserve requirements of banks and establishing the discount rate on bank borrowings. The policies of the Federal Reserve have a direct effect on the amount of bank loans and deposits, and the interest rates charged and paid there on.

BANK'S BORROWERS

The Bank's loan customers may not repay their loans according to their terms, and the collateral securing the repayment of these loans may be insufficient to assure repayment. The risk of nonpayment of loans is inherent in commercial banking, and such nonpayment, if it occurs, may have a material adverse effect on the Bank's results of operations and overall financial condition. The Bank's management attempts to minimize the Bank's credit exposure by carefully monitoring the concentration of its loans within specific industries and through prudent loan application and approval procedures, including a determination of the creditworthiness of borrowers and the value of the assets serving as collateral for repayment of certain loans. However, there can be no assurance that such monitoring and procedures will reduce such lending risks.

ALLOWANCE FOR LOAN LOSSES

The Bank makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors. The Bank's allowance for loan losses is established by management and is maintained at a level considered adequate by management to absorb loan losses that are inherent in the Bank's portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Bank's control, and such losses may exceed current estimates. Although the Bank's management believes that the allowance for loan losses as of the end of each fiscal quarter is adequate to absorb probable and estimatible losses in its portfolio of loans, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

In addition, federal and state regulators periodically review the Bank's allowance for potential loan losses and may require the Bank to increase its provision for potential loan losses or recognize further loan charge-offs, based on judgments different than those of the Bank's management. Any increase in the

Bank's allowance for potential loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on the operating results of the Bank.

Non-performing loans at December 31, 2005 were $2.9 million compared to $1,963,000 at December 31, 2004. Management believes that the recent increase in non-performing loans is a result of normal business fluctuations. No assurance can be given that non-performing loans will not increase in the future.

MORTGAGE AND CONSTRUCTION LOANS

The Bank offers fixed and adjustable interest rates on loans, with terms of up to 30 years. Although the majority of the residential mortgage loans that the Bank originates are fixed-rate, adjustable rate mortgage ("ARM") loans increase the responsiveness of the Bank's loan portfolios to changes in market interest rates. However, because ARM loans are more responsive to changes in market interest rates than fixed-rate loans, ARM loans also increase the possibility of delinquencies in periods of high interest rates.

The Bank also originates loans secured by mortgages on commercial real estate and multi-family residential real estate. Since these loans usually are larger than one-to-four family residential mortgage loans, they generally involve greater risks than one-to-four family residential mortgage loans. In addition, since customers' ability to repay these loans often is dependent on operating and managing those properties successfully, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties. Moreover, the commercial real estate business is subject to downturns, overbuilding and local economic conditions.

The Bank also makes construction loans for residences and commercial buildings, as well as on unimproved property. While these loans enable the Bank to increase the interest rate sensitivity of its loan portfolios and receive higher yields than those obtainable on permanent residential mortgage loans, the higher yields correspond to higher risk perceived to be associated with construction lending. These include risks associated generally with loans on the type of property securing the loan. Moreover, commercial construction lending often involves disbursing substantial funds with repayment dependent largely on the success of the ultimate project instead of the borrower's or guarantor's ability to repay. Again, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties.

LENDING LIMITS

The Bank's current lending limit, as of December 31, 2005 is approximately $14,892,000 per customer. Some of the Bank's competitors have higher lending limits. Accordingly, the size of the loans that the Bank can offer to potential customers is sometimes less than the size of loans that the Bank's competitors are able to offer. This limit may affect the ability of the Bank to seek relationships with area businesses and to generate an acceptable return on assets. The Bank attempts to accommodate loan volume in excess of its lending limit through the sale of participations in such loans to other banks or sell the loan outright while retaining the servicing right. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that the Bank will be able to engage in participations of such loans or on terms favorable to the Bank.

COMPETITION

The financial services industry is highly competitive. The Bank faces intense competition from financial institutions in Milwaukee, Ozaukee, Racine and Waukesha Counties and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that are aggressively expanding into markets traditionally served by banks. Many of the Bank's non-bank competitors are not subject to the same degree of regulation as are imposed on bank holding companies, federally insured banks and Wisconsin-chartered state banks. As a result, such non-bank competitors may have advantages over the Bank in providing certain services. The Bank also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition and resources than the Bank. Expanded interstate banking may increase competition from out-of-state banking organizations and other financial institutions. As a relatively small bank, the Bank may lack the resources to compete effectively in the financial services market.

TECHNOLOGICAL CHANGE

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank's future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in the Bank's operations. A number of the Bank's competitors may have substantially greater resources to invest in technological improvements. There can be no assurance that the Bank will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

ABILITY TO RESELL STOCK

There is no public or other trading market for the Registrant's common stock and no market is expected to develop in the foreseeable future. Therefore, shareholders may be unable to resell their stock quickly or on favorable terms.

Item 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------

None

Item 2.   PROPERTIES
          ----------
Tri City National Bank has thirty-four locations in the Metropolitan Milwaukee area, including Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant and South Milwaukee. The Bank owns fourteen of its locations and leases twenty locations, including eighteen full service banking centers located in grocery stores.

Registrant   believes  that  its  bank  locations  are  in  buildings  that  are attractive, efficient and adequate for their operations, with sufficient space for parking and drive-in facilities.


Item 3.   LEGAL PROCEEDINGS
          -----------------
The Registrant is not party to any material legal proceedings.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted during the fourth quarter of 2005 to a vote of security holders.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITTIES
          ----------------------------------------------------------------------

The information required by Item 5 is incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
29).

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

The information required by Item 6 is incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 28).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          ----------------------------------------------------------------------

The information required by Item 7 is incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 28).

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The information required by Item 7A is incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 22 to 24).

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          --------------------------------------------------------

The information required by Item 8 is incorporated herein by reference to Registrant's 2005 Annual Report to Stockholders (Pages 31 to 60).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------------------------
None

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

Item 9B.  OTHER INFORMATION
          -----------------
None

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 14, 2006 ("The 2006 Proxy Statement") under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".


Item 11. EXECUTIVE COMPENSATION
         ----------------------

The information required by Item 11 is incorporated herein by reference to the 2006 Proxy Statement under the caption entitled "Executive Compensation".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         -----------------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to the 2006 Proxy Statement under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to the 2006 Proxy Statement under the caption entitled "Loans and Other Transactions with Management".

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

The information required by Item 14 is incorporated herein by reference to the 2006 Proxy Statement under the caption entitled "Principal Accountant Fees and Services."

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

         (3) Listing of Exhibits

             Exhibit  3.1 - Restated  Articles  of  incorporation  (incorporated herein by reference to Exhibit 3.2 to Registrant's current report on Form 8-K filed February 12,2003).

             Exhibit  3.2 - By-Laws (incorporated herein by reference to Exhibit
                            3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

             Exhibit 10.1*- Tri City  Bankshares Corporation 2003 Stock Purchase
                            Plan, incorporated herein by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-8(Reg. No. 333-111617) filed on December 30, 2003.

             Exhibit 10.2* - Summary  of compensation  arrangements with certain persons

             Exhibit 10.4* - Summary of director compensation

             Exhibit 10.5* - Description  of  consulting   arrangements  between
                             Registrant and Mr. William J. Werry.

             Exhibit 13    - Annual  Report to  Stockholders for  the year ended
                             December 31, 2005.

                             With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, and 8 of this Form 10-K, the 2004 Annual Report to Stockholders is not deemed filed as part of this report.

             Exhibit 21    - Subsidiaries of Registrant.

             Exhibit 23    - Consent of Virchow, Krause & Company, LLP

             Exhibit 31    - Rule 13a -14(a) or  15d-14(a) Under  the Securities
                             and Exchange Act of 1934, as amended, Certification

             Exhibit 32    - 18 U.S.C. Section 1350 Certification



*A Management contract or compensation plan or arrangement

                                     PART IV


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 15(a)(1), (2) and (b)

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL

                               STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          Year Ended December 31, 2005

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

                         FORM 10-K-ITEM 15(a)(1) and (2)

                         TRI CITY BANKSHARES CORPORATION

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and reports of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2005, are incorporated by reference in Item 8:

     Consolidated Balance Sheets-December 31, 2005 and 2004

     Consolidated Statements of Income-Years ended December 31, 2005, 2004 and 2003

     Consolidated Statements of Stockholders' Equity-Years ended December 31, 2005, 2004 and 2003.

     Consolidated Statements of Cash Flows-Years ended December 31, 2005, 2004 and 2003.

     Notes to Consolidated Financial Statements-Years ended December 31, 2005, 2004 and 2003.

     Report of Independent Registered Public Accounting Firm

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

TRI CITY BANKSHARES CORPORATION

BY:   /s/ Henry Karbiner, Jr.
      ------------------------------
      Henry Karbiner, Jr., President

      Date:      March 29, 2006
            -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                       Capacity                              Date


 /s/ Henry Karbiner, Jr.                                              03/29/06
 -----------------------                                              --------
 Henry Karbiner, Jr.         Chairman of the Board and
                             Chief Executive Officer
                             (Principal Executive and
                             Financial Officer)


 /s/ Ronald K. Puetz                                                  03/29/06
 -----------------------                                              --------
 Ronald K. Puetz             Executive Vice-President and
                             Director


 /s/ Scott A. Wilson                                                 03/29/06
 -----------------------                                             --------
 Scott A. Wilson             Senior Vice President and
                             Secretary and Director


/s/ Robert W. Orth                                                   03/29/06
------------------------                                             --------
 Robert W. Orth              Senior Vice President and
                             Director


 /s/ Scott D. Gerardin                                               03/29/06
 -----------------------                                             --------
 Scott D. Gerardin           Senior Vice President, General
                             Counsel and Director


/s/ Thomas W. Vierthaler                                             03/29/06
------------------------                                             --------
 Thomas W. Vierthaler        Vice President and Comptroller
                             (Principal Accounting Officer)

  /s/ Frank J. Bauer                                                03/29/06
------------------------                                            --------
 Frank J. Bauer              Director


 /s/ William N. Beres                                               03/29/06
 -----------------------                                            --------
 William N. Beres            Director


                                                                    03/29/06
------------------------                                            --------
 Sanford Fedderly            Director


                                                                   03/29/06
------------------------                                           --------
 William Gravitter           Director


                                                                   03/29/06
------------------------                                           --------
 Christ Krantz               Director


 /s/ Brian T. McGarry                                              03/29/06
 -----------------------                                           --------
 Brian T. McGarry            Director


 /s/ Agatha T. Ulrich                                              03/29/06
 -----------------------                                           --------
 Agatha T. Ulrich            Director


 /s/ David A. Ulrich, Jr.                                          03/29/06
 -----------------------                                           --------
 David A. Ulrich, Jr.        Director


/s/ William J. Werry                                               03/29/06
------------------------                                           --------
 William J. Werry            Director