Form 10-Q
period 2006-03-31
TRI CITY BANKSHARES CORP
filed 2006-05-11
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filter" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                       -----                  -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      NO  X
   -----   -----

The number of shares outstanding of $1.00 par value common stock, as of April 28, 2006: 8,729,888 shares.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of Tri City Bankshares Corporation are as follows:

             Condensed Consolidated Balance Sheets as of
             March 31, 2006 and December 31, 2005

             Condensed Consolidated Statements of Income for the Three Months ended March 31, 2006 and 2005

             Condensed Consolidated Statements of Cash Flows
             For the Three Months ended March 31, 2006 and 2005

             Notes to Unaudited Condensed Consolidated Financial
             Statements

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                            March 31,    December 31,
                                                                              2006            2005
                                                                              ----            ----
   Cash and due from banks                                              $  25,900,217   $  50,249,590
   Federal funds sold                                                      26,667,164       6,334,444
                                                                        -------------   -------------
       Cash and cash equivalents                                           52,567,381      56,584,034
   Held to maturity securities, fair value of $130,026,088 and
       $135,885,382 as of 2006 and 2005, respectively                     132,444,219     137,911,201
   Loans, less allowance for loan losses of $5,672,859 and
       $5,665,519 as of 2006 and 2005, respectively                       497,528,092     510,891,444
   Premises and equipment - net                                            20,760,828      20,894,633
   Cash surrender value of life insurance                                  10,857,865      10,753,006
   Mortgage servicing rights - net                                            862,254         887,885
   Accrued interest receivable and other assets                             4,672,826       4,385,778
                                                                        -------------   -------------
          TOTAL ASSETS                                                  $ 719,693,465   $ 742,307,981
                                                                        =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
       Demand                                                           $ 143,873,609   $ 148,606,402
       Savings and NOW                                                    346,137,231     363,633,279
       Other time                                                         127,921,545     127,051,767
                                                                        -------------   -------------
          Total Deposits                                                  617,932,385     639,291,448
   Federal funds purchased and securities sold under
       repurchase agreements                                                       --              --
   Other borrowings                                                           133,337       2,432,163
   Accrued interest payable and other liabilities                           1,581,768       1,783,112
                                                                        -------------   -------------
       Total Liabilities                                                  619,647,490     643,506,723
                                                                        -------------   -------------
STOCKHOLDERS' EQUITY
    Cumulative preferred stock, $1 par value, 200,000 shares
       authorized, no shares issued                                                --              --
   Common stock, $1 par value,
       15,000,000 shares authorized, 8,674,960 and
       8,615,527 shares issued and outstanding as of 2006 and 2005,
       respectively                                                         8,674,960       8,615,527
   Additional paid-in capital                                              22,323,779      21,233,200
   Retained earnings                                                       69,047,236      68,952,531
                                                                        -------------   -------------
       Total Stockholders' Equity                                         100,045,975      98,801,258
                                                                        -------------   -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 719,693,465   $ 742,307,981
                                                                        =============   =============





       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                2006         2005
                                                                                ----         ----
INTEREST INCOME
   Loans                                                                     $8,316,095   $7,106,693
   Investment securities
        Taxable                                                                 888,150      910,581
       Exempt from federal income taxes                                         335,990      483,947
   Federal funds sold                                                           116,044        1,341
                                                                             ----------   ----------
       Total Interest Income                                                  9,656,279    8,502,562
                                                                             ----------   ----------
INTEREST EXPENSE
   Deposits                                                                   2,482,086    1,367,771
   Federal funds purchased and securities sold under repurchase agreements       28,687      180,522
   Other borrowings                                                               9,694        4,856
                                                                             ----------   ----------
       Total Interest Expense                                                 2,520,467    1,553,149
                                                                             ----------   ----------
Net interest income before provision for loan losses                          7,135,812    6,949,613
   Provision for loan losses                                                     60,000           --
                                                                             ----------   ----------
Net interest income after provision for loan losses                           7,075,812    6,949,613

NONINTEREST INCOME
   Service charges on deposits                                                1,820,358    1,545,509
   Loan servicing income                                                         57,145       65,233
   Net gain on sale of loans                                                     74,239      131,285
   Increase in cash surrender value of life insurance                           104,859       98,483
   Gain on sale of other assets                                                    --        653,282
   Other                                                                        278,374      230,398
                                                                             ----------   ----------
       Total Noninterest Income                                               2,334,975    2,744,190
                                                                             ----------   ----------
NONINTEREST EXPENSES
   Salaries and employee benefits                                             3,656,415    3,402,682
   Net occupancy costs                                                          592,538      547,065
   Furniture and equipment expenses                                             390,396      400,296
   Computer services                                                            541,305      438,081
   Advertising and promotional                                                  358,081      276,727
   Regulatory agency assessments                                                 56,694       60,407
   Office supplies                                                              120,865      119,379
   Other                                                                        752,376      644,200
                                                                             ----------   ----------
       Total Noninterest Expenses                                             6,468,670    5,888,837
                                                                             ----------   ----------
Income before income taxes                                                    2,942,117    3,804,966
   Less:  Applicable income taxes                                               952,000    1,254,000
                                                                             ----------   ----------
       NET INCOME                                                            $1,990,117   $2,550,966
                                                                             ==========   ==========
         Basic earnings per share                                            $     0.23   $     0.30
         Dividends per share                                                 $    0.220   $    0.195
         Weighted average shares outstanding                                  8,658,403    8,455,462



       See notes to unaudited condensed consolidated financial statements.

16




                         TRI CITY BANKSHARES CORPORATION
                 CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                 2006            2005
                                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                              $  1,990,117    $  2,550,966
    Adjustments to reconcile net income to net cash flows provided by operating activities
        Depreciation                                                                             540,497         542,766
        Amortization of servicing rights, premiums and  discounts                                (35,543)         80,944
        Gain on sale of loans                                                                    (74,239)       (131,285)
        Provision for loan losses                                                                 60,000              --
        Gain on sale of other assets                                                                --          (653,282)
        Proceeds from sales of loans held for sale                                             4,722,717       6,698,711
        Originations of loans held for sale                                                   (4,683,605)     (6,617,054)
        Increase in cash surrender value of life insurance                                      (104,859)        (98,483)
        Loss on sale of  other real estate owned                                                   4,500              --
        Net change in
           Accrued interest receivable and other assets                                         (356,548)       (489,657)
           Accrued interest payable and other liabilities                                       (201,344)        842,408
                                                                                            ------------    ------------
        Net Cash Flows Provided by Operating Activities                                        1,861,693       2,726,034
                                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Activity in held to maturity securities
        Maturities, prepayments and calls                                                      5,563,283       3,644,927
        Purchases                                                                                   --        (2,523,170)
    Net decrease (increase) in loans                                                          13,303,352      (5,652,551)
    Purchases of premises and equipment - net                                                   (406,692)       (742,647)
    Proceeds from sale of other assets                                                              --           653,282
    Proceeds from sale of other real estate owned                                                 65,000            --
                                                                                            ------------    ------------
        Net Cash Flows Provided by (Used in) Investing Activities                             18,524,943      (4,620,159)
                                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                                 (21,359,063)    (25,579,813)
    Net change in federal funds purchased and securities sold under repurchase agreements           --        20,103,516
    Net change in other borrowings                                                            (2,298,826)       (827,310)
    Dividends paid                                                                            (1,895,412)     (1,640,654)
    Common stock issued - net                                                                  1,150,012       1,070,770
                                                                                            ------------    ------------
        Net Cash Flows Used in Financing Activities                                          (24,403,289)     (6,873,491)
                                                                                            ------------    ------------

           Net Change in Cash and Cash Equivalents                                            (4,016,653)     (8,767,616)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               56,584,034      35,425,012
                                                                                            ------------    ------------

    CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $ 52,567,381    $ 26,657,396
                                                                                            ============    ============



       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2005. The December 31, 2005 financial information included herein is derived from the December 31, 2005 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of March 31, 2006 and the results of its operations and cash flows for the three month periods ended March 31, 2006 and 2005. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first three months of 2006 are not necessarily indicative of the results which may be expected for the entire 2006 fiscal year.

(B) RECENT ACCOUNTING DEVELOPMENTS

     In December 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock Issued to Employees." SFAS 123R was effective January 1, 2006. The Corporation issues a limited number of shares to certain Bank employees at fair value each year and does not issue stock options. Consequently, the adoption of SFAS 123R did not have an effect on the Corporation's consolidated financial statements for the three month period ended March 31, 2006.

     In March 2006, the FASB issued SFAS 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is required immediately. The adoption of this provision had no significant effect on the Company's Consolidted Financial Statements. The Company is required to adopt all other provisions of this statement beginning in 2007 although earlier adoption was permitted in 2006 prior to filing of an entity's first financial report for that year. The Company has not adopted the remaining provision SFAS 156 in 2006. Management is currently evaluating the impact that the adoption of the remaining provision SFAS 156 will have on its consolidated financial statements.

(C) RECLASSIFICATIONS:

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

     Forward-looking statements are subject to significant risks and uncertainties and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, which item is incorporated herein by reference.

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

CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require us to use our judgment. Two of the more significant policies are:

     o Establishing the amount of the provision and allowance for loan losses. We evaluate our loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are five components: (1) historic review of losses and allowance coverage based on peak and average loss volume; (2) review of portfolio trends in volume and composition with attention to possible concentrations; (3) review of delinquency trends and loan performance compared to our peer group; (4) review of local and national economic conditions; and (5) quality review analysis of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision. If we misjudge the adequacy of the allowance and experience additional losses, a charge to earnings may result.

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

FINANCIAL CONDITION

     The Corporation's total assets decreased $22.6 million (3.0%) during the first quarter of 2006. Cash and cash equivalents decreased $4.0 million (7.1%) during that period, associated with activity normally seen during the first quarter. Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending.

     Investment securities decreased $5.5 million (4.0%) during the first quarter of 2006. Approximately $5.5 million of the banking subsidiary's investment portfolio was redeemed through normal maturities or scheduled calls. Management continues to follow its practice of holding to maturity its investment portfolio.

     Loans decreased $13.4 million (2.6%) during the first quarter of 2006. Commercial loan growth slowed in the last quarter of 2005, and during the first quarter of 2006. New loan originations did not offset several large payoffs of portfolio loans resulting in a decrease of $13.4 million for the quarter ended March 31, 2006. Management remains optimistic that the loan portfolio will increase over time despite pressure from increased rates and the competitive market.

     The allowance for loan losses increased $7,300 (0.1%) to $5.7 million during the first three months of 2006. Asset quality remains strong in the banking subsidiary loan portfolio. A $60,000 provision for loan loss was recorded in the first quarter of 2006. The net increase in the loan loss allowance from period to period represents the net difference of charge-offs versus the provision and loan recoveries.

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

     Deposits at the Corporation decreased $21.4 million (3.3%) during the first quarter of 2006. As noted above, there is typically a short-term increase in commercial and municipal deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or funds management programs.

     Total borrowings of the Corporation decreased $2.3 million (94.5%) during the first three months of 2006. As a result of decreases in the investment and loan portfolio, the borrowing needs of the banking subsidiary were reduced. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the banking subsidiary's federal funds facility through its primary correspondent bank.

     The Corporation's equity increased $1.2 million (1.3%) during the first quarter of 2006. The Corporation received proceeds of $1.2 million from the sale of common stock primarily through the Dividend Reinvestment Plan offered to shareholders and paid $1.9 million in dividends. Liquidity

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that their efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $69.3 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.

CAPITAL EXPENDITURES

     The banking subsidiary has no other major capital expansion projects currently in place for 2006, however if a project is identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure.

RESULTS OF OPERATIONS

     The Corporation's net income decreased $560,849 (22.0%) during the first quarter of 2006 compared to the same period in 2005. Net interest income increased $186,199 (2.7%) to $7.1 million for the first quarter of 2006 compared to $6.9 million for the first quarter last year. The net interest income after provision for loan losses increased by $126,199, after a $60,000 increase in the provision for loan losses during the first quarter of 2006 as compared to the same period in 2005.

     Total interest income on loans increased $1.2 million (17.0%) in the first three months of 2006 compared to the first three months of 2005. Year-to-date 2006 loan yields are up to 6.45% from 5.84% in 2005. The Board of Governors of the Federal Reserve has continued to increase rates during the past 12 months, with 8 hikes of 25 basis points each increasing the federal funds rate to 4.75% and resulting in corresponding increases to the subsidiary bank's reference rate to 7.75%. These changes, plus loan portfolio growth of $26.3 million over the comparable period last year is the primary reason for the increase in interest earnings.

     Investment security interest income decreased $170,388 (12.2%) during the first quarter of 2006 compared to the first quarter of 2005. This change is the result of a decrease of $25.6 million in the investment portfolio, with $27.6 million in municipal securities maturing and $2.0 million net increase in U. S. Agencies. The average tax equivalent year-to-date yield derived from all investments was virtually unchanged at 4.16% during the first quarter of 2006 compared to 4.14% in the first quarter of 2005.

     Approximately $23.4 million in investment securities are scheduled to mature during the next nine months. In addition, approximately $82.0 million of other securities are subject to calls during the same period. Such calls are unlikely, however, given the rising rate environment.

     Interest expense increased $967,518 (62.3%) during the first quarter of 2006 compared to the first quarter of 2005. An increase in the year-to-date yield of 74 basis points on interest bearing deposits (from 1.42% to 2.16%) accounted for most ($826,500) of this variance. The remaining $141,000 variance resulted from a net volume increase to interest bearing funds of $31.4 million for the period ending March 31, 2006 vs. 2005. This is the result of a $62.6 million increase in interest bearing deposits, partially offset by a $31.4 million decrease in borrowed funds.

     Non-interest income decreased $409,215 (14.9%) during the first quarter of 2006 compared to the same period of 2005. The decrease is primarily due to a gain of $653,282 in 2005 from the sale of the Corporation's interest in Pulse,Inc., the driver of our ATM network. Non-interest income (excluding the effect of the gain from the Pulse sale) increased $244,067 as fees and service charges generated from deposit accounts improved over those generated in the first quarter of 2005.

     A summary of the change in income for the quarters ended March 31, 2006 and 2005 appears below:

Three Months Ended                      March 31,      March 31,        2006
                                          2006           2005        Over(Under)
                                      (UNAUDITED)    (UNAUDITED)        2005
                                      -----------    -----------      -------
Revenue and Expenses: (000's)
  Interest income                       $ 9,656        $ 8,503        $ 1,153
  Less: Interest expense                  2,520          1,553            967
                                        -------        -------        -------

       Net interest income before
        provision for loan losses         7,136          6,950            186
Less: Provision for loan losses              60              0             60
                                        -------        -------        -------
       Net interest income after
        provision for loan losses         7,076          6,950            126
Non-interest income                       2,335          2,744           (409)
Non-interest expenses                     6,469          5,889            580
                                        -------        -------        -------
       Income from Operations             2,942          3,805           (863)
Tax Provision                               952          1,254           (302)
                                        -------        -------        -------

       NET INCOME                       $ 1,990        $ 2,551        $  (561)
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

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 20.24% and its leverage ratio is 14.02% as of March 31, 2006.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

     Item 1A  RISK FACTORS

              There  have   been  no  material   changes  to  the  risk  factors
              previously disclosed in response to Item 1A to Part I of our 2005 Annual Report on Form 10-K

     Item 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              During the quarter ended March 31, 2006, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

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

DATE: May 11, 2006                       /s/Henry Karbiner Jr.
      ---------------------              ---------------------------------------
                                         Henry Karbiner, Jr.
                                         President, Chief Executive Officer and
                                         Treasurer (Principal Executive Officer)


DATE: May 11, 2006                       /s/Thomas W. Vierthaler
      ---------------------              ---------------------------------------
                                         Thomas W. Vierthaler
                                         Vice President and Comptroller
                                         (Chief Accounting Officer)