Form 10-Q
period 2006-06-30
TRI CITY BANKSHARES CORP
filed 2006-08-09
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                      placeCityWashington, StateD.C. 20549
                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                       6400 S. 27th Street, Oak Creek, WI
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                      53154
                                    --------
                                    Zip Code

                                  (414)761-1610
                                -----------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X  NO
   -----  -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                       -----                  -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      NO  X
   -----   -----

The number of shares outstanding of $1.00 par value common stock, as of July 31, 2006: 8,783,818 shares.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of Tri City Bankshares Corporation are as follows:

                   Condensed Consolidated Balance Sheets as of
                   June 30, 2006 and December 31, 2005

                   Condensed Consolidated Statements of Income for the Three Months ended June 30, 2006 and 2005

                   Condensed Consolidated Statements of Income for the Six Months ended June 30, 2006 and 2005

                   Condensed Consolidated Statements of Cash Flows For the Six Months ended June 30, 2006 and 2005

                   Notes to Unaudited Condensed Consolidated Financial
                   Statements

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
-------------------------------------------------------------------------------
                                     ASSETS

                                                                    June 30,       December 31,
                                                                      2006             2005
                                                                      ----             ----
Cash and due from banks                                         $   28,885,655   $   50,249,590
Federal funds sold                                                  15,238,807        6,334,444
                                                                --------------   --------------
    Cash and cash equivalents                                       44,124,462       56,584,034
Held to maturity securities, fair value of $121,916,928 and
    $135,885,382 as of 2006 and 2005, respectively                 124,942,684      137,911,201
Loans, less allowance for loan losses of $5,687,576 and
    $5,665,519 as of 2006 and 2005, respectively                   504,580,614      510,891,444
Premises and equipment - net                                        20,646,814       20,894,633
Cash surrender value of life insurance                              10,960,489       10,753,006
Mortgage servicing rights - net                                        841,815          887,885
Accrued interest receivable and other assets                         4,154,974        4,385,778
                                                                --------------   --------------
       TOTAL ASSETS                                             $  710,251,852   $  742,307,981
                                                                ==============   ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Demand                                                      $  147,623,483   $ 148,606,402
    Savings and NOW                                                336,130,370     363,633,279
    Other time                                                     124,045,645     127,051,767
                                                                --------------   -------------
       Total Deposits                                              607,799,498     639,291,448
  Other borrowings                                                     138,912       2,432,163
  Accrued interest payable and other liabilities                       899,797       1,783,112
                                                                --------------   -------------
       Total Liabilities                                           608,838,207     643,506,723
                                                                --------------   -------------
STOCKHOLDERS' EQUITY
  Cumulative preferred stock, $1 par value, 200,000
      shares authorized, no shares issued                                   --              --
  Common stock, $1 par value,
      15,000,000 shares authorized, 8,729,888 and
      8,615,527 shares issued and outstanding as of
      2006 and 2005, respectively                                    8,729,888       8,615,527
  Additional paid-in capital                                        23,331,724      21,233,200
  Retained earnings                                                 69,352,033      68,952,531
                                                                --------------   -------------
      Total Stockholders' Equity                                   101,413,645      98,801,258
                                                                --------------   -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  710,251,852   $ 742,307,981
                                                                ==============   =============



See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                2006         2005
                                                                                ----         ----
INTEREST INCOME
   Loans                                                                     $8,565,445   $7,489,661
   Investment securities
        Taxable                                                                 872,661      823,410
       Exempt from federal income taxes                                         282,851      450,810
   Federal funds sold                                                           233,196       19,289
   Other                                                                          9,663        9,663
                                                                             ----------   ----------
       Total Interest Income                                                  9,963,816    8,792,833
                                                                             ----------   ----------
INTEREST EXPENSE
   Deposits                                                                   2,514,603    1,539,535
   Federal funds purchased and securities sold under repurchase agreements          907      242,055
   Other borrowings                                                              14,324        7,615
                                                                             ----------   ----------
       Total Interest Expense                                                 2,529,834    1,789,205
                                                                             ----------   ----------
Net interest income before provision for loan losses                          7,433,982    7,003,628
   Provision for loan losses                                                     60,000           --
                                                                             ----------   ----------
Net interest income after provision for loan losses                           7,373,982    7,003,628
                                                                             ----------   ----------
NONINTEREST INCOME
   Service charges on deposits                                                2,055,366    1,665,221
   Loan servicing income                                                         49,780       40,927
   Net gain on sale of loans                                                     84,970      118,952
   Increase in cash surrender value of life insurance                           102,624       97,701
   Gain on sale of other assets                                                      --       31,086
   Other                                                                        321,558      280,992
                                                                             ----------   ----------
       Total Noninterest Income                                               2,614,298    2,234,879
                                                                             ----------   ----------
NONINTEREST EXPENSES
   Salaries and employee benefits                                             3,698,070    3,419,208
   Net occupancy costs                                                          630,450      492,092
   Furniture and equipment expenses                                             396,843      410,995
   Computer services                                                            547,954      461,918
   Advertising and promotional                                                  389,906      366,093
   Regulatory agency assessments                                                 51,648       60,880
   Office supplies                                                              165,268      157,362
   Other                                                                        737,852      662,158
                                                                             ----------   ----------
       Total Noninterest Expenses                                             6,617,991    6,030,706
                                                                             ----------   ----------

Income before income taxes                                                    3,370,289    3,207,801
   Less:  Applicable income taxes                                             1,157,000    1,043,000
                                                                             ----------   ----------

       NET INCOME                                                            $2,213,289   $2,164,801
                                                                             ==========   ==========

         Basic earnings per share                                            $     0.25   $     0.25
         Dividends per share                                                 $     0.22   $    0.195
         Weighted average shares outstanding                                  8,714,194    8,505,357




See notes to unaudited condensed consolidated financial statements.

8




                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       For Six Months Ended dateMonth6Day30Year2006June 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                 2006          2005
                                                                                 ----          ----
INTEREST INCOME
   Loans                                                                     $16,881,540   $14,596,354
   Investment securities
        Taxable                                                                1,760,811     1,733,991
       Exempt from federal income taxes                                          618,841       934,757
   Federal funds sold                                                            349,240        20,630
   Other                                                                           9,663         9,663
                                                                             -----------   -----------
       Total Interest Income                                                  19,620,095    17,295,395
                                                                             -----------   -----------
INTEREST EXPENSE
   Deposits                                                                    4,996,689     2,907,306
   Federal funds purchased and securities sold under repurchase agreements        29,594       422,577
   Other borrowings                                                               24,018        12,271
                                                                             -----------   -----------
       Total Interest Expense                                                  5,050,301     3,342,154
                                                                             -----------   -----------
Net interest income before provision for loan losses                          14,569,794    13,953,241
   Provision for loan losses                                                     120,000            --
                                                                             -----------   -----------
Net interest income after provision for loan losses                           14,449,794    13,953,241
                                                                             -----------   -----------
NONINTEREST INCOME
   Service charges on deposits                                                 3,875,724     3,210,730
   Loan servicing income                                                         106,925       106,160
   Net gain on sale of loans                                                     159,209       250,237
   Increase in cash surrender value of life insurance                            207,483       196,184
   Gain on sale of other assets                                                       --       684,368
   Other                                                                         599,932       531,390
                                                                             -----------   -----------
       Total Noninterest Income                                                4,949,273     4,979,069
                                                                             -----------   -----------
NONINTEREST EXPENSES
   Salaries and employee benefits                                              7,354,485     6,821,890
   Net occupancy costs                                                         1,222,988     1,039,157
   Furniture and equipment expenses                                              787,239       811,291
   Computer services                                                           1,089,259       899,999
   Advertising and promotional                                                   747,987       642,820
   Regulatory agency assessments                                                 108,342       121,287
   Office supplies                                                               286,133       276,741
   Other                                                                       1,490,228     1,306,358
                                                                             -----------   -----------
       Total Noninterest Expenses                                             13,086,661    11,919,543
                                                                             -----------   -----------
Income before income taxes                                                     6,312,406     7,012,767
   Less:  Applicable income taxes                                              2,109,000     2,297,000
                                                                             -----------   -----------
       NET INCOME                                                            $ 4,203,406   $ 4,715,767
                                                                             ===========   ===========

         Basic earnings per share                                            $      0.48   $      0.56
         Dividends per share                                                 $      0.44   $      0.39
         Weighted average shares outstanding                                   8,686,453     8,480,547



See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONDENCED CONSOLIDATED STATEMENTS OF
                         CASH FLOWS For Six Months Ended
                             June 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                        2006            2005
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                     $  4,203,406    $  4,715,767
    Adjustments to reconcile net income to net cash flows provided by operating activities
        Depreciation                                                                  1,080,680       1,089,486
        Amortization of servicing rights, premiums and  discounts                       186,746         110,036
        Gain on sale of loans                                                          (159,209)       (250,237)
        Provision for loan losses                                                       120,000              --
        Gain on sale of other assets                                                         --        (684,368)
        Proceeds from sales of loans held for sale                                   11,066,933      15,065,016
        Originations of loans held for sale                                         (10,990,055)    (14,926,047)
        Increase in cash surrender value of life insurance                             (207,483)       (196,184)
        Loss on sale of  other real estate owned                                         25,449           6,496
        Net change in
           Accrued interest receivable and other assets                                 101,304         244,853
           Accrued interest payable and other liabilities                              (883,315)        (99,191)
                                                                                   ------------    ------------
        Net Cash Flows Provided by Operating Activities                               4,544,456       5,075,627
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Activity in held to maturity securities
        Maturities, prepayments and calls                                            19,319,223      20,318,485
        Purchases                                                                    (6,409,051)     (4,541,450)
    Net decrease (increase) in loans                                                  6,190,830     (25,578,124)
    Purchases of premises and equipment - net                                          (832,861)     (1,164,768)
    Proceeds from sale of other assets                                                     --           684,368
    Proceeds from sale of other real estate owned                                       104,051          38,204
                                                                                   ------------    ------------
        Net Cash Flows Provided by (Used in) Investing Activities                    18,372,192     (10,243,285)
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                        (31,491,950)    (22,412,651)
    Net decrease in federal funds purchased and securities sold under repurchase
      agreements                                                                           --        21,793,940
    Net decrease in other borrowings                                                 (2,293,251)     (1,508,020)
    Dividends paid                                                                   (3,803,904)     (3,292,019)
    Common stock issued - net                                                         2,212,885       2,022,821
                                                                                   ------------    ------------
        Net Cash Flows Used in Financing Activities                                 (35,376,220)     (3,395,929)
                                                                                   ------------    ------------
           Net Change in Cash and Cash Equivalents                                  (12,459,572)     (8,563,587)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      56,584,034      35,425,012
                                                                                   ------------    ------------
    CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 44,124,462    $ 26,861,425
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

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of June 30, 2006 and the results of its operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first six months of 2006 are not necessarily indicative of the results which may be expected for the entire 2006 fiscal year.

(B) RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock Issued to Employees." SFAS 123R was effective January 1, 2006. The Corporation issues a limited number of shares to certain Bank employees at fair value each year and does not issue stock options. Consequently, the adoption of SFAS 123R did not have an effect on the Corporation's consolidated financial statements for the six month period ended June 30, 2006.

In March 2006, the FASB issued SFAS 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement was required upon issuance. The adoption of this provision had no significant effect on the Company's 2006 consolidated financial statements. The Company is required to adopt all other provisions of this statement beginning in 2007 although earlier adoption was permitted in 2006 prior to filing of an entity's first financial report for that year. The Company has not adopted the remaining provisions of SFAS 156 in 2006. Management is currently evaluating the impact that the adoption of the remaining provisions of SFAS 156 will have on its consolidated financial statements.

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


     Forward-looking statements are subject to significant risks and uncertainties and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated herein by reference.


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

FINANCIAL CONDITION


     The Corporation's total assets have decreased $32.1 million (4.3%) during the first two quarters of 2006. Cash and cash equivalents decreased $12.5 million (22.0%) during that period, associated with activity normally seen during the first two quarters. Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending.


     Investment securities decreased $13.0 million (9.4%) during the first two quarters of 2006. Approximately $19.3 million of the banking subsidiary's investment portfolio was redeemed through normal maturities or scheduled calls. The proceeds from these investment maturities and scheduled calls were used to reduce the banking subsidiary's borrowings. Management continues to follow its practice of holding to maturity its investment portfolio.


     Loans decreased $6.3 million (1.2%) during the first two quarters of 2006. Commercial loan growth slowed in the last quarter of 2005, and remained sluggish during the first quarter of 2006. New loan originations did not offset several large payoffs of portfolio loans resulting in a decrease of $13.4 million for the quarter ended March 31, 2006. Growth in the second quarter of 2006 improved as gross loan balances increased $7.1 million (1.4%) to $510.3 million by the end of the quarter. Management remains optimistic that the pace of the increases in the loan portfolio will continue to grow in the second half of the year despite pressure from rising rates and a competitive market.


     The allowance for loan losses increased $22,100 (0.4%) to $5.7 million during the first six months of 2006. Asset quality remains strong in the banking subsidiary loan portfolio. A $60,000 provision for loan loss was recorded in both the first and second quarters of 2006 resulting in a provision for loan losses of $120,000. The net increase in the loan loss allowance from period to period represents the difference of charge-offs versus the newly allocated provision, plus any loan recoveries.


     The allowance reflects management's best estimate of estimatable losses in the current loan portfolio that may occur in the ordinary course of business, taking into consideration past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral;

peer  group  comparisons;   regulatory  guidance  and  other  relevant  factors.
Management continues to monitor the quality of new loans that the Corporation originates each year as well as review existing loan performance.


     Deposits at the Corporation decreased $31.5 million (4.9%) during the first six months of 2006. As noted above, there is typically a short-term increase in municipal and commercial deposits in December of each year. These deposits tend to be transferred to investment funds management programs at the beginning of the succeeding year.


     Total borrowings of the Corporation decreased $2.3 million (94.3%) during the first six months of 2006. As a result of decreases in the investment and loan portfolio, the borrowing needs of the banking subsidiary were reduced. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the banking subsidiary's federal funds facility with two correspondent banks.


     The Corporation's equity increased $2.6 million (2.6%) during the first two quarters of 2006. The Corporation received proceeds of $2.2 million from the sale of common stock primarily through the Dividend Reinvestment Plan offered to shareholders and paid $3.8 million in dividends.

LIQUIDITY


     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that its efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $64.7 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.


CAPITAL EXPENDITURES


     The banking subsidiary has no major capital expansion projects currently in place for the second half of 2006, however, if a project is identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure.


RESULTS OF OPERATIONS


                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005


     The Corporation's net income increased $48,500 (2.2%) during the second quarter of 2006 compared to the same period in 2005. Net interest income increased $430,400 (6.1%) to $7.4 million for the second quarter of 2006 compared to $7.0 million for the second quarter last year. The net interest income after provision for loan losses was impacted by a $60,000 increase in the provision for loan losses during the second quarter of 2006 as compared to no increase in the comparable period in 2005. As a result, net interest income after the provision for loan losses increased $370,400 (5.3%) during the second quarter of 2006 compared to the second quarter of 2005.


     Interest income on loans increased $1.1 million (14.4%) in the second quarter of 2006 compared to the second quarter of 2005. Year-to-date 2006 loan yields are up to 6.66% from 6.08% in 2005. This 58 basis point increase is the primary reason for the increase in interest earnings on loans. Additionally, portfolio growth of $13.7 million over the comparable period last year has contributed to the increase.


     Interest income on investment securities decreased $118,700 (9.3%) during the second quarter of 2006 compared to the second quarter of 2005. The average tax equivalent year-to-date yield derived from all investments increased by 18 basis points during the second quarter of 2006 compared to the second quarter of 2005. Accordingly this decrease is primarily due to volume, as balances of investment securities for the period ending June 30, 2006 have declined $18.7 million (13.0%) compared to June 30, 2005.


     Approximately $9.6 million in investment securities are scheduled to mature during the next six months. In addition, approximately $76.5 million of other securities are subject to calls during the same period, however, such calls are unlikely given the current rising rate environment.


     Interest expense increased $740,600 (41.4%) during the second quarter of 2006 compared to the second quarter of 2005. An increase in the year-to-date yield of 62 basis points (from 1.52% to 2.14%) accounted for $637,000 of this variance. The remaining $103,600 variance resulted from the increase in volume of average interest bearing liabilities during 2006 as compared to 2005.


     Noninterest income increased $379,400 (17.0%) during the second quarter of 2006 compared to the same period of 2005. This is primarily the result of increased service charges on deposit accounts, including overdraft fees.


     Noninterest expense increased $587,300 (9.7%) during the second quarter of 2006 compared to the same period in 2005. Payroll increases of $279,000 (8.2%) during this period in 2006 compared to 2005 were the largest single component of the increase. The variance was the result of increased staffing due to the opening of four additional branch locations. The new locations were also the primary reason for increase in occupancy expenses of $138,400 (28.1%) for the second quarter of 2006 compared to the same period in 2005.

     A summary of the change in the components of net income for the three months ended June 30, 2006 and 2005 appears below:

Three Months Ended                    June 30,        June 30,         2006
                                        2006            2005        Over(Under)
                                    (UNAUDITED)     (UNAUDITED)        2005
                                    -----------     -----------    ------------
Revenues and Expenses: (000's)
Interest Income                        $9,964          $8,793          $1,171
Less: Interest Expense                  2,530           1,789             741
                                       ------          ------          ------
       Net Interest Income              7,434           7,004             430
Less: Provision for loan losses            60              --              60
                                       ------          ------          ------
       Net interest income after
        provision for loan losses       7,374           7,004             370
Noninterest Income                      2,614           2,235             379
Noninterest Expenses                    6,618           6,031             587
                                       ------          ------          ------
       Income from Operations           3,370           3,208             162
Tax Provision                           1,157           1,043             114
                                       ------          ------          ------
       NET INCOME                      $2,213          $2,165          $   48
                                       ======          ======          ======


                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

     Net income of the Corporation decreased $512,400 (10.9%) during the six months ended June 30, 2006 compared to the same period in 2005. The decrease is primarily attributable to a one-time pre-tax gain of $684,000 ($417,000 after tax) during the first quarter of 2005 resulting from the sale of the banking subsidiary's ownership interest in Pulse, the driver of our ATM network, to Discover, Inc.


     Interest income on loans increased $2.3 million (15.7%) in the first half of 2006. A volume increase of $13.7 million in commercial, real estate and consumer loans accounts for $830,000 of the interest income increase and a 58 basis point increase in the yield (from 6.08% to 6.66%) accounts for $1.5 million of the increase in interest income.


     Interest income on investment securities decreased $289,100 (10.8%) during the first six months of 2006 compared to the same period in 2005. This decrease is the result of a reduced investment portfolio. The total investment security portfolio declined $18.8 million (13.0%) to $124.9 million as of June 30, 2006 from $143.7 million at June 30, 2005. Management will continue to replace maturing securities with securities that have relatively short maturities and are of high quality.


         Interest expense on deposits increased $2.1 million (71.9%) in the first six months of 2006. Of this increase, $1.7 million is due to a 71 basis point increase in the yield on interest bearing deposits (from 1.42% to 2.13%). The remaining $0.4 million of the increase is due to a growth in the average balance of interest bearing deposits from the second quarter 2005 to the second quarter 2006.


     Deposit increases during the past twelve months were comprised of short-term, low yielding liabilities, due to the growth in personal checking and municipal deposits. This trend has helped the banking subsidiary to maintain a strong net interest margin compared to other banks in its peer group.


     Interest expense related to short-term borrowings decreased $381,200 (87.7%) during the six months ended June 30, 2006 versus the comparable period in 2005. This decrease reflects the decreased funding needs due to lack of growth in the banking subsidiary's loan portfolio.


     Noninterest income decreased $29,800 (0.6%) for the first six months of 2006 versus the comparable period in 2005. This is the result of a $650,000 increase in deposit account service fees during the first six months of 2006, nearly offsetting the one-time gain of $684,000 from the sale of the Corporation's interest in Pulse, Inc., the banking subsidiary's ATM network provider during the same period in 2005.

     Noninterest expense increased $1.2 million (9.8%) during the six months ending June 30, 2006 compared to the same period in 2005. Payroll increases of $532,600 (7.8%) during the first six months of 2006 compared to the first six months of 2005 were the largest single component of the increase. Increased staffing, due to the opening of four additional branch locations, was primarily responsible for this variance. Occupancy expenses increased $183,800 (17.7%) during the same period in 2006 compared to the same period in 2005 due to the new locations. Data processing expenses increased $189,300 (21.0%) during the first six months of 2006 compared to the same period in 2005. Debit and transaction volume growth accounts for $67,000 of the variance and additional expenses for a new communications network, brought on-line in December 2005, added $40,000 to data processing expenses for the period.


CAPITAL ADEQUACY


     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital.


     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 20.47% and its leverage ratio is 14.40% as of June 30, 2006.

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

PART II - OTHER INFORMATION

ITEM 1A       RISK FACTORS

          There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2005 Annual Report on Form 10-K.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the quarter ended June 30, 2006, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 14, 2006, Tri City Bankshares Corporation held its annual shareholders' meeting. The only item held for a vote of shareholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 7,283,353 which represented approximately 83.43% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

       Director's Name:           Frank Bauer
            For                   7,281,243
            Against               0
            Withheld              2,110
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Beres
            For                   7,281,903
            Against               0
            Withheld              1,450
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Sanford Fedderly
            For                   7,282,353
            Against               0
            Withheld              1,000
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott  Gerardin
            For                   7,281,353
            Against               0
            Withheld              2,000
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Gravitter
            For                   7,274,489
            Against               0
            Withheld              8,864
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Henry Karbiner, Jr.
            For                   7,280,903
            Against               0
            Withheld              2,450
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Christ Krantz
            For                   7,274,039
            Against               0
            Withheld              9,314
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Brian T. McGarry
            For                   7,274,470
            Against               0
            Withheld              8,883
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Robert Orth
            For                   7,279,753
            Against               0
            Withheld              3,600
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Ronald K. Puetz
            For                   7,280,433
            Against               0
            Withheld              2,920
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Agatha T. Ulrich
            For                   7,274,470
            Against               0
            Withheld              8,883
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           David Ulrich, Jr.
            For                   7,274,470
            Against               0
            Withheld              8,883
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           William Werry
            For                   7,274,489
            Against               0
            Withheld              8,864
            Abstain               0
            Broker Non-Vote       0

       Director's Name:           Scott A. Wilson
            For                   7,281,353
            Against               0
            Withheld              2,000
            Abstain               0
            Broker Non-Vote       0

No other matters were voted on at the annual meeting.

ITEM 6    EXHIBITS
          31  Rule 13a-14(a) Certification
          32  Section 1350 Certification

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION



DATE:  August 9, 2006                    /s/Henry Karbiner Jr.
     ------------------                  ---------------------------------------
                                         Henry Karbiner, Jr.
                                         President, Chief Executive Officer and
                                         Treasurer (Principal Executive Officer)


DATE:  August 9, 2006                    /s/Thomas W. Vierthaler
     ------------------                  --------------------------------------
                                         Thomas W. Vierthaler
                                         Vice President and Comptroller
                                         (Chief Accounting Officer)