Form 10-Q
period 2006-09-30
TRI CITY BANKSHARES CORP
filed 2006-11-09
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                      53154
                                    --------
                                    Zip Code

                                  (414)761-1610
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of $1.00 par value common stock, as of October 25, 2006: 8,801,813 shares.

PART I - FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           The unaudited condensed consolidated financial statements of Tri City Bankshares Corporation are as follows:

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2006 and December 31, 2005

                  Condensed Consolidated Statements of Income for the Three Months ended September 30, 2006 and 2005

                  Condensed Consolidated Statements of Income for the Nine Months ended September 30, 2006 and 2005

                  Condensed Consolidated Statements of Cash Flows
                  For the Nine Months ended September 30, 2006
                  and 2005

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS
                                                                                    September 30,     December 31,
                                                                                          2006            2005
                                                                                    -------------    -------------
   Cash and due from banks                                                          $  23,834,458    $  50,249,590
   Federal funds sold                                                                           -        6,334,444
                                                                                    -------------    -------------
       Cash and cash equivalents                                                       23,834,458       56,584,034
   Held to maturity securities, fair value of $129,507,307 and
       $135,885,382 as of 2006 and 2005, respectively                                 131,018,138      137,911,201
   Loans, less allowance for loan losses of $5,659,807 and
       $5,665,519 as of 2006 and 2005, respectively                                   518,502,232      510,891,444
   Premises and equipment - net                                                        20,629,702       20,894,633
   Cash surrender value of life insurance                                              11,064,253       10,753,006
   Mortgage servicing rights - net                                                        808,067          887,885
   Accrued interest receivable and other assets                                         5,166,454        4,385,778
                                                                                    -------------    -------------
          TOTAL ASSETS                                                              $ 711,023,304    $ 742,307,981
                                                                                    =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
       Demand                                                                       $ 143,892,362    $ 148,606,402
       Savings and NOW                                                                330,842,518      363,633,279
       Other time                                                                     123,520,729      127,051,767
                                                                                    -------------    -------------
          Total Deposits                                                              598,255,609      639,291,448
   Federal funds purchased and securities sold under repurchase agreements              5,270,196                -
   Other borrowings                                                                     2,978,265        2,432,163
   Accrued interest payable and other liabilities                                       1,463,743        1,783,112
                                                                                    -------------    -------------
       Total Liabilities                                                              607,967,813      643,506,723
                                                                                    -------------    -------------
STOCKHOLDERS' EQUITY
   Cumulative preferred stock, $1 par value, 200,000 shares
       authorized, no shares issued                                                             -                -
   Common stock, $1 par value,
       15,000,000 shares authorized, 8,783,818 and
       8,615,527 shares issued and outstanding as of 2006 and 2005,
       respectively                                                                     8,783,818        8,615,527
   Additional paid-in capital                                                          24,321,340       21,233,200
   Retained earnings                                                                   69,950,333       68,952,531
                                                                                    -------------    -------------
       Total Stockholders' Equity                                                     103,055,491       98,801,258
                                                                                    -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 711,023,304    $ 742,307,981
                                                                                    =============    =============





       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                          2006             2005
                                                                                          ----             ----
INTEREST INCOME
   Loans                                                                            $   9,161,408    $   7,959,212
   Investment securities
        Taxable                                                                           979,287          768,826
       Exempt from federal income taxes                                                   289,713          444,761
   Federal funds sold                                                                      54,855            1,421
                                                                                    -------------    -------------
       Total Interest Income                                                           10,485,263        9,174,220
                                                                                    -------------    -------------
INTEREST EXPENSE
   Deposits                                                                             2,620,413        1,786,397
   Federal funds purchased and securities sold under repurchase agreements                 73,728          228,522
   Other borrowings                                                                        13,005           10,236
                                                                                    -------------    -------------
       Total Interest Expense                                                           2,707,146        2,025,155
                                                                                    -------------    -------------
Net interest income before provision for loan losses                                    7,778,117        7,149,065
   Provision for loan losses                                                               60,000                -
                                                                                    -------------    -------------
Net interest income after provision for loan losses                                     7,718,117        7,149,065
                                                                                    -------------    -------------
NONINTEREST INCOME
   Service charges on deposits                                                          2,221,590        1,725,434
   Loan servicing income                                                                   46,715           14,239
   Net gain on sale of loans                                                               63,406          142,506
   Increase in cash surrender value of life insurance                                     103,764           96,384
   Other                                                                                  353,550          267,305
                                                                                    -------------    -------------
       Total Noninterest Income                                                         2,789,025        2,245,868
                                                                                    -------------    -------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                                       3,749,795        3,509,186
   Net occupancy costs                                                                    608,842          533,464
   Furniture and equipment expenses                                                       391,837          406,779
   Computer services                                                                      543,533          461,986
   Advertising and promotional                                                            386,276          352,561
   Regulatory agency assessments                                                           50,711           59,009
   Office supplies                                                                        153,224          123,107
   Other                                                                                  778,549          713,602
                                                                                    -------------    -------------
       Total Noninterest Expenses                                                       6,662,767        6,159,694
                                                                                    -------------    -------------
Income before income taxes                                                              3,844,375        3,235,239
   Less:  Applicable income taxes                                                       1,325,500        1,014,000
                                                                                    -------------    -------------
       NET INCOME                                                                   $   2,518,875    $   2,221,239
                                                                                    =============    =============

         Basic earnings per share                                                   $        0.29    $        0.26
         Dividends per share                                                        $       0.220    $       0.195
         Weighted average shares outstanding                                            8,768,577        8,551,840



       See notes to unaudited condensed consolidated financial statements.

6


                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                           2006               2005
                                                                                           ----               ----
INTEREST INCOME
   Loans                                                                            $  26,042,948    $  22,555,566
   Investment securities
        Taxable                                                                         2,740,098        2,502,817
       Exempt from federal income taxes                                                   908,554        1,379,518
   Federal funds sold                                                                     404,095           22,051
   Other                                                                                    9,663            9,663
                                                                                    -------------    -------------
       Total Interest Income                                                           30,105,358       26,469,615
                                                                                    -------------    -------------
INTEREST EXPENSE
   Deposits                                                                             7,617,102        4,693,703
   Federal funds purchased and securities sold under repurchase agreements                103,322          651,099
   Other borrowings                                                                        37,023           22,507
                                                                                    -------------    -------------
       Total Interest Expense                                                           7,757,447        5,367,309
                                                                                    -------------    -------------
Net interest income before provision for loan losses                                   22,347,911       21,102,306
   Provision for loan losses                                                              180,000                -
                                                                                    -------------    -------------
Net interest income after provision for loan losses                                    22,167,911       21,102,306
                                                                                    -------------    -------------
NONINTEREST INCOME
   Service charges on deposits                                                          6,097,314        4,936,164
   Loan servicing income                                                                  153,640          120,399
   Net gain on sale of loans                                                              222,615          392,743
   Increase in cash surrender value of life insurance                                     311,247          292,568
   Gain on sale of other assets                                                                 -          684,368
   Other                                                                                  953,482          798,695
                                                                                    -------------    -------------
       Total Noninterest Income                                                         7,738,298        7,224,937
                                                                                    -------------    -------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                                      11,104,280       10,331,076
   Net occupancy costs                                                                  1,831,830        1,572,621
   Furniture and equipment expenses                                                     1,179,076        1,218,070
   Computer services                                                                    1,632,792        1,361,985
   Advertising and promotional                                                          1,134,263          995,381
   Regulatory agency assessments                                                          159,053          180,296
   Office supplies                                                                        439,357          399,848
   Other                                                                                2,268,777        2,019,960
                                                                                    -------------    -------------
       Total Noninterest Expenses                                                      19,749,428       18,079,237
                                                                                    -------------    -------------
Income before income taxes                                                             10,156,781       10,248,006
   Less:  Applicable income taxes                                                       3,434,500        3,311,000
                                                                                    -------------    -------------
       NET INCOME                                                                   $   6,722,281    $   6,937,006
                                                                                    =============    =============

         Basic earnings per share                                                   $        0.77    $        0.82
         Dividends per share                                                        $       0.660    $       0.585
         Weighted average shares outstanding                                            8,714,128        8,504,572

       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                 CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                               2006             2005
                                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                           $   6,722,281    $   6,937,006
    Adjustments to reconcile net income to net cash flows provided by operating activities
        Depreciation                                                                         1,629,285        1,643,478
        Amortization of servicing rights, premiums and  discounts                              282,819          234,014
        Gain on sale of loans                                                                 (222,615)        (392,743)
        Provision for loan losses                                                              180,000                -
        Gain on sale of other assets                                                                 -         (684,368)
        Proceeds from sales of loans held for sale                                          16,262,970       25,890,611
        Originations of loans held for sale                                                (16,159,205)     (25,693,817)
        Increase in cash surrender value of life insurance                                    (311,247)        (292,568)
        Loss on sale of  other real estate owned                                                25,449            8,392
        Net change in
           Accrued interest receivable and other assets                                       (910,174)        (548,408)
           Accrued interest payable and other liabilities                                     (319,370)         371,273
                                                                                         -------------    -------------
        Net Cash Flows Provided by Operating Activities                                      7,180,193        7,472,870
                                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Activity in held to maturity securities
        Maturities, prepayments and calls                                                   23,279,660       24,142,996
        Purchases                                                                          (16,470,749)      (5,366,450)
    Net increase in loans                                                                   (7,790,788)     (41,021,973)
    Purchases of premises and equipment - net                                               (1,364,354)      (1,897,684)
    Proceeds from sale of other assets                                                               -          684,368
    Proceeds from sale of other real estate owned                                              104,051          108,308
                                                                                         -------------    -------------
        Net Cash Flows Used in Investing Activities                                         (2,242,180)     (23,350,435)
                                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                                    (41,035,839)       2,213,726
    Net increase in federal funds purchased and securities sold under repurchase
      agreements                                                                             5,270,196        8,376,955
    Net increase in other borrowings                                                           546,102          351,751
    Dividends paid                                                                          (5,724,479)      (4,952,856)
    Common stock issued - net                                                                3,256,431        2,974,321
                                                                                         -------------    -------------
        Net Cash Flows Provided by (Used in) Financing Activities                          (37,687,589)       8,963,897
                                                                                         -------------    -------------
           Net Change in Cash and Cash Equivalents                                         (32,749,576)      (6,913,668)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                             56,584,034       35,425,012
                                                                                         -------------    -------------
    CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $  23,834,458    $  28,511,344
                                                                                         =============    =============

    Loans receivable transferred to Other Real Estate Owned                              $           -    $     176,700


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

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of September 30, 2006 and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first nine months of 2006 are not necessarily indicative of the results which may be expected for the entire 2006 fiscal year.

(B) RECENT ACCOUNTING DEVELOPMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock Issued to Employees." SFAS 123R was effective January 1, 2006. The Corporation issues a limited number of shares to certain Bank employees at fair value each year and does not issue stock options. Consequently, the adoption of SFAS 123R did not have an effect on the Corporation's consolidated financial statements for the nine month period ended September 30, 2006.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard is required to be adopted by the Corporation on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Corporation's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Corporation's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS No. 158 amends SFAS statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Corporation does not have any defined benefit plan or other post retirement plans, this standard is not expected to have an impact on the Corporation's consolidated financial statement.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements. This statement focuses on addressing the diversity in practice of quantifying financial statement misstatements. The standard is required to be adopted by the

Corporation on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Corporation's financial statements.

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


     Forward-looking statements are subject to significant risks and uncertainties and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of
Part II of this report and in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.


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

FINANCIAL CONDITION


     The Corporation's total assets have decreased $31.3 million (4.2%) during the first three quarters of 2006. Cash and cash equivalents decreased $32.7 million (57.9%) during that period, associated with activity normally seen following year end. Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending.


     Investment securities decreased $6.9 million (5.0%) during the first three quarters of 2006. Approximately $23.3 million of the banking subsidiary's investment portfolio was redeemed through normal maturities or scheduled calls. Management continues to follow its practice of holding to maturity its investment portfolio.


     Loans increased $7.6 million (1.5%) during the first three quarters of 2006. Commercial loan growth slowed in the last quarter of 2005, and remained sluggish during the first two quarters of 2006. This trend reversed in the third quarter of 2006, during which quarter loan growth was the highest increase per quarter in 2006. Gross loan balances increased $13.9 million (2.7%) during the third quarter of 2006 resulting in the year to date increase of $7.8 million to $524.2 million outstanding loans. Management remains optimistic that the pace of the increases in the loan portfolio will continue to grow in the fourth quarter despite pressure from rising rates and a competitive market.


     The allowance for loan losses remained at $5.7 million during the first nine months of 2006. Asset quality remains strong in the banking subsidiary's loan portfolio. A $60,000 provision for loan loss was recorded in each of the first three quarters of 2006 resulting in a provision for loan losses of $180,000. The nominal net decrease in the loan loss allowance from period to period represents the difference of charge-offs versus the newly allocated provision, plus any loan recoveries. The allowance reflects management's best estimate of estimatable losses in the current loan portfolio that may occur in the ordinary course of business, taking into consideration past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance and other relevant factors. Management continues to monitor the quality of new loans that the Corporation originates each year as well as review existing loan performance.


     Total accrued interest receivable, included in other assets, increased $365,100 (10.6%) in September 2006 over the same period in 2005. The primary reason for this increase is due to an increase in yields which averaged 6.18% for interest income during the first nine months of 2006 compared to an average yield of 5.55% during the first nine months of 2005.


     Deposits at the Corporation decreased $41.0 million (6.4%) during the first nine months of 2006. Most of the year-to-date decrease is attributable to municipal deposit run-off. As noted above, there is typically a short-term increase in municipal and commercial deposits in December of each year. These deposits tend to be transferred to investment funds management programs at the beginning of the succeeding year. Demand deposits have decreased $4.7 million (3.2%) while savings and now accounts decreased $32.8 million (9.0%) from December 31, 2005. Other time deposits decreased only $3.5 million (2.8%) during the same period in 2006.


     Total borrowings of the Corporation increased $5.8 million (239.1%) during the first nine months of 2006. As a result of increases in the loan portfolio, the borrowing needs of the banking subsidiary shifted. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the banking subsidiary's federal funds facility with two correspondent banks.


     Accrued  interest payable  increased  $158,000 (33.7%) as of September 2006 compared to September 2005. The average rate paid on interest bearing liabilities during the first nine months of 2006 was 2.24% compared to 1.63% average rate paid during the first nine months of 2005. The average rate paid during September 2006 was 2.40% compared to 1.89% paid during September 2005.

     The Corporation's equity increased $4.3 million (4.3%) during the first three quarters of 2006. The Corporation received proceeds of $3.3 million primarily from the sale of common stock through the Dividend Reinvestment Plan offered to shareholders which, along with earnings of $6.7 million for the first three quarters of 2006, were offset by $5.7 million in dividends paid during the nine month period.

LIQUIDITY


     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that its efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $71.7 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.


CAPITAL EXPENDITURES


     The banking subsidiary has no major capital expansion projects currently in place for the final quarter of 2006 however, if a project is identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure.

RESULTS OF OPERATIONS


                 THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


     The Corporation's net income increased $297,600 (13.4%) during the third quarter of 2006 compared to the same period in 2005. Net interest income increased $629,100 (8.8%) to $7.8 million for the third quarter of 2006 compared to $7.1 million for the third quarter last year. The net interest income after provision for loan losses was impacted by a $60,000 increase in the provision for loan losses during the third quarter of 2006 as compared to no such provision in the comparable period in 2005. As a result, net interest income after the provision for loan losses increased $569,100 (8.0%) during the third quarter of 2006 compared to the third quarter of 2005.


     Interest income on loans increased $1.2 million (15.1%) in the third quarter of 2006 compared to the third quarter of 2005. Year-to-date 2006 loan yields were up to 6.71% from 6.00% in 2005. This 71 basis point increase is the primary reason for the increase in interest earnings on loans. Additionally, an increase in the loan portfolio as of September 30, 2006 versus September 30, 2005 of $12.2 million (2.4%) has contributed to the increase.


     Interest income on investment securities increased $55,400 (4.6%) during the third quarter of 2006 compared to the third quarter of 2005. The average tax equivalent year-to-date yield derived from all investments increased by 7 basis points during the third quarter of 2006 compared to the third quarter of 2005. Accordingly this increase is due exclusively to rate, as balances of investment securities for the period ending September 30, 2006 have declined $9.7 million (6.9%) compared to September 30, 2005.


     Approximately $6.1 million in investment securities are scheduled to mature during the next three months. In addition, approximately $66.0 million of other securities are subject to calls during the same period however, such calls are unlikely given the current rising rate environment.

     Interest expense increased $682,000 (33.7%) during the third quarter of 2006 compared to the third quarter of 2005. An increase in the year-to-date yield of 70 basis points (from 1.52% to 2.22%) accounted for $725,300 of this variance. The remaining $43,300 variance resulted from the decrease in volume of average interest bearing liabilities during 2006 as compared to 2005.


     Noninterest income increased $543,200 (24.2%) during the third quarter of 2006 compared to the same period of 2005. This is primarily the result of increased service charges on deposit accounts, including overdraft fees.


     Noninterest expense increased $503,100 (8.2%) during the third quarter of 2006 compared to the same period in 2005. Payroll increases of $240,600 (6.9%) during this period in 2006 compared to 2005 were the largest single component of the increase. The variance was the result of increased staffing due to the opening of four additional branch locations. The new locations were also the primary reason for increase in occupancy expenses of $75,400 (14.1%) for the third quarter of 2006 compared to the same period in 2005.

     A summary of the change in the components of net income for the three months ended September 30, 2006 and 2005 appears below:

Three Months Ended                   September 30,   September 30,      2006
                                        2006            2005         Over(Under)
                                      (UNAUDITED)     (UNAUDITED)       2005
Revenues and Expenses: (000's)
Interest Income                      $ 10,485        $  9,174        $  1,311
Less: Interest Expense                  2,707           2,025             682
                                     --------        --------        --------
       Net Interest Income              7,778           7,149             629
Less: Provision for loan losses            60               -              60
                                     --------        --------        --------
       Net interest income after
        provision for loan losses       7,718           7,149             569
Noninterest Income                      2,789           2,246             543
Noninterest Expenses                    6,663           6,160             503
                                     --------        --------        --------
       Income from Operations           3,844           3,235             609
Tax Provision                           1,325           1,014             311
                                     --------        --------        --------
       NET INCOME                    $  2,519        $  2,221        $    298
                                     ========        ========        ========


                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

     Net income of the Corporation decreased $214,700 (3.1%) during the nine months ended September 30, 2006 compared to the same period in 2005. The decrease is attributable to increases to payroll and occupancy expense as a result of four offices newly opened in 2005. Another contributing factor is the one-time pre-tax gain of $684,000 ($417,000 after tax) during the first quarter of 2005 resulting from the sale of the banking subsidiary's ownership interest in Pulse, the driver of our ATM network, to Discover, Inc.


     Interest income on loans increased $3.5 million (15.5%) in the first nine months of 2006 versus the comparable period last year. A volume increase of

$13.9 million in the third quarter of 2006 in commercial, real estate and consumer loans accounted for $1.1 million of the interest income increase and a 71 basis point increase in the yield (from 6.00% to 6.71%) accounted for $2.4 million of the increase in interest income.


     Interest income on investment securities decreased $233,700 (6.0%) during the first nine months of 2006 compared to the same period in 2005. This decrease is the result of a reduced investment portfolio. The total investment security portfolio declined $9.7 million (6.9%) to $131.0 million as of September 30, 2006 from $140.7 million at September 30, 2005. Management will continue to replace maturing securities with securities that have relatively short maturities and are of high quality.


     Interest expense on deposits increased $2.9 million (62.3%) in the first nine months of 2006. Of this increase, $2.4 million is due to a 70 basis point increase in the yield on interest bearing deposits (from 1.52% to 2.22%). The remaining $0.5 million of the increase is due to a growth in the average balance of interest bearing deposits during the nine month period ending September 30, 2006 compared to the nine month period ended September 30, 2005.


     Deposits increased $5.6 million during the past twelve months. The increase was comprised of short-term, low yielding liabilities, due to the growth in personal checking and municipal deposits. This trend has helped the banking subsidiary to maintain a strong net interest margin compared to other banks in its peer group.


     Interest expense related to short-term borrowings decreased $533,300 (79.2%) during the nine months ended September 30, 2006 versus the comparable period in 2005. This decrease reflects the decreased funding needs due to reduced growth in the banking subsidiary's loan portfolio.


     Noninterest income increased $513,400 (7.1%) for the first nine months of 2006 versus the comparable period in 2005. This is the result of a $1.2 million increase in deposit account service fees during the first nine months of 2006, more than offsetting the one-time gain of $684,000 from the sale of the

Corporation's interest in Pulse, Inc., the banking subsidiary's ATM network provider during the same period in 2005.


     Noninterest expense increased $1.7 million (9.2%) during the nine months ending September 30, 2006 compared to the same period in 2005. Payroll increases of $773,200 (7.5%) during the first nine months of 2006 compared to the first nine months of 2005 were the largest single component of the increase. Increased staffing, due to the opening of four additional branch locations, was primarily responsible for this variance. Occupancy expenses increased $259,200 (16.5%) during the same period in 2006 compared to the same period in 2005 due to the new locations. Computer service expenses increased $270,800 (19.9%) during the first nine months of 2006 compared to the same period in 2005. Debit card and transaction volume growth accounts for $114,000 of the variance and additional expenses for a new communications network, brought on-line in December 2005, and additional account volume comprise the rest.


CAPITAL ADEQUACY


     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital.


     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 20.49% and its leverage ratio is 14.60% as of September 30, 2006.

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

     The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the last fiscal quarter, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who is also the Chief Financial Officer of the Corporation, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d - 15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President, who is also the Chief Financial Officer of the Corporation, concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.


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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the quarter ended September 30, 2006, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 6    EXHIBITS
          31  Rule 13a-14(a) Certification
          32  Section 1350 Certification

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION

DATE:  November 9, 2006                  /s/Henry Karbiner Jr.
     --------------------------          ---------------------------------------
                                         Henry Karbiner, Jr.
                                         President, Chief Executive Officer and
                                         Treasurer (Principal Executive Officer)


DATE:  November 9, 2006                  /s/Thomas W. Vierthaler
     --------------------------          ---------------------------------------
                                         Thomas W. Vierthaler
                                         Vice President and Comptroller
                                         (Chief Accounting Officer)