Form 10-K
period 2006-12-31
TRI CITY BANKSHARES CORP
filed 2007-03-28
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2006

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

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

(Check One):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                       -----                  -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


As of June 30, 2006, the aggregate market value of the shares held by non-affiliates was approximately $51,008,100. As of March 28, 2007, 8,822,945 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                  Incorporated in

Annual report to shareholders for fiscal
  year ended December 31, 2006                            Parts II and IV
Proxy statement for annual meeting of
  shareholders to be held on June 13, 2007                     Part III

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

     As of December 31, 2006, the Registrant had total assets of $770.0 million and total stockholders' equity of $104.0 million.

THE BANK

     The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions ("DFI")) on October 28, 1963, and converted to a National Banking Association Charter on June 25, 1969. The Bank is supervised by the Office of the Comptroller of the Currency ("OCC") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business out of its main office located at 6400 South 27th Street, Oak Creek, Wisconsin. In addition, the Bank maintains 36 other offices in Wisconsin throughout Milwaukee, Ozaukee, Racine and Waukesha Counties.

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

LENDING ACTIVITIES

     The Bank offers a range of lending services including secured and unsecured consumer, commercial, installment, real estate and mortgage loans to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2006 were $534.7 million, or approximately 70% of total assets. Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

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

DEPOSIT ACTIVITIES

     Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 81.1% of the Bank's total deposits at December 31, 2006. Approximately 18.9% of the Bank's deposits at December 31, 2006 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 38.8% of the Bank's total time deposits at December 31, 2006. The majority of the deposits of the Bank are generated from Milwaukee, Ozaukee, Racine and Waukesha Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management" and Note 9 of Notes to Consolidated Financial Statements, incorporated by reference in Item 8 below.

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

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2006, the most recent notification from the Federal Reserve Board, the Registrant was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Registrant's category. As of December 31, 2006, the Registrant had a total risk-based capital ratio of 18.98% a Tier I risk-based capital ratio of 17.99% and a leverage ratio of 14.46%. The Registrant and the Bank were deemed well capitalized as of December 31, 2006 and 2005.

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

COMPETITION

     The Bank's service area includes portions of Milwaukee, Ozaukee, Racine and Waukesha Counties. In Milwaukee County, the Bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. Ozaukee County, with a population of approximately 86,000 residents, has twelve banks with thirty-seven offices and five savings banks with eleven offices. Racine County, with a population of approximately 196,000 residents has thirteen banks with fifty-five offices and five savings banks with fourteen offices. Waukesha County, with a population of approximately 379,000 residents, has twenty-eight banks with one hundred forty offices and thirteen savings banks with fifty offices. In addition to banks and savings banks, significant competition comes from credit unions, security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.

EMPLOYEES

     As of December 31, 2006, the Registrant employed 289 full-time employees and 116 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

     Statistical information relating to the Registrant and its subsidiaries on a consolidated basis, as required by Guide 3 of the Securities and Exchange
Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports, is set forth as follows:

(1) Average Balances and Interest Rates for each of the last three fiscal years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(2) Interest Income and Expense Volume and Rate Change for each of the last two years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to  Registrant's  2006 Annual  Report to  Stockholders  under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(3) Investment Securities Portfolio Maturity Distribution at December 31, 2006 is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(4) Investment Securities Portfolio for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(5)  Loan Portfolio  Composition  for each of the last five years is included in
     Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(6) Summary of Loan Loss Experience for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and
     Results of Operations, incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(7) Average Daily Balance of Deposits and Average Rate Paid on Deposits for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

                                                2006      2005      2004      2003      2002
                                              ------    ------    ------    ------    ------
Nonaccrual loans                              $    0    $1,905    $  275    $  181    $  337
Loans past due 90 days or more                 3,417     1,005     1,688     1,280     2,361
                                              ------    ------    ------    ------    ------
  Total nonperforming loans                   $3,417    $2,910    $1,963    $1,461    $2,698
                                              ======    ======    ======    ======    ======

Ratio of nonaccrual loans to total loans       0.00%     0.36%     0.06%     0.04%     0.08%
Ratio of nonperforming loans to total loans    0.64%     0.56%     0.42%     0.35%     0.68%

No interest income was recognized during 2006 on loans that were accounted for on a nonaccrual basis. No additional interest income was recognized during 2006 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 2006 or 2005 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

             RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:


                                                    Year Ended December 31,

                                                 2006       2005       2004
Percentage of net income to:                     ----       ----       ----
       Average stockholders equity               9.23%      9.41%      9.49%
       Average total assets                      1.31%      1.28%      1.26%

Percentage of dividends declared per
       common share to net income per
       common share                             82.48%     74.29%     69.27%

Percentage of average stockholders'
       equity to daily average total assets     14.16%     13.31%     13.29%

SHORT-TERM BORROWINGS
(Dollars in Thousands)

Information relating to short-term borrowings follows:
                                   Federal Funds Purchased
                                   And Securities Sold Under    Other short-Term
                                   Agreements to Repurchase        Borrowings
                                   -------------------------    ----------------

Balance at December 31:
     2006                               $      -                     $  3,470
     2005                               $      -                     $  2,432
     2004                               $  9,486                     $  2,748

Weighted average interest rate
  at year end:
     2006                                      -%                        3.14%
     2005                                      -%                        2.67%
     2004                                   2.36%                        1.02%

Maximum amount outstanding at
  any month's end
     2006                               $ 10,741                     $  3,470
     2005                               $ 39,787                     $  3,100
     2004                               $ 25,665                     $  2,748

Average amount outstanding
  during the year:
     2006                               $  3,022                     $  1,342
     2005                               $ 27,345                     $  1,550
     2004                               $ 13,793                     $  1,415

Average interest rate during
  the year:
     2006                                   5.40%                        4.72%
     2005                                   3.27%                        3.03%
     2004                                   1.43%                        1.14%

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Other short-term borrowings generally mature within 90 days.

AVAILABLE INFORMATION

The  Registrant  maintains  a website  at  www.tcnb.com.  The  Registrant  makes
                                           ------------
available through that website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8K, and amendments to the reports, as soon as reasonably practicable after the Registrant electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (the "SEC"). The Registrant's SEC reports can be accessed through the "About TCNB" link of its website.

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

INCREASING INTEREST RATES COULD AFFECT OUR RESULTS AND OUR EQUITY.

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

The Bank's profitability depends to a large extent upon its net interest income, which is the difference (or "spread") between interest income received on interest earning assets, such as loans and investments, and interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Most of the Bank's loans are to businesses and individuals in Wisconsin (and, more specifically, Milwaukee, Ozaukee, Racine and Waukesha Counties), and any general adverse change in the economic conditions prevailing in these areas could reduce the Bank's growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on the results of operations and financial condition of the Bank. If these areas experience adverse economic, political or business conditions, the Bank would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

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

To manage vulnerability to interest rate changes, the Bank's management monitors the Bank's interest rate risks. The Bank's officers have established investment policies and procedures, which ultimately are reported to the Board of Directors. Management and the Board of Directors generally meet quarterly and review the Bank's interest rate risk position, loan and securities repricing, current interest rates and programs for raising deposit-based maturity gaps, including retail and non-brokered deposits, and loan origination pipeline. The Bank's assets and liabilities maturing and repricing within one year generally result in a negative one-year gap, which occurs when the level of liabilities estimated to mature and reprice within one year are greater than the level of assets estimated to mature and reprice within that same time frame. If interest rates were to rise significantly, and for a prolonged period, the Bank's operating results could be adversely affected. Gap analysis attempts to estimate the Bank's earnings sensitivity based on many assumptions, including, but not limited to, the impact of contractual repricing and maturity characteristics for rate-sensitive assets and liabilities.

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

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED ON SMALL TO MEDIUM BUSINESS CUSTOMERS, WHICH MAKES US MORE VULNERABLE TO ECONOMIC DOWNTURNS.

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

THE REGISTRANT AND THE BANK OPERATE IN A HIGHLY REGULATED ENVIRONMENT, WHICH COULD INCREASE OUR COST STRUCTURE OR HAVE OTHER NEGATIVE IMPACT ON OUR OPERATIONS.

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

IF WE HAVE SIGNIFICANT LOAN LOSSES, WE WOULD NEED TO FURTHER INCREASE OUR ALLOWANCE FOR LOAN LOSSES AND OUR EARNINGS WOULD DECREASE.

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

IF WE HAVE UNDERESTIMATED OUR ALLOWANCE FOR LOAN LOSSES, WE MAY HAVE TO TAKE ADDITIONAL CHARGES TO OUR INCOME TO RESTORE THE BALANCE IN ALLOWANCE.

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

Non-performing loans at December 31, 2006 were $3.4 million compared to $2.9 million at December 31, 2005. Management believes that the recent increase in non-performing loans is a result of normal business fluctuations. No assurance can be given that non-performing loans will not increase in the future.

A SIGNIFICANT PORTION OF OUR LENDING IS CONCENTRATED IN MORTGAGES AND CONSTRUCTION LOANS, WHICH MAKES US MORE AT RISK FOR DOWNTURNS IN THOSE AREAS.

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

AN INCREASE IN THE COMPETITION IN MARKETS WE SERVE COULD NEGATIVELY IMPACT OUR RESULTS.

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

WE MAY NOT BE ABLE TO EFFECTIVELY IMPLEMENT NEW TECHNOLOGY, WHICH COULD PUT AS AT A COMPETITIVE DISADVANTAGE AND NEGATIVE IMPACT OUR RESULTS.

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

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Bank's computer system or otherwise, could severely harm the Bank's business.

As part of the Bank's normal course of business, it collects, processes and retains sensitive and confidential customer information. Despite the security measures the Bank has in place, its facilities and systems, and those if its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Bank or its vendors, could severely damage its reputation, expose it to the risk of litigation and liability, disrupt its operations and harm its business.

THE REGISTRANT'S SHAREHOLDERS MAY NOT BE ABLE TO LIQUIDATE THIS COMMON STOCK WHEN NEEDED.

Shareholders may be unable to resell their stock quickly or on favorable terms.

Item 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------

            None.

Item 2.    PROPERTIES
           ----------
Tri City National Bank has thirty-six locations in the Metropolitan Milwaukee area, including Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant and South Milwaukee. The Bank owns fourteen of its locations and leases twenty-two locations, including twenty full service banking centers located in grocery stores.

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


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

No matters were submitted during the fourth quarter of 2006 to a vote of security holders.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        ------------------------------------------------------------------
        AND ISSUER PURCHASES OF EQUITY SECURITTIES
        ------------------------------------------

The information required by Item 5 is incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page
30).

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

The information required by Item 6 is incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 29).

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

The information required by Item 7 is incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 29).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information required by Item 7A is incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 23 to 25).

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------

The information required by Item 8 is incorporated herein by reference to Registrant's 2006 Annual Report to Stockholders (Pages 33 to 65).

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
         None

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

Item 9B.  OTHER INFORMATION
          -----------------
          None

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 13, 2007 ("The 2006 Proxy Statement") under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".


The Registrant has a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. Copies of our Code of Ethics are available upon request, free of charge, by contacting the Registrant at 6400 South 27th Street, Oak Creek, Wisconsin, 53154.


Item 11. EXECUTIVE COMPENSATION
         ----------------------
The information required by Item 11 is incorporated herein by reference to the 2007 Proxy Statement under the caption entitled "Executive Compensation".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

The information required by Item 12 is incorporated herein by reference to the 2007 Proxy Statement under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to the 2007 Proxy Statement under the caption entitled "Loans and Other Transactions with Management".

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

The information required by Item 14 is incorporated herein by reference to the 2007 Proxy Statement under the caption entitled "Principal Accountant Fees and Services."

                                     PART IV



Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
           -------------------------------------------

     (a) (1) and (2) Financial statements and financial statement schedules
         --------------------------------------------------------------------

         The response to this portion of Item 15 is submitted as a separate section of this report.

         (3)  Listing of Exhibits

             Exhibit  3.1 - Restated  Articles  of  incorporation  (incorporated herein by reference to Exhibit 3.2 to Registrant's current report on Form 8-K filed February 12, 2003).

             Exhibit  3.2 - By-Laws (incorporated herein by reference to Exhibit
                            3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

             Exhibit 10.1*- Tri City  Bankshares Corporation 2003 Stock Purchase
                            Plan, incorporated herein by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-8 (Reg. No.333-111617) filed on December 30, 2003.

             Exhibit 10.2*- Summary  of compensation  arrangements with  certain persons

             Exhibit 10.4*- Summary of director compensation

             Exhibit 10.5*- Description  of  consulting   arrangements   between
                            Registrant and Mr. William J. Werry.

             Exhibit 13   - Annual Report to  Stockholders  for  the  year ended
                            December 31, 2006.

                            With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, and 8 of this Form 10-K, the 2006 Annual Report to Stockholders is not deemed filed as part of this report.

             Exhibit 21   - Subsidiaries of Registrant.

             Exhibit 23   - Consent of Virchow, Krause & Company, LLP

             Exhibit 31   - Rule 13a-14(a) or 15d-14(a) Under the Securities and
                            Exchange Act of 1934, as amended, Certification

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

                          Year Ended December 31, 2006

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

                         FORM 10-K-ITEM 15(a)(1) and (2)

                         TRI CITY BANKSHARES CORPORATION

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and reports of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2006, are incorporated by reference in Item 8:

   Consolidated Balance Sheets-December 31, 2006 and 2005

   Consolidated Statements of Income-Years ended December 31, 2006,2005 and 2004

   Consolidated Statements of Stockholders' Equity-Years ended December 31, 2006, 2005 and 2004.

   Consolidated Statements of Cash Flows-Years ended December 31, 2006, 2005 and 2004.

   Notes to Consolidated Financial Statements-Years ended December 31, 2006, 2005 and 2004.

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

     Date:  March 28, 2007
          -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                        Capacity                             Date
        ----                        --------                             ----

/s/ Henry Karbiner, Jr.      Chairman of the Board and                 03/28/07
 -----------------------     Chief Executive Officer                   --------
 Henry Karbiner, Jr.         (Principal Executive and
                             Financial Officer)



/s/ Ronald K. Puetz          Executive Vice-President and              03/28/07
 -----------------------     Director                                  --------
 Ronald K. Puetz



 /s/ Scott A. Wilson         Senior Vice President and                 03/28/07
 -----------------------     Secretary and Director                    --------
 Scott A. Wilson



/s/ Robert W. Orth           Senior Vice President and                 03/28/07
------------------------     Director                                  --------
 Robert W. Orth



/s/ Scott D. Gerardin        Senior Vice President, General            03/28/07
 -----------------------     Counsel and Director                      --------
 Scott D. Gerardin



/s/ Thomas W. Vierthlaer     Vice President and Comptroller            03/28/07
------------------------     (Principal Accounting Officer)            --------
 Thomas W. Vierthaler

/s/ Frank J. Bauer           Director                                  03/28/07
------------------------                                               --------
 Frank J. Bauer



/s/ William N. Beres         Director                                  03/28/07
 -----------------------                                               --------
 William N. Beres



/s/ Sanford Fedderly         Director                                  03/28/07
------------------------                                               --------
 Sanford Fedderly



                             Director                                  03/28/07
------------------------                                               --------
 William Gravitter



/s/ Christ Krantz            Director                                  03/28/07
------------------------                                               --------
 Christ Krantz



/s/ Brian T. McGarry         Director                                  03/28/07
 -----------------------                                               --------
 Brian T. McGarry



/s/ Agatha T. Ulrich         Director                                  03/28/07
 -----------------------                                               --------
 Agatha T. Ulrich



/s/ David A. Ulrich, Jr.     Director                                  03/28/07
 -----------------------                                               --------
 David A. Ulrich, Jr.



/s/ William J. Werry         Director                                  03/28/07
------------------------                                               --------
 William J. Werry