Form 10-Q
period 2007-03-31
TRI CITY BANKSHARES CORP
filed 2007-05-11
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

            Wisconsin                                      39-1158740
 -------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filter in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                       -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO  X
   -----    -----

The number of shares outstanding of $1.00 par value common stock as of April 28, 2007: 8,843,595 shares.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of Tri City Bankshares Corporation are as follows:

                Condensed Consolidated Balance Sheets as of
                March 31, 2007 and December 31, 2006

                Condensed Consolidated Statements of Income for the Three Months ended March 31, 2007 and 2006

                Condensed Consolidated Statements of Cash Flows
                For the Three Months ended March 31, 2007
                and 2006

                Notes to Unaudited Condensed Consolidated Financial
                Statements

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     ASSETS

                                                                                             March 31,    December 31,
                                                                                               2007           2006
                                                                                               ----           ----
   Cash and due from banks                                                                 $ 27,388,426   $ 53,615,568
   Federal funds sold                                                                        38,082,642     32,567,624
                                                                                           ------------   ------------
       Cash and cash equivalents                                                             65,471,068     86,183,192
   Held to maturity securities, fair value of $112,793,428 and
       $117,066,740 as of 2007 and 2006, respectively                                       113,729,385    118,312,548
   Loans, less allowance for loan losses of $5,715,071 and
       $5,709,397 as of 2007 and 2006, respectively                                         525,453,678    528,946,700
   Premises and equipment - net                                                              20,127,925     20,171,665
   Cash surrender value of life insurance                                                    11,282,221     11,168,940
   Mortgage servicing rights - net                                                              739,601        778,458
   Accrued interest receivable and other assets                                               4,686,712      4,452,286
                                                                                           ------------   ------------
          TOTAL ASSETS                                                                     $741,490,590   $770,013,789
                                                                                           ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
       Demand                                                                              $132,791,575   $137,555,248
       Savings and NOW                                                                      376,597,664    398,735,738
       Other time                                                                           124,445,761    125,137,255
                                                                                           ------------   ------------
          Total Deposits                                                                    633,835,000    661,428,241
   Other borrowings                                                                           1,324,614      3,470,020
   Accrued interest payable and other liabilities                                             1,810,012      1,082,814
                                                                                           ------------   ------------
       Total Liabilities                                                                    636,969,626    665,981,075
                                                                                           ------------   ------------
STOCKHOLDERS' EQUITY
   Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued           --             --
   Common stock, $1 par value,
       15,000,000 shares authorized, 8,822,945 and
       8,801,813 shares issued and outstanding as of 2007 and 2006, respectively              8,822,945      8,801,813
   Additional paid-in capital                                                                25,039,320     24,651,548
   Retained earnings                                                                         70,658,699     70,579,353
                                                                                           ------------   ------------
       Total Stockholders' Equity                                                           104,520,964    104,032,714
                                                                                           ------------   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $741,490,590   $770,013,789
                                                                                           ============   ============





       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 2007          2006
                                                                                 ----          ----
INTEREST INCOME
   Loans                                                                     $ 9,460,447   $ 8,316,095
   Investment securities
        Taxable                                                                  934,366       888,150
       Exempt from federal income taxes                                          221,765       335,990
   Federal funds sold                                                            247,923       116,044
                                                                             -----------   -----------
       Total Interest Income                                                  10,864,501     9,656,279
                                                                             -----------   -----------
INTEREST EXPENSE
   Deposits                                                                    3,096,600     2,482,086
   Federal funds purchased and securities sold under repurchase agreements         8,139        28,687
   Other borrowings                                                               17,196         9,694
                                                                             -----------   -----------
       Total Interest Expense                                                  3,121,935     2,520,467
                                                                             -----------   -----------
Net interest income before provision for loan losses                           7,742,566     7,135,812
   Provision for loan losses                                                      60,000        60,000
                                                                             -----------   -----------
Net interest income after provision for loan losses                            7,682,566     7,075,812
                                                                             -----------   -----------
NONINTEREST INCOME
   Service charges on deposits                                                 2,056,137     1,820,358
   Loan servicing income                                                          56,250        57,145
   Net gain on sale of loans                                                      36,424        74,239
   Increase in cash surrender value of life insurance                            113,281       104,859
   Other                                                                         308,128       278,374
                                                                             -----------   -----------
       Total Noninterest Income                                                2,570,220     2,334,975
                                                                             -----------   -----------
NONINTEREST EXPENSES
   Salaries and employee benefits                                              3,887,961     3,656,415
   Net occupancy costs                                                           708,871       592,538
   Furniture and equipment expenses                                              386,401       390,396
   Computer services                                                             560,419       541,305
   Advertising and promotional                                                   245,698       358,081
   Regulatory agency assessments                                                  53,307        56,694
   Office supplies                                                               187,174       120,865
   Other                                                                         756,650       752,376
                                                                             -----------   -----------
       Total Noninterest Expenses                                              6,786,481     6,468,670
                                                                             -----------   -----------
Income before income taxes                                                     3,466,305     2,942,117
   Less:  Applicable income taxes                                              1,186,500       952,000
                                                                             -----------   -----------
       NET INCOME                                                            $ 2,279,805   $ 1,990,117
                                                                             ===========   ===========

         Basic earnings per share                                            $      0.26   $      0.23
         Dividends per share                                                 $      0.25   $      0.22
         Weighted average shares outstanding                                   8,817,075     8,658,403



       See notes to unaudited condensed consolidated financial statements.

14




                         TRI CITY BANKSHARES CORPORATION
                 CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                   2007            2006
                                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                                $  2,279,805    $  1,990,117
    Adjustments to reconcile net income to net cash flows provided by operating  activities
        Depreciation                                                                               526,299         540,497
        Amortization of servicing rights, premiums and  discounts                                   66,170         (35,543)
        Gain on sale of loans                                                                      (36,424)        (74,239)
        Provision for loan losses                                                                   60,000          60,000
        Proceeds from sales of loans held for sale                                               2,734,231       4,722,717
        Originations of loans held for sale                                                     (2,718,193)     (4,683,605)
        Increase in cash surrender value of life insurance                                        (113,281)       (104,859)
        Loss on sale of  other real estate owned                                                      --             4,500
        Net change in
           Accrued interest receivable and other assets                                           (234,426)       (356,548)
           Accrued interest payable and other liabilities                                          727,198        (201,344)
                                                                                              ------------    ------------
        Net Cash Flows Provided by Operating Activities                                          3,291,379       1,861,693
                                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Activity in held to maturity securities
        Maturities, prepayments and calls                                                       10,435,084       5,563,283
        Purchases                                                                               (5,858,848)           --
    Net decrease in loans                                                                        3,433,022      13,303,352
    Purchases of premises and equipment - net                                                     (482,559)       (406,692)
    Proceeds from sale of other real estate owned                                                     --            65,000
                                                                                              ------------    ------------
        Net Cash Flows Provided by Investing Activities                                          7,526,699      18,524,943
                                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                                   (27,593,241)    (21,359,063)
    Net decrease in other borrowings                                                            (2,145,406)     (2,298,826)
    Dividends paid                                                                              (2,200,459)     (1,895,412)
    Common stock issued                                                                            408,904       1,150,012
                                                                                              ------------    ------------
        Net Cash Flows Used in Financing Activities                                            (31,530,202)    (24,403,289)
                                                                                              ------------    ------------
           Net Change in Cash and Cash Equivalents                                             (20,712,124)     (4,016,653)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                 86,183,192      56,584,034
                                                                                              ------------    ------------
    CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $ 65,471,068    $ 52,567,381
                                                                                              ============    ============




       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2006. The December 31, 2006 financial information included herein is derived from the December 31, 2006 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first three months of 2007 are not necessarily indicative of the results which may be expected for the entire 2007 fiscal year.

(B) RECENT ACCOUNTING PRONOUNCEMENTS
    --------------------------------
     In March 2006, the Financial Accounting Standards Board ("FASB") issued No. SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement was required upon issuance. The adoption of this provision had no significant effect on the Corporation's 2006 consolidated financial statements. The Corporation adopted the remaining provisions of this statement effective January 1, 2007. The adoption of the remaining provisions of SFAS No. 156 had no effect on the Corporation's consolidated financial statements as the Corporation continues to use the amortization method.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard was adopted by the Corporation on January 1, 2007. The adoption of this standard had no effect on the Corporation's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Corporation will be required to adopt this statement beginning in 2008. Management expects the adoption of this standard will have a minimal effect on the Corporation's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. The Corporation will be required to adopt SFAS No. 159 in 2008. Early adoption is permitted, provided the Corporation also elects to apply the provisions of SFAS No. 157. Management expects to adopt SFAS No. 159 in 2008 and the adoption of this standard will have a minimal effect on the Corporation's consolidated financial statements.

ITEM 2
------
                         TRI CITY BANKSHARES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------
     This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of the Corporation's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

     Forward-looking statements are subject to significant risks and uncertainties and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, which item is incorporated herein by reference.

     All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

CRITICAL ACCOUNTING POLICIES
----------------------------
     A number of accounting policies require us to use our judgment. Two of the more significant policies are:

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

FINANCIAL CONDITION
-------------------
         The Corporation's total assets decreased $28.5 million (3.7%) during the first quarter of 2007. Cash and cash equivalents decreased $20.7 million (24.0%) during that period, associated with activity normally seen during the first quarter. Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending.

         Investment securities decreased $4.6 million (3.9%) during the first quarter of 2007. Approximately $8.3 million of the banking subsidiary's investment portfolio was redeemed through normal maturities or scheduled calls and $3.7 million of new securities were purchased. Management continues to follow its practice of holding to maturity its investment portfolio.

         Loans decreased $3.5 million (0.7%) during the first quarter of 2007. Commercial loan volume remained sluggish during the first quarter of 2007. New loan originations did not offset several large payoffs of portfolio loans resulting in the decrease of $3.5 million for the quarter ended March 31, 2007. Management remains optimistic that the loan portfolio will increase over time despite increasing rate pressure and competition in the market.

         The allowance for loan losses increased $5,700 (0.1%) to $5.7 million during the first three months of 2007. Asset quality remains strong in the banking subsidiary loan portfolio. A $60,000 provision for loan loss was recorded in the first quarter of 2007. The net increase in the loan loss allowance from period to period represents the net difference of charge-offs versus the provision and loan recoveries.

     The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio. To assess the adequacy of the allowance for loan losses, management uses significant judgment focusing on changes in the size and the character of the portfolio, changes in levels of nonperforming loans, risks identified within specific credits, existing economic conditions, underlying collateral, historic losses within the portfolio, as well as other factors that could affect probable credit losses. Management continues to monitor the quality of new loans that the Corporation originates each year as well as to review existing loan performance.

     Deposits at the Corporation decreased $27.6 million (4.2%) during the first quarter of 2007. As noted above, there is typically a short-term increase in commercial and municipal deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or funds management programs after the first of the year.

     Total borrowings of the Corporation decreased $2.1 million (61.8%) during the first three months of 2007. As a result of decreases in the investment and loan portfolio, the borrowing needs of the banking subsidiary were reduced. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the banking subsidiary's federal funds facility through its primary correspondent bank.

     The Corporation's equity increased $488,300 (0.5%) during the first quarter of 2007. The Corporation received proceeds of $408,900 from the sale of common stock through the Dividend Reinvestment Plan offered to shareholders and paid $2.2 million in dividends.

LIQUIDITY
---------
     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that these efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $57.3 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.

CAPITAL EXPENDITURES
--------------------
     The banking subsidiary has no major capital expansion projects currently in place for 2007, however if a project is identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure.

RESULTS OF OPERATIONS
---------------------
     The Corporation's net income increased $289,700 (14.6%) during the first quarter of 2007 compared to the same period in 2006. Net interest income increased $606,800 (8.5%) to $7.7 million for the first quarter of 2007 compared to $7.1 million for the first quarter last year. The net interest income after provision for loan losses increased by $606,800.

     Total interest income on loans increased $1.1 million (13.8%) in the first three months of 2007 compared to the first three months of 2006. Rates contributed approximately $750,400 of this increase and the remaining $394,000 was attributed to loan growth of $28.0 million over the twelve month period ending March 31, 2007. Year-to-date 2007 loan yields were up to 7.22% from 6.45% in 2006. The Board of Governors of the Federal Reserve has increased the discount rate only twice during the past 12 months, resulting in corresponding increases to the subsidiary bank's reference rate to 8.25%. The yield increase is due in large part to repricing the banking subsidiary's portfolio of loans at higher interest rates. These changes, plus loan portfolio growth of $28.0 million over the comparable period last year are the primary reason for the increase in interest earnings.

     Investment security interest income decreased $68,000 (5.6%) during the first quarter of 2007 compared to the first quarter of 2006. This change is the result of a decrease of $4.6 million in the investment portfolio, with $8.3 million in U. S. Agency securities maturing and a $3.7 million net increase in municipal securities. The average tax equivalent year-to-date yield derived from all investments was virtually unchanged at 4.57% during the first quarter of 2007 compared to 4.16% in the first quarter of 2006.

     Approximately $17.5 million in investment securities are scheduled to mature during the next nine months. In addition, approximately $61.8 million of other securities are subject to calls during the same period. Such calls are unlikely, however, given the current rate environment.

     Interest expense increased $601,500 (23.9%) during the first quarter of 2007 compared to the first quarter of 2006. An increase in the year-to-date yield of 43 basis points on interest bearing deposits (from 2.14% to 2.57%) accounted for the majority of this variance.

     Non-interest income increased $235,200 (10.1%) during the first quarter of 2007 compared to the same period of 2006. This increase is due to growth in retail checking accounts and fees derived from retail checking activity.

     A summary of the change in income for the quarters ended March 31, 2007 and 2006 appears below:

Three Months Ended                           March 31,    March 31,     2007
                                               2007         2006     Over(Under)
                                           (UNAUDITED)  (UNAUDITED)     2006
                                           -----------  -----------    -------
Revenue and Expenses: (000's)
  Interest income                            $10,865      $ 9,656      $ 1,209
  Less: Interest expense                       3,122        2,520          602
                                             -------      -------      -------
       Net interest income before
        provision for loan losses              7,743        7,136          607
Less: Provision for loan losses                   60           60         --
                                             -------      -------      -------
       Net interest income after
        provision for loan losses              7,683        7,076          607
Non-interest income                            2,570        2,335          235
Non-interest expenses                          6,786        6,469          317
                                             -------      -------      -------
       Income from Operations                  3,467        2,942          525
Tax Provision                                  1,187          952          235
                                             -------      -------      -------
       NET INCOME                            $ 2,280      $ 1,990      $   290
                                             =======      =======      =======


CAPITAL ADEQUACY
----------------
     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 20.0% and its leverage ratio is 14.4% as of March 31, 2007.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


     The Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4  -  CONTROLS AND PROCEDURES
----------------------------------

     The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the last fiscal quarter, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who is also the Chief Financial Officer of the Corporation, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President who is also the Chief Financial Officer of the Corporation concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

     There have been no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

Item 1A     RISK FACTORS
            There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2006 Annual Report on Form 10-K.

Item 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
            During the quarter ended March 31, 2007, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6      EXHIBITS
            31   Rule 13a-14(a) Certification
            32   Section 1350 Certification

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION

DATE:  May 11, 2007                      /s/Henry Karbiner Jr.
     -------------------                 ---------------------------------------
                                         Henry Karbiner, Jr.
                                         President, Chief Executive Officer and
                                         Treasurer (Principal Executive Officer)


DATE:  May 11, 2007                      /s/Thomas W. Vierthaler
     -------------------                 ---------------------------------------
                                         Thomas W. Vierthaler
                                         Vice President and Comptroller
                                         (Chief Accounting Officer)