Form 10-Q
period 2007-06-30
TRI CITY BANKSHARES CORP
filed 2007-08-14
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

The number of shares outstanding of $1.00 par value common stock as of July 31, 2007: 8,864,399 shares.

PART  I - FINANCIAL INFORMATION

   Item 1     Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of
                   June 30, 2007 and December 31, 2006                    3

                   Condensed Consolidated Statements of Income
                   for the Three Months ended June 30, 2007
                   and 2006                                               4

                   Condensed Consolidated Statements of Income
                   for the Six Months ended June 30, 2007
                   and 2006                                               5

                   Condensed Consolidated Statements of Cash Flows
                   For the Six Months ended June 30, 2007
                   and 2006                                               6

                   Notes to Unaudited Condensed Consolidated Financial
                   Statements                                             7

   Item 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10

   Item 3     Quantitative and Qualitative Disclosures about Market
              Risk                                                       16

   Item 4     Controls and Procedures                                    16


PART II - OTHER INFORMATION

   Item 1A    Risk Factors                                               17

   Item 2     Unregistered Sales of Equity Securities and Use
              of Proceeds                                                17

   Item 4     Submission of matters to a Vote of Security Holders        18

   Item 6     Exhibits                                                   20

   Signatures                                                            21

   Exhibit Index                                                         22

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------
                                     ASSETS

                                                                    June 30,    December 31,
                                                                      2007          2006
                                                                      ----          ----

  Cash and due from banks                                        $  27,831,506 $  53,615,568
  Federal funds sold                                                      --      32,567,624
                                                                  ------------  ------------
    Cash and cash equivalents                                       27,831,506    86,183,192
  Held to maturity securities, fair value of $116,820,261 and
    $117,066,740 as of 2007 and 2006, respectively                 117,976,224   118,312,548
  Loans, less allowance for loan losses of $5,753,199 and
    $5,709,397 as of 2007 and 2006, respectively                   539,888,095   528,946,700
  Premises and equipment - net                                      19,738,610    20,171,665
  Cash surrender value of life insurance                            11,395,502    11,168,940
  Mortgage servicing rights - net                                      722,398       778,458
  Accrued interest receivable and other assets                       6,827,897     6,686,267
                                                                  ------------  ------------
          TOTAL ASSETS                                           $ 724,380,232 $ 772,247,770
                                                                  ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  LIABILITIES
  Deposits
    Demand                                                       $ 135,753,619 $ 137,555,248
    Savings and NOW                                                374,955,188   398,735,738
    Other time                                                     102,839,507   125,137,255
                                                                  ------------  ------------
      Total Deposits                                               613,548,314   661,428,241
  Federal funds purchased                                              172,425            --
  Other borrowings                                                   2,687,505     3,470,020
  Accrued interest payable and other liabilities                     2,694,405     3,316,795
                                                                  ------------  ------------
          Total Liabilities                                        619,102,649   668,215,056
                                                                  ------------  ------------
STOCKHOLDERS' EQUITY
  Cumulative preferred stock, $1 par value, 200,000 shares
    authorized, no shares issued                                            --            --
  Common stock, $1 par value,
    15,000,000 shares authorized, 8,843,595 and
    8,801,813 shares issued and outstanding as of 2007 and 2006,
    respectively                                                     8,843,595     8,801,813
  Additional paid-in capital                                        25,418,242    24,651,548
  Retained earnings                                                 71,015,746    70,579,353
                                                                  ------------  ------------
          Total Stockholders' Equity                               105,277,583   104,032,714
                                                                  ------------  ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 724,380,232 $ 772,247,770
                                                                  ============  ============


       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                          2007          2006
                                                          ----          ----
INTEREST INCOME
  Loans                                                $ 9,742,190   $ 8,565,445
  Investment securities
    Taxable                                                892,791       872,661
    Exempt from federal income taxes                       258,949       282,851
  Federal funds sold                                       201,687       233,196
  Other                                                      9,663         9,663
                                                       -----------   -----------
       Total Interest Income                            11,105,280     9,963,816
                                                       -----------   -----------
INTEREST EXPENSE
  Deposits                                               2,918,588     2,514,603
  Federal funds purchased                                   24,003           907
  Other borrowings                                          20,756        14,324
                                                       -----------   -----------
       Total Interest Expense                            2,963,347     2,529,834
                                                       -----------   -----------
Net interest income before provision for loan losses     8,141,933     7,433,982
  Provision for loan losses                                 60,000        60,000
                                                       -----------   -----------
Net interest income after provision for loan losses      8,081,933     7,373,982
                                                       -----------   -----------
NONINTEREST INCOME
  Service charges on deposits                            2,275,563     2,055,366
  Loan servicing income                                     61,114        49,780
  Net gain on sale of loans                                 52,885        84,970
  Increase in cash surrender value of life insurance       113,281       102,624
  Other                                                    355,073       321,558
                                                       -----------   -----------
       Total Noninterest Income                          2,857,916     2,614,298
                                                       -----------   -----------
NONINTEREST EXPENSES
  Salaries and employee benefits                         3,994,020     3,698,070
  Net occupancy costs                                      684,885       630,450
  Furniture and equipment expenses                         384,897       396,843
  Computer services                                        590,875       547,954
  Advertising and promotional                              249,486       389,906
  Regulatory agency assessments                             66,331        51,648
  Office supplies                                          138,460       165,268
  Other                                                    892,612       737,852
                                                       -----------   -----------
       Total Noninterest Expenses                        7,001,566     6,617,991
                                                       -----------   -----------
Income before income taxes                               3,938,283     3,370,289
  Less: Applicable income taxes                          1,375,500     1,157,000
                                                       -----------   -----------
       NET INCOME                                      $ 2,562,783   $ 2,213,289
                                                       ===========   ===========

        Basic earnings per share                       $      0.29   $      0.25
        Dividends per share                            $      0.25   $      0.22
        Weighted average shares outstanding              8,837,241     8,714,194



       See notes to unaudited condensed consolidated financial statements.

21




                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   For Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                          2007          2006
                                                          ----          ----
INTEREST INCOME
  Loans                                                $19,202,637   $16,881,540
  Investment securities
    Taxable                                              1,827,157     1,760,811
    Exempt from federal income taxes                       480,714       618,841
  Federal funds sold                                       449,610       349,240
  Other                                                      9,663         9,663
                                                       -----------   -----------
       Total Interest Income                            21,969,781    19,620,095
                                                       -----------   -----------
INTEREST EXPENSE
  Deposits                                               6,015,188     4,996,689
  Federal funds purchased                                   32,142        29,594
  Other borrowings                                          37,952        24,018
                                                       -----------   -----------
       Total Interest Expense                            6,085,282     5,050,301
                                                       -----------   -----------
Net interest income before provision for loan losses    15,884,499    14,569,794
  Provision for loan losses                                120,000       120,000
                                                       -----------   -----------
Net interest income after provision for loan losses     15,764,499    14,449,794
                                                       -----------   -----------
NONINTEREST INCOME
  Service charges on deposits                            4,331,700     3,875,724
  Loan servicing income                                    117,364       106,925
  Net gain on sale of loans                                 89,309       159,209
  Increase in cash surrender value of life insurance       226,562       207,483
  Other                                                    663,201       599,932
                                                       -----------   -----------
       Total Noninterest Income                          5,428,136     4,949,273
                                                       -----------   -----------
NONINTEREST EXPENSES
  Salaries and employee benefits                         7,881,981     7,354,485
  Net occupancy costs                                    1,393,756     1,222,988
  Furniture and equipment expenses                         771,298       787,239
  Computer services                                      1,151,294     1,089,259
  Advertising and promotional                              495,184       747,987
  Regulatory agency assessments                            119,638       108,342
  Office supplies                                          325,634       286,133
  Other                                                  1,649,262     1,490,228
                                                       -----------   -----------
       Total Noninterest Expenses                       13,788,047    13,086,661
                                                       -----------   -----------
Income before income taxes                               7,404,588     6,312,406
  Less: Applicable income taxes                          2,562,000     2,109,000
                                                       -----------   -----------
       NET INCOME                                      $ 4,842,588   $ 4,203,406
                                                       ===========   ===========

        Basic earnings per share                       $      0.55   $      0.48
        Dividends per share                            $      0.50   $      0.44
        Weighted average shares outstanding              8,827,214     8,686,453

       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                    2007            2006
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                    $  4,842,588    $  4,203,406
  Adjustments to reconcile net income to net cash flows provided by operating activities
      Depreciation                                                                 1,052,772       1,080,680
      Amortization of servicing rights, premiums and  discounts                      148,845         186,746
      Gain on sale of loans                                                          (89,309)       (159,209)
      Provision for loan losses                                                      120,000         120,000
      Proceeds from sales of loans held for sale                                   7,799,786      11,066,933
      Originations of loans held for sale                                         (7,768,743)    (10,990,055)
      Increase in cash surrender value of life insurance                            (226,562)       (207,483)
      Loss on sale of  other real estate owned                                          --            25,449
      Net change in
        Accrued interest receivable and other assets                                (141,630)        101,304
        Accrued interest payable and other liabilities                              (622,389)       (883,315)
                                                                                ------------    ------------
      Net Cash Flows Provided by Operating Activities                              5,115,358       4,544,456
                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in held to maturity securities
    Maturities, prepayments and calls                                             17,785,084      19,319,223
    Purchases                                                                    (17,483,280)     (6,409,051)
  Net (increase) decrease in loans                                               (11,061,395)      6,190,830
  Purchases of premises and equipment - net                                         (619,717)       (832,861)
  Proceeds from sale of other real estate owned                                         --           104,051
                                                                                ------------    ------------
      Net Cash Flows Provided by (Used in) Investing Activities                  (11,379,308)     18,372,192
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                                       (47,879,927)    (31,491,950)
  Net decrease in federal funds purchased                                            172,425            --
  Net decrease in other borrowings                                                  (782,515)     (2,293,251)
  Dividends paid                                                                  (4,406,195)     (3,803,904)
  Common stock issued - net                                                          808,476       2,212,885
                                                                                ------------    ------------
      Net Cash Flows Used in Financing Activities                                (52,087,736)    (35,376,220)
                                                                                ------------    ------------
        Net Change in Cash and Cash Equivalents                                  (58,351,686)    (12,459,572)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   86,183,192      56,584,034
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $ 27,831,506    $ 44,124,462
                                                                                ============    ============


       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2006. The December 31, 2006 financial information included herein is derived from the Consolidated Financial Statements of Tri City, which are included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of June 30, 2007 and the results of its operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first six months of 2007 are not necessarily indicative of the results which may be expected for the entire 2007 fiscal year.

(B) RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement was required upon issuance. The adoption of this provision had no significant effect on the Corporation's 2006 consolidated financial statements. The Corporation adopted the remaining provisions of this statement effective January 1, 2007. The adoption of the remaining provisions of SFAS No. 156 had no effect on the Corporation's consolidated financial statements as the Corporation continues to use the amortization method.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard was adopted by the Corporation on January 1, 2007. The adoption of this standard had no effect on the Corporation's consolidated financial statements. As of the date of adoption, the Corporation had no uncertain tax positions. The Corporation's policy is to record interest and penalties related to income tax liabilities in income tax expense. The Corporation, along with its subsidiaries, files U.S. Federal and Wisconsin income tax returns. The Corporation is no longer subject to examination by tax authorities for taxable years before 2003 for U.S. Federal tax and 2002 for Wisconsin tax purposes.

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

(C) RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

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


FINANCIAL CONDITION
-------------------

     The Corporation's total assets decreased $48.6 million (6.3%) during the first two quarters of 2007. Typically the Corporation's banking subsidiary experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending. These increases result in an increase in short-term investments at year end. Conversely, when municipal deposits decreased $39.4 million (53.3%) during the first two quarters of 2007, the subsidiary bank's investment in Federal funds sold was reduced, in turn reducing the Corporation's total assets.

     Investment securities decreased $336,300 (0.3%) during the first six months of 2007. Approximately $17.8 million of the banking subsidiary's investment portfolio was redeemed through normal maturities or scheduled calls and $17.5 million of new securities were purchased. Management continues to follow its practice of holding to maturity its investment portfolio. Approximately $15.4 million in investment securities are scheduled to mature during the next six months. In addition, approximately $56.7 million of other securities are subject to calls during the same period. Such calls are unlikely, however, given the current rate environment.

     Loans increased $11.0 million (2.1%) during the first two quarters of 2007. Commercial loan volume, including commercial and industrial loans as well as loans collateralized by commercial real estate increased $9.4 million (2.6%) and other real estate loans to individuals increased $2.5 million (1.8%). After a sluggish start in 2007, loan activity improved late in the second quarter. Management remains optimistic that the loan portfolio will increase over time despite increasing interest rate pressure and competition in the market.

     The allowance for loan losses increased $43,800 (0.8%) to $5.8 million during the first six months of 2007.

     Asset quality remains strong in the banking subsidiary loan portfolio. A $60,000 provision for loan loss was recorded in both the first and second quarters of 2007. The net increase in the loan loss allowance from period to period represents the net difference of charge-offs versus the $120,000 provision and loan recoveries.

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

     Deposits at the Corporation decreased $47.9 million (7.2%) during the first six months of 2007. As noted above, there is typically a short-term increase in municipal deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or fund management programs after the first of the year. In addition to the decrease in municipal deposits, certificate of deposit balances decreased $22.3 million (17.8%). Given slower than expected growth in the loan portfolio and rising interest rates, management chose competitive but conservative rate offerings on certificate of deposits during the first six months of 2007 and some run-off occurred.

     Total borrowings of the Corporation decreased $610,100 (17.6%) during the first six months of 2007. The Corporation's banking subsidiary adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the banking subsidiary's federal funds facility through its primary correspondent bank.

     The Corporation's equity increased $1.2 million (1.2%) during the first six months of 2007. The Corporation received proceeds of $808,500 from the sale of common stock through the Dividend Reinvestment Plan offered to shareholders and paid $4.4 million in dividends.

LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourage depositors to invest their funds in the Corporation's banking subsidiary. Management believes that these efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The banking subsidiary of the Corporation has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $55.4 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.

CAPITAL EXPENDITURES
--------------------

     The banking subsidiary has no major capital expansion projects currently in place for 2007, however if a project is identified or an upgrade in equipment becomes necessary, the Corporation has sufficient liquidity to internally fund any such expenditure.

RESULTS OF OPERATIONS
---------------------


                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006

     The Corporation's net income increased $349,500 (15.8%) during the second quarter of 2007 compared to the same period in 2006.

     Net interest income increased $708,000 (9.5%) to $8.1 million for the second quarter of 2007 compared to $7.4 million for the second quarter last year. Net interest income after the provision for loan losses increased by $708,000.

     Total interest income on loans increased $1.2 million (13.7%) in the second quarter of 2007 compared to the second quarter of 2006. Interest rates in the second quarter of 2007 compared to the same period in 2006 contributed approximately $673,700 of this increase and the remaining $503,100 was attributed to average loan growth of $29.6 million over the prior year's quarter. Quarter-to-date 2007 loan yields were up 50 basis points (bp) to 7.29% from 6.79% in 2006. The Board of Governors of the Federal Reserve has not increased the discount rate since June of 2006. Accordingly the subsidiary bank's reference rate has remained at 8.25% for the last 12 months. The yield increase is due in large part to re-pricing the banking subsidiary's portfolio of loans at higher interest rates.

     Investment security interest income decreased $3,800 (0.3%) during the second quarter of 2007 compared to the second quarter of 2006 due to a decrease in the investment portfolio. The average tax equivalent quarter-to-date yield derived from all investments increased 26 basis points to 4.43% during the second quarter of 2007 compared to 4.17% during the second quarter of 2006.

     Interest expense increased $433,500 (17.1%) during the second quarter of 2007 compared to the second quarter of 2006. An increase in the year-to-date yield of 33 basis points on interest bearing deposits (from 2.19% to 2.52%) accounted for the majority of this variance.

     Non-interest income increased $243,600 (9.3%) during the second quarter of 2007 compared to the same period of 2006. This increase is due to growth in retail checking accounts and fees derived from retail checking activity.

     Non-interest expense increased $383,600 (5.8%) during the second quarter of 2007 compared to the same period in 2006. Salaries and employee benefits increased 8.0%. This increase was primarily due to additional personnel needed to staff four new locations opened during the last quarter of 2006 and the first quarter of 2007.

     A summary of the change in income for the quarters ended June 30, 2007 and 2006 appears below:

Three Months Ended                            June 30,    June 30,       2007
                                                2007        2006     Over(Under)
                                             (UNAUDITED) (UNAUDITED)     2006
                                             ----------- -----------     ----
Revenue and Expenses: (000's)
Interest income                                $11,105     $ 9,964     $ 1,141
Less: Interest expense                           2,963       2,530         433
                                               -------     -------     -------
      Net interest income before
      provision for loan losses                  8,142       7,434         708
Less: Provision for loan losses                     60          60          --
                                               -------     -------     -------
      Net interest income after
      provision for loan losses                  8,082       7,374         708
Non-interest income                              2,858       2,614         244
Non-interest expenses                            7,002       6,618         384
                                               -------     -------     -------
      Income from Operations                     3,938       3,370         568
Tax Provision                                    1,376       1,157         219
                                               -------     -------     -------
      NET INCOME                               $ 2,562     $ 2,213     $   349
                                               =======     =======     =======



                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


     Net income of the Corporation increased $639,200 (15.2%) during the six months ended June 30, 2007 compared to the same period in 2006. This increase is the result of a contribution from increased net interest income, non-interest income and expense control.


     Interest income on loans increased $2.3 million (13.7%) in the first half of 2007. A volume increase of $35.4 million in commercial, real estate and consumer loans accounts for $891,500 of the interest income increase and a 53 basis point increase in the yield (from 6.65% to 7.18%) accounts for $1.4 million of the increase in interest income.


     Interest income on investment securities decreased $71,800 (3.0%) during the first six months of 2007 compared to the same period in 2006. This decrease is the result of a reduced investment portfolio. Management will continue to replace maturing securities with high quality securities that have relatively short maturities.

     Interest expense on deposits increased $1.0 million (20.4%) in the first six months of 2007. Of this increase, $774,500 is due to a 32 basis point increase in the yield on interest bearing deposits (from 2.15% to 2.47%). The remaining $244,000 of the increase is due to a growth in the average balance of interest bearing deposits from the second quarter 2006 to the second quarter 2007.


     Deposit increases during the past twelve months were comprised of short-term, low yielding liabilities, due to the growth in personal checking and municipal deposits. This trend has helped the banking subsidiary to maintain a strong net interest margin compared to other banks in its peer group.


     Interest expense related to short-term borrowings increased $16,500 (30.7%) during the six months ended June 30, 2007 versus the comparable period in 2006. The increase is due in part to increased rates on short term borrowing which contributed $10,500 of the increase and in part to volume which contributed $6,000 of the increase.


     Non-interest income increased $478,900 (9.7%) for the first six months of 2007 versus the comparable period in 2006. This increase is attributable to the growing base of consumer accounts and the fees generated from products and services associated with those accounts.


     Non-interest expense increased $701,400 (5.4%) during the six months ending June 30, 2007 compared to the same period in 2006. The largest single component of the increase was payroll, which increased by $527,500 (7.2%) during the first six months of 2007 compared to the first six months of 2006. Increased staffing, due to the opening of four additional branch locations, was primarily responsible for this variance. Occupancy expenses increased $170,800 (14.0%) during the same period in 2007 compared to the same period in 2006 due to the new locations as well as rent increases and increased utility expenses in existing facilities. Data processing expenses increased $62,000 (5.7%) during the first six months of 2007 compared to the same period in 2006. Increased account and transaction volume accounts for most of the variance.

CAPITAL ADEQUACY
----------------

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 19.8% and its leverage ratio is 14.6% as of June 30, 2007.

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

ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2007, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 13, 2007, Tri City Bankshares Corporation held its annual shareholders' meeting. The only item held for a vote of shareholders was for the election of Directors for the ensuing year. The number of shares of common stock represented by proxy and in person was 7,073,504 which represented approximately 80.17% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the following vote:

Director's Name:             Frank Bauer
            For              7,041,318
          Against            0
         Withheld            32,186
          Abstain            0
      Broker Non-Vote        0

Director's Name:             William Beres
            For              7,054,361
          Against            0
         Withheld            19,143
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Sanford Fedderly
            For              7,054,391
          Against            0
         Withheld            19,113
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Scott  Gerardin
            For              7,050,145
          Against            0
         Withheld            23,359
          Abstain            0
      Broker Non-Vote        0

Director's Name:             William Gravitter
            For              7,044,536
          Against            0
         Withheld            28,968
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Henry Karbiner, Jr.
            For              7,050,145
          Against            0
         Withheld            23,359
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Christ Krantz
            For              7,054,391
          Against            0
         Withheld            19,113
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Brian T. McGarry
            For              7,041,978
          Against            0
         Withheld            31,526
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Robert Orth
            For              7,050,145
          Against            0
         Withheld            23,359
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Ronald K. Puetz
            For              7,050,145
          Against            0
         Withheld            23,359
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Agatha T. Ulrich
            For              7,040,374
          Against            0
         Withheld            33,130
          Abstain            0
      Broker Non-Vote        0

Director's Name:             David Ulrich, Jr.
            For              7,039,714
          Against            0
         Withheld            33,790
          Abstain            0
      Broker Non-Vote        0

Director's Name:             William Werry
            For              7,052,787
          Against            0
         Withheld            20,717
          Abstain            0
      Broker Non-Vote        0

Director's Name:             Scott A. Wilson
            For              7,050,145
          Against            0
         Withheld            23,359
          Abstain            0
      Broker Non-Vote        0

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

                         TRI CITY BANKSHARES CORPORATION

     DATE:  August 14, 2007              /s/Henry Karbiner Jr.
            ---------------              ---------------------------------------
                                         Henry Karbiner, Jr.
                                         President, Chief Executive Officer and
                                         Treasurer (Principal Executive Officer)


     DATE:  August 14, 2007              /s/Thomas W. Vierthaler
            ---------------              ---------------------------------------
                                         Thomas W. Vierthaler
                                         Vice President and Comptroller
                                         (Chief Accounting Officer)