Form 10-Q
period 2007-09-30
TRI CITY BANKSHARES CORP
filed 2007-11-14
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

[   ]   TRANSITION  REPORT PURSUANT  TO SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934

                          Commission file number 0-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                39-1158740
            ---------------------                    ---------------------
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                       ----------------------------------
                    (Address of principal executive offices)

                                      53154
                                      -----
                                    Zip Code

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

The number of shares outstanding of $1.00 par value common stock as of October 31, 2007: 8,884,045 shares.

PART I - FINANCIAL INFORMATION

     Item 1   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of
                September 30, 2007 and December 31, 2006                 3

                Condensed Consolidated Statements of Income
                for the Three Months ended September 30, 2007
                and 2006                                                 4

                Condensed Consolidated Statements of Income
                for the Nine Months ended September 30, 2007
                and 2006                                                 5

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months ended September 30, 2007
                and 2006                                                 6

                Notes to Unaudited Condensed Consolidated Financial
                Statements                                               7

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations             10

     Item 3   Quantitative and Qualitative Disclosures about Market
              Risk                                                      16

     Item 4   Controls and Procedures                                   16


PART II - OTHER INFORMATION

     Item 1   Legal Proceedings                                         20

     Item 1A  Risk Factors                                              20

     Item 2   Unregistered Sales of Equity Securities and Use of
              Proceeds                                                  20

     Item 3   Defaults Upon Senior Securities                           20

     Item 4   Submission of matters to a Vote of Security Holders       20

     Item 5   Other Information                                         20

     Item 6   Exhibits                                                  20

     Signatures                                                         21

                         TRI CITY BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     ASSETS

                                                                                   September 30,   December  31,
                                                                                         2007            2006
                                                                                         ----            ----
   Cash and due from banks                                                         $  26,276,477   $  53,615,568
   Federal funds sold                                                                         --      32,567,624
                                                                                   -------------   -------------
       Cash and cash equivalents                                                      26,276,477      86,183,192
   Held to maturity securities, fair value of $120,317,133 and
       $116,997,307 as of September 30, 2007 and December 31, 2006, respectively     120,384,778     118,312,548
   Loans, less allowance for loan losses of $5,681,813 and
       5,709,397 as of  September 30, 2007 and December 31 2006, respectively        556,027,837     528,946,700
   Premises and equipment - net                                                       19,575,494      20,171,665
   Cash surrender value of life insurance                                             11,508,172      11,168,940
   Mortgage servicing rights - net                                                       697,667         778,458
   Accrued interest receivable and other assets                                        7,284,751       6,686,267
                                                                                   -------------   -------------
          TOTAL ASSETS                                                             $ 741,755.176   $ 772,247,770
                                                                                   =============   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
       Demand                                                                      $ 133,032,803   $ 137,555,248
       Savings and NOW                                                               369,777,707     398,735,738
       Other time                                                                    101,153,187     125,137,255
                                                                                   -------------   -------------
          Total Deposits                                                             603,963,697     661,428,241
   Federal funds purchased                                                            23,381,914              --
   Other borrowings                                                                    5,228,780       3,470,020
   Accrued interest payable and other liabilities                                      3,091,342       3,316,795
                                                                                   -------------   -------------
       Total Liabilities                                                             635,665,733     668,215,056
                                                                                   -------------   -------------

STOCKHOLDERS' EQUITY
   Cumulative preferred stock, $1 par value, 200,000 shares
       authorized, no shares issued                                                           --              --
   Common stock, $1 par value,
       15,000,000 shares authorized, 8,864,399 and
       8,801,813 shares issued and outstanding as of 2007 and 2006,
       respectively                                                                    8,864,399       8,801,813
   Additional paid-in capital                                                         25,799,977      24,651,548
   Retained earnings                                                                  71,425,067      70,579,353
                                                                                   -------------   -------------
       Total Stockholders' Equity                                                    106,089,443     104,032,714
                                                                                   -------------   -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 741,755,176   $ 772,247,770
                                                                                   =============   =============


       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For Three Months Ended September 30, 2007 and 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                            2007          2006
                                                            ----          ----
INTEREST INCOME
   Loans                                                $10,263,756   $ 9,161,408
   Investment securities
        Taxable                                             901,614       979,287
       Exempt from federal income taxes                     298,799       289,713
   Federal funds sold                                           725        54,855
                                                        -----------   -----------
       Total Interest Income                             11,464,894    10,485,263
                                                        -----------   -----------
INTEREST EXPENSE
   Deposits                                               2,935,045     2,620,413
   Federal funds purchased                                  207,382        73,728
   Other borrowings                                          18,618        13,005
                                                        -----------   -----------
       Total Interest Expense                             3,161,045     2,707,146
                                                        -----------   -----------
Net interest income before provision for loan losses      8,303,849     7,778,117
   Provision for loan losses                                125,000        60,000
                                                        -----------   -----------
Net interest income after provision for loan losses       8,178,849     7,718,117
                                                        -----------   -----------
NONINTEREST INCOME
   Service charges on deposits                            2,355,643     2,221,590
   Loan servicing income                                     54,537        46,715
   Net gain on sale of loans                                 48,602        63,406
   Increase in cash surrender value of life insurance       112,671       103,764
   Other                                                    336,814       353,550
                                                        -----------   -----------
       Total Noninterest Income                           2,908,267     2,789,025
                                                        -----------   -----------
NONINTEREST EXPENSES
   Salaries and employee benefits                         4,012,442     3,749,795
   Net occupancy costs                                      662,009       608,842
   Furniture and equipment expenses                         399,605       391,837
   Computer services                                        598,364       543,533
   Advertising and promotional                              289,992       386,276
   Regulatory agency assessments                             64,788        50,711
   Office supplies                                          140,040       153,224
   Other                                                    885,156       778,549
                                                        -----------   -----------
       Total Noninterest Expenses                         7,052,396     6,662,767
                                                        -----------   -----------
Income before income taxes                                4,034,720     3,844,375
   Less:  Applicable income taxes                         1,414,500     1,325,500
                                                        -----------   -----------
       NET INCOME                                       $ 2,620,220   $ 2,518,875
                                                        ===========   ===========
         Basic earnings per share                       $      0.29   $      0.29
         Dividends per share                            $      0.25   $      0.22
         Weighted average shares outstanding              8,858,293     8,768,577



       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                            2007          2006
                                                            ----          ----
INTEREST INCOME
   Loans                                                $29,466,393   $26,042,948
   Investment securities
        Taxable                                           2,728,771     2,740,098
       Exempt from federal income taxes                     779,513       908,554
   Federal funds sold                                       450,335       404,095
   Other                                                      9,663         9,663
                                                        -----------   -----------
       Total Interest Income                             33,434,675    30,105,358
                                                        -----------   -----------
INTEREST EXPENSE
   Deposits                                               8,950,233     7,617,102
   Federal funds purchased                                  239,524       103,322
   Other borrowings                                          56,570        37,023
                                                        -----------   -----------
       Total Interest Expense                             9,246,327     7,757,447
                                                        -----------   -----------
Net interest income before provision for loan losses     24,188,348    22,347,911
   Provision for loan losses                                245,000       180,000
                                                        -----------   -----------
Net interest income after provision for loan losses      23,943,348    22,167,911
                                                        -----------   -----------
NONINTEREST INCOME
   Service charges on deposits                            6,687,343     6,097,314
   Loan servicing income                                    171,901       153,640
   Net gain on sale of loans                                137,911       222,615
   Increase in cash surrender value of life insurance       339,232       311,247
   Other                                                  1,000,016       953,482
                                                        -----------   -----------
       Total Noninterest Income                           8,336,403     7,738,298
                                                        -----------   -----------
NONINTEREST EXPENSES
   Salaries and employee benefits                        11,894,423    11,104,280
   Net occupancy costs                                    2,055,765     1,831,830
   Furniture and equipment expenses                       1,170,903     1,179,076
   Computer services                                      1,749,658     1,632,792
   Advertising and promotional                              785,176     1,134,263
   Regulatory agency assessments                            184,426       159,053
   Office supplies                                          465,674       439,357
   Other                                                  2,534,418     2,268,777
                                                        -----------   -----------
       Total Noninterest Expenses                        20,804,443    19,749,428
                                                        -----------   -----------
Income before income taxes                               11,439,308    10,156,781
   Less:  Applicable income taxes                         3,976,500     3,434,500
                                                        -----------   -----------
       NET INCOME                                       $ 7,462,808   $ 6,722,281
                                                        ===========   ===========
         Basic earnings per share                       $      0.84   $      0.77
         Dividends per share                            $      0.75   $      0.66
         Weighted average shares outstanding              8,837,688     8,714,128

       See notes to unaudited condensed consolidated financial statements.


                         TRI CITY BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                          2007            2006
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                       $  7,462,808    $  6,722,281
    Adjustments to reconcile net income to net cash flows provided by operating activities
        Depreciation                                                    1,574,214       1,629,285
        Amortization of servicing rights, premiums and  discounts         240,875         282,819
        Gain on sale of loans                                            (137,911)       (222,615)
        Provision for loan losses                                         245,000         180,000
        Proceeds from sales of loans held for sale                     12,455,524      16,262,970
        Originations of loans held for sale                           (12,410,693)    (16,159,205)
        Increase in cash surrender value of life insurance               (339,232)       (311,247)
        Loss on sale of  other real estate owned                               --          25,449
        Net change in
           Accrued interest receivable and other assets                  (682,593)     (1,552,847)
           Accrued interest payable and other liabilities                (141,342)        323,303
                                                                     ------------    ------------
        Net Cash Flows Provided by Operating Activities                 8,266,650       7,180,193
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Activity in held to maturity securities
        Maturities, prepayments and calls                              26,365,083      23,279,660
        Purchases                                                     (28,504,319)    (16,470,749)
    Net increase in loans                                             (27,326,137)     (7,790,788)
    Purchases of premises and equipment - net                            (978,043)     (1,364,354)
    Proceeds from sale of other real estate owned                              --         104,051
                                                                     ------------    ------------
        Net Cash Flows Used in Investing Activities                   (30,443.416)     (2,242,180)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                          (57,464,544)    (41,035,839)
    Net increase in federal funds purchased                            23,381,914       5,270,196
    Net increase in other borrowings                                    1,758,760         546,102
    Dividends paid                                                     (6,617,094)     (5,724,479)
    Common stock issued - net                                           1,211,015       3,256,431
                                                                     ------------    ------------
        Net Cash Flows Used in Financing Activities                   (37,729,949)    (37,687,589)
                                                                     ------------    ------------
           Net Change in Cash and Cash Equivalents                    (59,906,715)    (32,749,576)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        86,183,192      56,584,034
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 26,276,477    $ 23,834,458
                                                                     ============    ============
Loans Receivable transferred to Other Real Estate Owned              $    225,000    $         --



       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2006. The December 31, 2006 financial information included herein is derived from the Consolidated Financial Statements of Tri City, which are included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of September 30, 2007 and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first nine months of 2007 are not necessarily indicative of the results which may be expected for the entire 2007 fiscal year.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard was adopted by the Corporation on January 1, 2007. The adoption of this standard had no effect on the Corporation's consolidated financial statements. As of the date of adoption, the Corporation had no uncertain tax positions. The Corporation's policy is to record interest and penalties related to income tax liabilities in income tax expense. The Corporation, along with its subsidiaries, files U.S. Federal and Wisconsin income tax returns. The Corporation's federal tax returns for 2004 and prior, and its 2003 and prior year Wisconsin tax returns, are no longer subject to examination by tax authorities.

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

(C) RECLASSIFICATIONS
    -----------------

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

CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require us to use our judgment. Two of the more significant policies are:

          Establishing the amount of the provision and allowance for loanlosses. We evaluate our loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are five components: (1) historic review of losses and allowance coverage based on peak and average loss volume; (2) review of portfolio trends in volume and composition with attention to possible concentrations;
          (3) review of delinquency trends and loan performance compared to our peer group; (4) review of local and national economic conditions; and
          (5) quality review analysis of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision. If we misjudge the adequacy of the allowance and experience additional losses, a charge to earnings may result.

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

FINANCIAL CONDITION
-------------------

     The Corporation's total assets decreased $30.5 million (4.0%) during the first nine months of 2007. Typically the Corporation's banking subsidiary, Tri City National Bank (the "Bank"), experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending. These increases result in an increase in short-term investments at year end. Therefore, when municipal deposits decreased $56.1 million (69.3%) during the first three quarters of 2007, the Bank's investment in Federal funds sold was reduced, in turn reducing the Corporation's total assets.

     Investment securities increased $2.1 million (1.8%) during the first nine months of 2007. Approximately $26.4 million of the Bank's investment portfolio was redeemed through normal maturities or scheduled calls and $28.5 million of new securities were purchased. Management continues to follow its practice of holding to maturity its investment portfolio. Approximately $6.8 million in investment securities are scheduled to mature during the next three months. In addition, approximately $51.7 million of other securities are subject to calls during the same period. The Corporation believes that such calls are unlikely, however, given the current interest rate environment.

     Amortized costs and fair values of held to maturity securities as of September 30, 2007 and December 31, 2006 are summarized as follows:

                                                            September 30, 2007
                                        ---------------------------------------------------------
                                          Amortized      Unrealized      Unrealized       Fair
              Obligations of:                Cost           Gains          Losses         Value
              ---------------                ----           -----          ------         -----
U.S. Treasury and other U.S.
Government agencies and corporations    $         --   $         --   $         --   $         --

States of the U.S. and Political
Subdivisions                            $ 40,051,574   $     62,267   $     81,387   $ 40,032,454

Other securities consisting of U.S.
Government Sponsored entities and the
Federal Reserve Bank                    $ 88,333,204   $    307,630   $    356,155   $ 80,284,679
                                        ------------   ------------   ------------   ------------
Total                                   $120,384,778   $    369,897   $    437,542   $120,317,133
                                        ============   ============   ============   ============


                                                             December 31, 2006
                                        ---------------------------------------------------------
                                          Amortized      Unrealized      Unrealized       Fair
              Obligations of:                Cost           Gains          Losses         Value
              ---------------                ----           -----          ------         -----
U.S. Treasury and other U.S.
Government agencies and corporations    $         --   $         --   $         --   $         --

States of the U.S. and Political
Subdivisions                            $ 27,689,251   $     15,641   $    196,234   $ 27,508,664

Other securities consisting of U.S.
Government Sponsored entities and the
Federal Reserve Bank                    $ 90,623,291   $    169,527   $  1,304,175   $ 89,488,643
                                        ------------   ------------   ------------   ------------
Total                                   $118,312,548   $    185,168   $  1,500,409   $116,997,307
                                        ============   ============   ============   ============

     Loans increased $27.1 million (5.1%) during the first three quarters of 2007. Commercial loan volume, including commercial and industrial loans as well as loans collateralized by commercial real estate increased $20.6 million (5.6%) and other real estate loans to individuals increased $6.9 million (4.9%). After a sluggish start in 2007, loan activity improved late in the second quarter and remained strong throughout the third quarter. Management remains optimistic that the loan portfolio will increase over time despite a slowing economy, increasing interest rate pressure and competition in the market.

     Mortgage servicing rights (MSRs) decreased $81,000 during the first nine months of 2007. The Corporation capitalized $93,000, amortized $174,000 and did not sell any MSRs. The principal balance of loans serviced was $184.4 million at September 30, 2007 compared with $187.6 million at December 31, 2006 with the decrease due to amortization and pre-payments of existing loans serviced exceeding originations of new loans sold with servicing retained. The carrying value of MSRs was $0.7 million, or 0.38% on loans serviced at September 30, 2007 compared with $0.8 million, or 0.41% on loans serviced at December 31, 2006.

     The allowance for loan losses decreased $27,600 (0.5%) to $5.7 million during the first nine months of 2007. A $60,000 provision for loan loss was recorded in both the first and second quarters of 2007. In the third quarter the Bank recorded a $125,000 provision. The net decrease in the loan loss allowance from period to period represents the net difference of charge-offs versus the $245,000 provision and loan recoveries made year-to-date. Asset quality remains strong in the Bank's loan portfolio. The increased third quarter provision was due to recognition of losses on two specific credits as recommended by management's analysis of the adequacy of the allowance for loan losses.


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

     The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb loan losses inherent in the portfolio.

                                             September 30, 2007         December 31, 2006
                                             ------------------         -----------------
                                                       % of Loans                % of Loans
                                                         in each                   in each
          Balance applicable to:              Amount     category       Amount     category
Domestic                                      ------     --------       ------     --------
   Commercial, financial, agricultural     $   500,688      5.3%     $   562,682      6.1%
   Real estate - construction              $   875,203      6.6%     $   893,973      7.9%
   Real estate - commercial mortgage       $ 2,695,788     46.4%     $ 2,542,770     44.3%
   Real estate - residential mortgage      $ 1,503,954     39.2%     $ 1,587,549     38.9%
   Installment loans to individuals        $   106,180      2.5%     $   122,423      2.8%
   Lease financing                         $        --        -%     $        --        -%
Foreign                                    $        --        -%     $        --        -%
Unallocated                                $        --        -%     $        --        -%
                                           -----------    ------     -----------    ------
Total                                      $5,681,813     100.0%     $ 5,709,397    100.0%
                                           ===========    ======     ===========    ======


     Deposits decreased $57.5 million (8.7%) during the first nine months of 2007. As noted previously, there is typically a short-term increase in municipal deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or fund management programs after the first of the year. Year-to-date municipal deposits have decreased $56.1 million (69.3%) accounting for most of the decrease in the Bank's total deposits. In addition to the decrease in municipal deposits, certificate of deposit balances decreased $24.0 million (19.2%). Management chose competitive but conservative rate offerings on certificates of deposit during the first nine months of 2007 and the aforementioned run-off occurred. In comparison, total deposits decreased $41.0 million (6.4%) during the first nine months of 2006.

     Total borrowings increased $25.1 million (724.5%) during the first nine months of 2007. The Bank adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the Bank's federal funds facility through its primary correspondent bank.

     Stockholders' equity increased $2.1 million (2.0%) during the first three quarters of 2007. The Corporation received proceeds of $1.2 million from the sale of common stock through the Dividend Reinvestment Plan offered to shareholders and paid $6.6 million in dividends.

LIQUIDITY
---------

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Bank continues to offer products that are competitive and encourage depositors to place their funds in the Bank's deposit offerings . Management believes that these efforts will help the Corporation to not only retain these deposits, but also encourage continued growth. The Bank has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $55.4 million is available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships. There has been no material change in liquidity during the first nine months of 2007.

CAPITAL EXPENDITURES
--------------------

     In September 2007 the Bank broke ground for a new location for the Bank's Brown Deer, Wisconsin branch office on property across the street from the current Brown Deer branch. The new location will serve the Bank's existing customer base well and the corner location will provide better access and visibility. The building will feature a community room in the lower level and office space on the second floor. The Bank will occupy the entire first floor. The project is estimated to cost $1.9 million and will be funded internally by the Bank. The relocation is expected to be completed in the second quarter of 2008.

     The Corporation has not had any material changes in its commitments for capital expenditures during the first nine months of 2007.

RESULTS OF OPERATIONS
---------------------

                 THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                 ----------------------------------------------

     The Corporation's net income increased $101,300 (4.0%) during the third quarter of 2007 compared to the same period in 2006.

     Total interest income on loans increased $1.1 million (12.0%) in the third quarter of 2007 compared to the third quarter of 2006 as the Bank's loan portfolio continues to be the engine that drives profitability. Improved portfolio yields as a result of matured loans in the portfolio being renewed at higher rates contributed approximately $718,300 of this increase in the third quarter of 2007 compared to the same period in 2006. Third quarter 2007 loan yields increased 44 basis points (bp) to 7.36% from 6.92% in third quarter of 2006. The Board of Governors of the Federal Reserve decreased the discount rate in September 2007. Accordingly the Bank's reference rate decreased to 7.75% at the end of the third quarter. Going forward, the rate reduction will negatively impact the yield on that part of the Bank's loan portfolio which is tied to the reference rate. However, most portfolio loans are fixed rate and therefore the decrease in floating rate yields is expected to impact the Bank's net interest margin to a lesser degree than financial institutions with commercial and industrial credits tied to a floating index.

     Loan growth in commercial real estate of $22.3 million over the prior year's quarter added the remaining $384,000 of the total interest income increase. Net interest income increased $525,700 (6.8%) to $8.3 million for the third quarter of 2007 compared to $7.8 million for the third quarter of 2006.

     Investment security interest income decreased $68,600 (5.4%) during the third quarter of 2007 compared to the third quarter of 2006 due to a $10.6 million decrease in the investment portfolio. The average tax equivalent quarter-to-date yield derived from all investments increased 15 basis points to 4.49% during the third quarter of 2007 compared to 4.34% during the third quarter of 2006.

     Interest expense increased $453,900 (16.8%) during the third quarter of 2007 compared to the third quarter of 2006. An increase in the year-to-date yield of 15 bp on interest bearing deposits (from 2.30% to 2.45%) accounted for the majority of this variance.

     Non-interest income increased $119,200 (4.3%) during the third quarter of 2007 compared to the same period of 2006. This increase is due to growth in retail checking accounts and fees derived from retail checking activity.

     Non-interest expense increased $389,600 (5.8%) during the third quarter of 2007 compared to the same period in 2006. Salaries and employee benefits increased 7.0%. This increase was primarily due to additional personnel required to staff four new locations opened since September 30, 2006.

     A summary of the change in income for the quarters ended September 30, 2007 and 2006 appears below:

Three Months Ended                  September 30,  September 30,      2007
                                         2007           2006       Over(Under)
                                     (UNAUDITED)    (UNAUDITED)       2006

Revenue and Expenses: (000's)
  Interest income                      $11,465       $10,485       $   980
  Less: Interest expense                 3,161         2,707           454
                                       -------       -------       -------
       Net interest income before
        provision for loan losses        8,304         7,778           526
Less: Provision for loan losses            125            60            65
                                       -------       -------       -------
       Net interest income after
        provision for loan losses        8,179         7,718           461
Non-interest income                      2,908         2,789           119
Non-interest expenses                    7,052         6,663           389
                                       -------       -------       -------
       Income from Operations            4,035         3,844           191
Tax Provision                            1,415         1,325            90
                                       -------       -------       -------
       NET INCOME                      $ 2,620       $ 2,519       $   101
                                       =======       =======       =======

                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                  ---------------------------------------------

     Net income of the Corporation increased $740,500 (11.0%) during the nine months ended September 30, 2007 compared to the same period in 2006. This increase is the result of a combination of increased net interest income, non-interest income and expense control.


     Interest income on loans increased $3.4 million (13.1%) in the first three quarters of 2007. A volume increase of $27.1 million in commercial, real estate and consumer loans accounts for $1.3 million of the interest income increase and a 72 basis point increase in the yield (from 6.59% to 7.31%) accounts for $2.1 million of the increase in interest income.


     Interest income on investment securities decreased $140,400 (3.8%) during the first nine months of 2007 compared to the same period in 2006. This decrease is the result of a reduced investment portfolio partially offset by improved investment yields. The year to date average balance of investment securities for the nine months ending September 2007 declined $13 million (10.0%) while the yield on investment securities increased 27 bp from 4.27% to 4.54% for the same period. Management will continue to replace maturing securities with high quality securities that have relatively short maturities.


     Interest expense on deposits increased $1.3 million (17.5%) in the first nine months of 2007. Of this increase, $964,100 is due to a 31 basis point increase in the yield on interest bearing deposits (from 2.18% to 2.49%). The remaining $369,000 of the increase is due to an increase of $20.5 million in the year-to-date average balances of interest bearing deposits for the nine months ended September 2007 compared to the same period in 2006. The increase of year-to-date average balances impacts the 9 month income comparison despite the fact that actual balances of interest bearing deposits for the nine months ended September 2007 declined compared to the period ended balances for December 2006. Savings and NOW deposits declined $29.0 million (7.3%) to $369.8 million at September 30, 2007 due primarily to large municipal deposits received at year end 2006. Time deposits also decreased $24 million (19.2%) to $101.2 million as a result of management's decision to offer less aggressive rates.

     Interest expense related to short-term borrowings increased $155,700 (111.0%) during the nine months ended September 30, 2007 versus the comparable period in 2006. The increase is due in part to increased rates on short term borrowing which contributed $56,700 of the increase and in part to volume which contributed $99,000 of the increase.


     Non-interest income increased $598,100 (7.7%) for the first nine months of 2007 versus the comparable period in 2006. This increase is attributable to the growing base of consumer accounts and the fees generated from products and services associated with those accounts.


     Non-interest expense increased $1.1 million (5.5%) during the nine months ended September 30, 2007 compared to the same period in 2006. The largest single component of the increase was payroll, which increased by $790,100 (7.1%) during the first nine months of 2007 compared to the first nine months of 2006. Increased staffing, due to the opening of four additional branch locations, was primarily responsible for this variance. Occupancy expenses increased $223,900 (12.2%) during the same period in 2007 compared to the same period in 2006 due to the new locations as well as rent increases and increased utility expenses in existing facilities. Data processing expenses increased $116,900 (7.2%) during the first nine months of 2007 compared to the same period in 2006. Increased account and transaction volume accounts for most of the variance.


CAPITAL ADEQUACY


     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3.0% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4.0% to 5.0% Tier 1 capital to total assets. The risk-based capital ratio for the Corporation is 19.7% and its leverage ratio is 14.5% as of September 30, 2007.

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

     It should be noted that any system of controls however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There have been no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
          There have been no material changes to the legal proceedings disclosed in response to Item 1 to Part I of the Corporation's Annual Report on Form 10-K for the Year Ended December 31, 2006 ("2006 Annual Report")

ITEM 1A   RISK FACTORS
          There have been no material changes to the risk factors disclosed in response to Item 1A to Part I of the 2006 Annual Report.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not  applicable

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
          Not  applicable

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of the Corporation's security holders during the third quarter of fiscal 2007

ITEM 5    OTHER INFORMATION
          None

ITEM 6    EXHIBITS
          31   Rule 13a-14(a) Certification
          32 Section 1350 Certification

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION

DATE:  November 12, 2007                 /s/Henry Karbiner Jr.
     --------------------                --------------------------------------
                                         Henry Karbiner, Jr.
                                         President, Chief Executive Officer and
                                         Treasurer (Principal Executive Officer)


DATE:  November 12, 2007                 /s/Thomas W. Vierthaler
     --------------------                --------------------------------------
                                         Thomas W. Vierthaler
                                         Vice President and Comptroller
                                         (Chief Accounting Officer)