Form 10-K
period 2007-12-31
TRI CITY BANKSHARES CORP
filed 2008-03-28
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2007

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File No. 000-09785

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [   ]  No  [ X ]

Indicate by  check mark  if the  registrant  is  not  required  to  file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting Company X
                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


As of June 30, 2007, the aggregate market value of the shares held by non-affiliates was approximately $62,476,784. As of March 28, 2008, 8,904,915 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                       Incorporated in

Annual report to shareholders for fiscal year
  ended December 31, 2007                                      Parts II and IV
Proxy statement for annual meeting of shareholders
  to be held on June 11, 2008                                       Part III

Form 10-K Table of Contents

--------------------------------------------------------------------------------

PART I                                                                   PAGE #

Item 1        Business                                                      3
Item 1A       Risk Factors                                                  9
Item 1B       Unresolved Staff Comments                                     12
Item 2        Properties                                                    12
Item 3        Legal Proceedings                                             12
Item 4        Submission of Matters to a Vote of Security Holders           12

PART II

Item 5        Market for the Registrant's Common Equity,
              Related Stockholder Matters and Issuer Purchases
              of Equity Securitites                                         13
         Item Selected Financial Data                                       15
6
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           15
Item 7A       Quantitative and Qualitative Disclosures About Market Risk    15
Item 8        Consolidated Financial Statements and Supplementary Data      15
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           15
Item 9A(T)    Controls and Procedures                                       15
Item 9B       Other Information                                             17

PART III

Item 10       Directors and Executive Officers of the Registrant            17
Item 11       Executive Compensation                                        17
Item 12       Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                    17
Item 13       Certain Relationships and Related Transactions                17
Item 14       Principal Accountant Fees and Services                        17

PART IV

Item 15       Exhibits and Financial Statement Schedules                    18
              Signatures                                                    21

                                     PART I

Item 1. BUSINESS

THE REGISTRANT

     Tri City Bankshares Corporation (the "Registrant"), a Wisconsin corporation, was formed November 20, 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the "Bank"). The Bank is a wholly owned subsidiary of the Registrant.

     As of December 31, 2007, the Registrant had total assets of $790.0 million and total stockholders' equity of $106.8 million.

THE BANK

     The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions ("DFI")) on October 28, 1963, and converted to a national banking association charter on June 25, 1969. The Bank is supervised by the Office of the Comptroller of the Currency ("OCC") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business out of its main office located at 6400 South 27th Street, Oak Creek, Wisconsin. In addition, the Bank maintains 37 other offices in Wisconsin throughout Milwaukee, Ozaukee, Racine and Waukesha Counties.

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

LENDING ACTIVITIES

     The Bank offers a range of lending services including secured and unsecured consumer, commercial, installment, real estate and mortgage loans to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2007 were $586.3 million, or approximately 74% of total assets. Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

     The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer, the officer loan committee and the Board of Directors. All loans to directors and executive officers are approved by the Board of Directors with the interested Director abstaining. The loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. The lending strategy is the development of a high quality loan portfolio.

     The Bank's real estate loans are collateralized by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units. The Bank's residential real estate loans generally are repayable in monthly installments based on up to a thirty-year amortization schedule.

     Commercial loans include loans to individuals and small businesses including loans for working capital, machinery and equipment purchases, premise and equipment acquisitions, purchase, improvement and investment in real estate development and other business needs. Commercial lines of credit are typically for a one-year term. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary based on the term and will become payable in full and are generally refinanced in two to four years. Commercial loans typically entail a thorough analysis of the borrower, its industry, current and projected economic conditions and other factors. The Bank typically requires commercial borrowers to have annual financial statements and requires appraisals or evaluations in connection with the loans collateralized by real estate. The Bank typically requires personal guarantees from principals involved with closely held corporate borrowers.

     The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes payable on an installment basis. The loans are generally for terms of five years or less and are collateralized by liens on various personal assets of the borrower.

DEPOSIT ACTIVITIES

     Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 82.5% of the Bank's total deposits at December 31, 2007. Approximately 17.5% of the Bank's deposits at December 31, 2007 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 35.4% of the Bank's total time deposits at December 31, 2007. The majority of the deposits of the Bank are generated from Milwaukee, Ozaukee, Racine and Waukesha Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management" and Note 9 of Notes to Consolidated Financial Statements, incorporated by reference in Item 8 below.

INVESTMENTS

     The Bank invests a portion of its assets in obligations of U.S. government sponsored entities, (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), state, county and municipal obligations, collateralized mortgage obligations ("CMO's") and federal funds sold. The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. For further information regarding the Registrant's investment portfolio, see Note 3 of Notes to Consolidated Financial Statements, incorporated by reference in Item 8 below.

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

     Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of stockholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material negative effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the

Registrant of any specific minimum Tier 1 capital leverage ratio applicable to it.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2007, the most recent notification from the Federal Reserve Board, the Registrant was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Registrant's category. As of December 31, 2007, the Registrant had a total risk-based capital ratio of 18.95% a Tier I risk-based capital ratio of 17.98% and a leverage ratio of 14.26%. The Registrant and the Bank were deemed well capitalized as of December 31, 2007 and 2006.

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

COMPETITION

     The Bank's service area includes portions of Milwaukee, Ozaukee, Racine and Waukesha Counties. In Milwaukee County, the Bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. Ozaukee County, with a population of approximately 86,000 residents, has eleven banks with thirty-five offices and five savings banks with eleven offices. Racine County, with a population of approximately 196,000 residents has thirteen banks with fifty-eight offices and five savings banks with fourteen offices. Waukesha County, with a population of approximately 379,000 residents, has twenty-six banks with one hundred forty-five offices and thirteen savings banks with fifty-three offices. In addition to banks and savings banks, significant competition comes from credit unions, security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.

EMPLOYEES

     As of December 31, 2007, the Registrant employed 342 full-time employees and 96 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

     Statistical information relating to the Registrant and its subsidiaries on a consolidated basis, as required by Guide 3 of the Securities and Exchange
Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports, is set forth as follows:

(1) Average Balances and Interest Rates for each of the last three fiscal years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(2) Interest Income and Expense Volume and Rate Change for each of the last two years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(3) Investment Securities Portfolio Maturity Distribution at December 31, 2007 is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(4) Investment Securities Portfolio for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(5) Loan Portfolio Composition for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(6) Summary of Loan Loss Experience for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(7) Average Daily Balance of Deposits and Average Rate Paid on Deposits for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

                                                              2007           2006          2005           2004           2003
                                                              ----           ----          ----           ----           ----
Nonaccrual loans                                          $      2,024   $          0  $      1,905   $       275    $       181
Loans past due 90 days or more                                   3,703          3,417         1,005         1,688          1,280
                                                          ------------   ------------  ------------   -----------    -----------
  Total nonperforming loans                               $      5,727   $      3,417  $      2,910   $     1,963    $     1,461
                                                          ============   ============  ============   ===========    ===========

Ratio of nonaccrual loans to total loans                         0.35%             -%         0.36%         0.06%          0.04%
Ratio of nonperforming loans to total loans                      0.98%          0.64%         0.56%         0.42%          0.35%

Interest income of $15,047 was recognized during 2007 on loans that were accounted for on a nonaccrual basis. No additional interest income was recognized during 2007 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Registrant's management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no other loans at December 31, 2007 or 2006 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

             RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:


                                                     Year Ended December 31,

                                                     2007      2006      2005
      Percentage of net income to:
       Average stockholders' equity                  9.49%     9.23%     9.41%
       Average total assets                          1.36%     1.31%     1.28%

Percentage of dividends declared per
       common share to net income per
       common share                                 88.54%    82.48%    74.29%

Percentage of average stockholders'
       equity to daily average total assets         14.36%    14.16%    13.31%

SHORT-TERM BORROWINGS
(Dollars in Thousands)

Information relating to short-term borrowings follows:
                                     Federal Funds Purchased
                                    And Securities Sold Under  Other Short-Term
                                    Agreements to Repurchase      Borrowings
                                    -------------------------  ----------------
Balance at December 31:
2007                                    $       12,851          $        2,171
2006                                    $            -          $        3,470
2005                                    $            -          $        2,432

Weighted average interest rate
  at year end:
2007                                              4.49%                   4.13%
2006                                                 -%                   3.14%
2005                                                 -%                   2.67%

Maximum amount outstanding at
  any month's end
2007                                    $       38,083          $        5,229
2006                                    $       10,741          $        3,470
2005                                    $       39,787          $        3,100

Average amount outstanding
  during the year:
2007                                    $       12,489          $        1,494
2006                                    $        3,022          $        1,342
2005                                    $       27,345          $        1,550

Average interest rate during
  the year:
2007                                              5.12%                   4.84%
2006                                              5.40%                   4.72%
2005                                              3.27%                   3.03%

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Other short-term borrowings generally mature within 90 days.

AVAILABLE INFORMATION

The  Registrant  maintains  a website  at  www.tcnb.com.  The  Registrant  makes
                                           -------------
available through that website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8K, and amendments to the reports, as soon as reasonably practicable after the Registrant electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (the "SEC"). The Registrant's SEC reports can be accessed through the "About TCNB" link of its website.

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

FLUCTUATING INTEREST RATES IMPACT OUR RESULTS OF OPERATIONS AND OUR EQUITY.

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

The mismatch between maturities and interest rate sensitivities of balance sheet items (i.e., interest-earning assets and interest-bearing liabilities) results in interest rate risk, which risk will change as the level of interest rates changes. The Bank's liabilities consist primarily of deposits, which are either of a short-term maturity or have no stated maturity. These latter deposits consist of NOW accounts, demand accounts, savings accounts, and money market accounts. These accounts typically can react more quickly to changes in market interest rates than the Bank's assets because of the shorter maturity (or lack of maturity) and repricing characteristics of these deposits. Consequently, sharp increases or decreases in market interest rates may impact the Bank's earnings negatively or positively, respectively.

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

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED ON SMALL TO MEDIUM BUSINESS CUSTOMERS, WHICH MAKES US MORE VULNERABLE TO THAT INDUSTRY SEGMENT.

One of the primary focal points of the Bank's business strategy is serving the banking and financial services needs of small to medium-sized businesses in the Bank's geographic region. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions deteriorate in the Milwaukee, Ozaukee, Racine and Waukesha County regions of Wisconsin, the businesses of the Bank's lending clients and their ability to repay outstanding loans may be negatively affected. As a consequence, the Bank's results of operations and financial condition may be adversely affected.

THE REGISTRANT AND THE BANK OPERATE IN A HIGHLY REGULATED ENVIRONMENT, WHICH COULD INCREASE OUR COST STRUCTURE OR HAVE ANOTHER NEGATIVE IMPACT ON OUR OPERATIONS.

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

In addition, federal and state regulators periodically review the Bank's allowance for loan losses and may require the Bank to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of the Bank's management. Any increase in the Bank's allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on the operating results of the Bank.

Non-performing loans at December 31, 2007 were $5.7 million compared to $3.4 million at December 31, 2006. Management believes that the recent increase in non-performing loans is a result of normal business fluctuations and the recent downturn in the real estate loan market. No assurance can be given that non-performing loans will not increase in the future.

A SIGNIFICANT PORTION OF THE BANK'S LENDING IS CONCENTRATED IN MORTGAGES AND CONSTRUCTION LOANS, WHICH MAKES THE BANK MORE AT RISK FOR DOWNTURNS IN THOSE AREAS.

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

The Bank also originates loans collateralized by mortgages on commercial real estate and multi-family residential real estate. Since these loans usually are larger than one-to-four family residential mortgage loans, they generally involve greater risks than one-to-four family residential mortgage loans. In addition, since customers' ability to repay these loans often is dependent on operating and managing those properties successfully, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans collateralized by one-to-four family residential properties. Moreover, the commercial real estate business is subject to downturns, overbuilding and local economic conditions.

The Bank also makes construction loans for residences and commercial buildings, as well as on unimproved property. While these loans enable the Bank to increase the interest rate sensitivity of its loan portfolios and receive higher yields than those obtainable on permanent residential mortgage loans, the higher yields correspond to higher risk perceived to be associated with construction lending. These include risks associated generally with loans on the type of property collateralizing the loan. Moreover, commercial construction lending often involves disbursing substantial funds with repayment dependent largely on the success of the ultimate project instead of the borrower's or guarantor's ability to repay. Again, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans collateralized by one-to-four family residential properties.

AN INCREASE IN THE COMPETITION IN MARKETS THE BANK SERVE COULD NEGATIVELY IMPACT OUR RESULTS.

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

THE BANK MAY NOT BE ABLE TO EFFECTIVELY IMPLEMENT NEW TECHNOLOGY, WHICH COULD PUT IT AT A COMPETITIVE DISADVANTAGE AND NEGATIVELY IMPACT ITS RESULTS.

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

THE REGISTRANT'S SHAREHOLDERS MAY NOT BE ABLE TO LIQUIDATE THIS COMMON STOCK WHEN NEEDED.

Shares of the Registrant's stock are thinly traded. While the stock is quoted on the Over-the-Counter Bulletin Board.Shareholders may be unable to resell their stock quickly or on favorable terms.

Item 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------
None.

Item 2.   PROPERTIES
          ----------

Tri City National Bank has thirty-seven locations in the Metropolitan Milwaukee area, including Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant and South Milwaukee. The Bank owns thirteen of its locations and leases twenty-four locations, including twenty-one full service banking centers located in grocery stores.

Registrant   believes  that  its  bank  locations  are  in  buildings  that  are attractive, efficient and adequate for their operations, with sufficient space for parking and drive-in facilities.


Item 3.   LEGAL PROCEEDINGS
          -----------------

The Registrant is not party to any material legal proceedings other than routine, immaterial litigation arising in the ordinary course of conducting the Registrant's and the Bank's business.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted during the fourth quarter of 2007 to a vote of security holders.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITTIES
        ------------------------------------------------------------------------

     MARKET PRICE FOR AND DIVIDENDS ON COMMON STOCK. Information pertaining to the Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters specified in Item 201 of Regulation S-K and required under
Item 5(a) of Form 10-K is incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page 30).

     RECENT SALES OF UNREGISTERED SECURITIES. Information pertaining to Recent Sales of Unregistered Securities specified in Item 701 (a) through (e) of Regulation S-K and required under Item 5(a) of Form 10-K is as follows:

     The Registrant established a Dividend Reinvestment Plan ("DRIP") in January 1993. As previously announced, the Board of Directors terminated the DRIP effective with the dividend paid in January 2008. In January 1993, the Registrant filed a registration statement under the Securities Act of 1933 to register 250,000 shares of its common stock for issuance to shareholders who elected to reinvest their quarterly dividends through the DRIP.

     In late 2002, the Registrant incorrectly believed that approximately 125,000 shares had been issued pursuant to the DRIP and therefore concluded that approximately 125,000 shares remained available for issuance, which amount it believed would be sufficient to allow the Registrant to continue issuing registered shares through the DRIP for the next several years. However, in fact, as of the dividend paid in October 2002, the number of shares issued through the DRIP had already exceeded 250,000.

     In February 2003 the Registrant effected a 3-for-1 stock split.

     Consistent with its understanding that there was a sufficient number of shares registered for issuance pursuant to the DRIP, the Registrant continued to issue shares quarterly under the DRIP through January, 2008 when the DRIP was terminated. It was in connection with the termination of the DRIP that the Registrant discovered that it had issued more shares than it had registered. The Registrant's decision to terminate the DRIP was made before this error was discovered and was not related to the error.

     During the three-year period ended December 31, 2007, together with the first quarter of 2008, the Registrant sold a total of approximately 480,300 unregistered shares of its common stock under the DRIP for aggregate consideration of approximately $9,313,000. The aggregate number of unregistered shares sold under the DRIP (from October, 2002 through January, 2008) was approximately 797,437 for aggregate consideration of approximately $16,187,000. All of these shares were sold to persons who were shareholders of the Registrant as of the respective dividend record dates who had elected to and participated in the DRIP from time to time. As of the most recent dividend declaration date (January 2008) there were approximately 390 shareholders of the Registrant who were participants in the DRIP. The shares were sold for cash in that they were issued in lieu of cash dividends that would otherwise have been paid to the participants.

     A detailed schedule of the dates and amounts of the unregistered shares sold pursuant to the DRIP since October 2002 is as follows:


                        Number of
                   Unregistered Shares
                    Issued Pursuant to                     Aggregate Proceeds
Dividend Paid in     the DRIP (1), (2)   Price per Share   to the Registrant (3)
----------------     -----------------   ---------------   ------------------
October, 2002            12,417.459           $ 48.90       $       607,214
January, 2003            14,200.792           $ 51.00               724,240
April, 2003              40,937.634           $ 17.50               716,409
July, 2003               39,059,086           $ 19.20               749,934
October, 2003            38,442.028           $ 19.20               738,087
January, 2004            42,174.611           $ 19.40               818,187
April, 2004              42,732.544           $ 19.40               829,011
July, 2004               43,501.582           $ 19.40               843,931
October, 2004            43,665,607           $ 19.40               847,113
January, 2005            48,417.950           $ 19.50               944,150
April, 2005              48,573,324           $ 19.60               952,037
July, 2005               49,162,437           $ 19.35               951,293
October, 2005            49,253,240           $ 19.35               953,050
January, 2006            55,132,135           $ 19.35             1,066,807
April, 2006              54,927,832           $ 19.35             1,062,854
July, 2006               53,929,186           $ 19.35             1,043,530
October, 2006            17,994,947           $ 19.35               348,202
January, 2007            21,131,642           $ 19.35               408,897
April, 2007              20,649,723           $ 19.35               399,572
July, 2007               20,803.065           $ 19.35               402,539
October, 2007            19,645,343           $ 19.35               380,137
January, 2008            20,685.000           $ 19.35               400,255
                        -----------                         ---------------
                        797,437.167                         $    16,187,450
                        ===========                            ===============

     (1) The number of shares and per-share price for October 2002 and January 2003 and the price per share have not been adjusted for the Registrant's 3-for-1 stock split effected in February, 2003.

     (2) The October 2002 figure represents the 12,417 shares that exceed the 250,000 registered shares, although a greater number of shares was issued in October 2002.

     (3)  Rounded.

     All the shares issued under the DRIP, in excess of the original 250,000 registered shares, were offered and sold without registration under the Securities Act of 1933 ("Securities Act") and no exemption from the registration requirements of the Securities Act may have been available to the Registrant in respect thereof. If these offerings were held to be in violation of the Securities Act of 1933, the Registrant could be required to repurchase the shares sold to purchasers in these offerings at the original purchase price, plus statutory interest from the date of purchase less dividends received by purchasers on the shares, for a period of one year following the date of the violation.] The Registrant believes that any liability that may arise out of its sale of securities without registration will not be material, although there can be no assurance to such effect.

     Although the shares listed above were issued and sold without registration under the Securities Act of 1933, they were nevertheless validly issued under the Wisconsin Business Corporation Law and the Registrant's Articles of Incorporation and are issued and outstanding for all purposes with all rights (such as voting, dividend and liquidation rights) as all other issued and outstanding shares of the Registrant's common stock. All shares issued in October 2002 and January 2003 were adjusted for the Registrant's 3-for-1 stock split effected in February 2003.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

The information required by Item 6 is incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 26).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         -----------------------------------------------------------------------

The information required by Item 7 is incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 26).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information required by Item 7A is incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 23 to 25).

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------

The information required by Item 8 is incorporated herein by reference to Registrant's 2007 Annual Report to Stockholders (Pages 30 to 59).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------
None

Item 9A(T).  CONTROLS AND PROCEDURES
             -----------------------

The Registrant maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the last fiscal quarter, the Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President who was also the Chief Financial Officer of the Registrant, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President who was also the Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report.

The Registrant's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Registrant, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Registrant are being made only in accordance with authorizations of management and directors of the Registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrant's assets that could have a material effect on interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant's management, with the participation of its CEO who was also its CFO, conducted an evaluation of the effectiveness of the Registrant's internal controls over financial reporting as of December 31, 2007 based on the framework and criteria established in Internal Controls - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Registrant's internal control over financial reporting is effective as of December 31, 2007.

This annual report on Form 10-K does not include an attestation of the Registrant's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Registrant to provide only management's report in this annual report on Form 10-K.

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

Item 9B.  OTHER INFORMATION

None
                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 11, 2008 ("The 2008 Proxy Statement") under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".


The Registrant has a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. Copies of our Code of Ethics are available upon request, free of charge, by contacting the Registrant at 6400 South 27th Street, Oak Creek, Wisconsin, 53154.


Item 11. EXECUTIVE COMPENSATION
         ----------------------

The information required by Item 11 is incorporated herein by reference to the 2008 Proxy Statement under the caption entitled "Executive Compensation".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         -----------------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to the 2008 Proxy Statement under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to the 2008 Proxy Statement under the caption entitled "Loans and Other Transactions with Management".

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

The information required by Item 14 is incorporated herein by reference to the 2008 Proxy Statement under the caption entitled "Principal Accountant Fees and Services".

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

           (3)   Listing of Exhibits

                Exhibit 3.1  - Restated Articles of Incorporation  (incorporated herein by reference to Exhibit3.2 to Registrant's current report on Form 8-K filed February 12,
                               2003).

                Exhibit 3.2  - By-Laws  (incorporated  herein  by  reference  to
                               Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

               Exhibit 10.1* - Summary of compensation arrangements with certain persons

               Exhibit 10.2* - Summary of director compensation

               Exhibit 10.3* - Description  of consulting  arrangements  between
                               Registrant and Mr. William J. Werry.

               Exhibit 10.4* - Summary of executive bonus arrangements

               Exhibit 13    - Annual  Report to Stockholders for the year ended
                               December 31, 2007.

                              With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, and 8 of this Form 10-K, the 2007 Annual Report to Stockholders is not deemed filed as part of this report.

               Exhibit 21    - Subsidiaries of Registrant.

               Exhibit 23    - Consent of Virchow, Krause & Company, LLP

               Exhibit 31    - Rule 13a -14(a) or 15d-14(a) Under the Securities
                               and   Exchange    Act   of    1934,  as  amended,
                               Certification

               Exhibit 32    - 18 U.S.C. Section 1350 Certification

*A Management contract or compensation plan or arrangement

               (b)             Exhibits
                               See Item 15(a)(3)
               (c)             Financial Statement Schedules
                               See Item 15(a)(2)

PART IV


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 15(a)(1), (2) and (b)

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL

                               STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          Year Ended December 31, 2007

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

                         FORM 10-K-ITEM 15(a)(1) and (2)

                         TRI CITY BANKSHARES CORPORATION

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and reports of independent auditors of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2007, are incorporated by reference in Item 8:

   Consolidated Balance Sheets-December 31, 2007 and 2006

   Consolidated Statements of Income-Years ended December 31,2007, 2006 and 2005

   Consolidated Statements of Stockholders' Equity-Years ended December 31, 2007, 2006 and 2005.

   Consolidated Statements of Cash Flows-Years ended December 31, 2007, 2006 and 2005.

   Notes to Consolidated Financial Statements-Years ended December 31, 2007, 2006 and 2005.

   Report of Independent Registered Public Accounting Firm

Schedules  to the  consolidated  financial  statements  required by Article 9 of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
nonapplicable and, therefore, have been omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI CITY BANKSHARES CORPORATION

BY: /s/ Ronald K. Puetz.
    ---------------------------------
    Ronald K. Puetz, Acting President

      Date: March 28, 2008
            -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                               Capacity                      Date
         ----                               --------                      ----

                                    Acting Chief Executive Officer,
 /s/ Ronald K. Puetz                Chief Financial Officer,           03/28/08
 -------------------------          Executive Vice-President and       --------
 Ronald K. Puetz                    Director (Principal Executive
                                    Officer and Principal Financial
                                    Officer)



/s/ Scott A. Wilson                Senior Vice President and           03/28/08
 -------------------------          Secretary and Director              --------
 Scott A. Wilson



/s/ Robert W. Orth                  Senior Vice President and           03/28/08
--------------------------          Director                            --------
 Robert W. Orth



/s/ Scott D. Gerardin              Senior Vice President, General      03/28/08
 -------------------------          Counsel and Director                --------
 Scott D. Gerardin



/s/ Thomas W. Vierthlaer            Vice President and Comptroller      03/28/08
--------------------------          (Principal Accounting Officer)      --------
 Thomas W. Vierthaler

/s/ Frank J. Bauer                  Director                            03/28/08
--------------------------                                              --------
 Frank J. Bauer



 /s/ William N. Beres               Director                            03/28/08
 -------------------------                                              --------
 William N. Beres



/s/ Sanford Fedderly                Director                            03/28/08
--------------------------                                              --------
Sanford Fedderly



/s/ William Gravitter               Director                            03/28/08
--------------------------                                              --------
 William Gravitter



/s/ Christ Krantz                   Director                            03/28/08
--------------------------                                              --------
 Christ Krantz



 /s/ Brian T. McGarry               Director                            03/28/08
 -------------------------                                              --------
 Brian T. McGarry



 /s/ Agatha T. Ulrich               Director                            03/28/08
 -------------------------                                              --------
 Agatha T. Ulrich



 /s/ David A. Ulrich, Jr.           Director                            03/28/08
 -------------------------                                              --------
 David A. Ulrich, Jr.



/s/ William J. Werry                Director                            03/28/08
--------------------------                                              --------
 William J. Werry