Form 10-Q
period 2008-05-13
TRI CITY BANKSHARES CORP
filed 2008-05-13
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 000-9785

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
YES  X   NO
   -----   ----
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer                                   Accelerated filer
                       -----                                               -----
Non-accelerated filer                             Smaller reporting company  X
(Do not check if a     -----                                               -----
 smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___  NO X

The number of shares outstanding of $1.00 par value common stock as of May 12, 2008: 8,904,915 shares.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         The unaudited consolidated financial statements of Tri City Bankshares Corporation are as follows:

              Consolidated Balance Sheets as of
              March 31, 2008 and December 31, 2007

              Consolidated Statements of Income
              for the Three Months Ended March 31, 2008
              and 2007

              Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2008
              and 2007

              Notes to Unaudited Consolidated Financial
              Statements

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                     ASSETS

                                                                           March 31,
                                                                             2008          December 31,
                                                                         (Unaudited)           2007

   Cash and due from banks                                              $  32,339,207    $  60,079,747
   Federal funds sold                                                      16,794,444               --
                                                                        -------------    -------------
       Cash and cash equivalents                                           49,133,651       60,079,747
   Held to maturity securities, fair value of $104,488,048 and
       $111,160,170 as of 2008 and 2007, respectively                     103,000,733      110,550,652
   Loans, less allowance for loan losses of $5,770,811 and
       $5,757,927 as of 2008 and 2007, respectively                       576,406,188      580,520,538
   Premises and equipment - net                                            20,430,813       20,053,314
   Cash surrender value of life insurance                                  10,708,368       11,622,695
   Mortgage servicing rights - net                                            648,231          658,717
   Accrued interest receivable and other assets                             6,519,850        6,541,335
                                                                        -------------    -------------
          TOTAL ASSETS                                                  $ 766,847,834    $ 790,026,998

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
       Demand                                                           $ 126,523,927    $ 137,384,198
       Savings and NOW                                                    399,760,848      411,900,132
       Other time                                                         128,989,919      116,519,450
                                                                        -------------    -------------
          Total Deposits                                                  655,274,694      665,803,780
   Federal funds purchased                                                         --       12,851,264
   Other borrowings                                                         1,359,506        2,170,571
   Accrued interest payable and other liabilities                           2,330,708        2,434,058
                                                                        -------------    -------------
       Total Liabilities                                                  658,964,908      683,259,673
STOCKHOLDERS' EQUITY
   Cumulative preferred stock, $1 par value, 200,000 shares
       authorized, no shares issued                                                --               --
   Common stock, $1 par value,
       15,000,000 shares authorized, 8,904,915 and
       8,884,045 shares issued and outstanding as of 2008 and 2007,
       respectively                                                         8,904,915        8,884,045
   Additional paid-in capital                                              26,543,470       26,160,505
   Retained earnings                                                       72,434,541       71,722,775
       Total Stockholders' Equity                                         107,882,926      106,767,325
                                                                        -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 766,847,834    $ 790,026,998
                                                                        =============    =============


       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 For Three Months Ended March 31, 2008 and 2007
--------------------------------------------------------------------------------

                                                            2008          2007
                                                        (Unaudited)   (Unaudited)
                                                        -----------   -----------
INTEREST INCOME
   Loans                                                $10,234,669   $ 9,460,447
   Investment securities
        Taxable                                             754,441       934,366
       Exempt from federal income taxes                     343,287       221,765
   Federal funds sold                                        25,698       247,923
                                                        -----------   -----------
       Total Interest Income                             11,358,095    10,864,50
                                                        -----------   -----------
INTEREST EXPENSE
   Deposits                                               2,927,635     3,096,600
   Federal funds purchased                                   65,904         8,139
   Other borrowings                                           7,711        17,196
                                                        -----------   -----------
       Total Interest Expense                             3,001,250     3,121,935
                                                        -----------   -----------
Net interest income before provision for loan losses      8,356,845     7,742,566
   Provision for loan losses                                185,000        60,000
                                                        -----------   -----------
Net interest income after provision for loan losses       8,171,845     7,682,566
                                                        -----------   -----------
NONINTEREST INCOME
   Service charges on deposits                            2,200,034     2,056,137
   Loan servicing income                                     30,719        56,250
   Net gain on sale of loans                                119,341        36,424
   Increase in cash surrender value of life insurance       125,242       113,281
   Life insurance death benefit                             606,584            --
   Other                                                    432,044       308,128
                                                        -----------   -----------
       Total Noninterest Income                           3,513,964     2,570,220
                                                        -----------   -----------
NONINTEREST EXPENSES
   Salaries and employee benefits                         4,269,088     3,887,961
   Net occupancy costs                                      806,072       708,871
   Furniture and equipment expenses                         378,802       386,401
   Computer services                                        625,294       560,419
   Advertising and promotional                              244,038       245,698
   Regulatory agency assessments                             61,540        53,307
   Office supplies                                          158,458       187,174
   Other                                                    897,317       756,650
                                                        -----------   -----------
       Total Noninterest Expenses                         7,440,609     6,786,481
                                                        -----------   -----------
Income before income taxes                                4,245,200     3,466,305
   Less:  Applicable income taxes                         1,220,000     1,186,500
                                                        -----------   -----------
       NET INCOME                                       $ 3,025,200   $ 2,279,805
                                                        ===========   ===========
         Basic earnings per share                       $      0.34   $      0.26
         Dividends per share                            $      0.26   $      0.25
         Weighted average shares outstanding              8,898,485     8,817,075



       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Three Months Ended March 31, 2008 and 2007
--------------------------------------------------------------------------------

                                                                                       2008            2007
                                                                                   (Unaudited)     (Unaudited)
                                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                    $  3,025,200    $  2,279,805
    Adjustments to reconcile net income to net cash flows provided by operating activities:
        Depreciation                                                                   527,580         526,299
        Net amortization of servicing rights, premiums and discounts                   102,104          66,170
        Gain on sale of loans                                                         (119,341)        (36,424)
        Provision for loan losses                                                      185,000          60,000
        Proceeds from sales of loans held for sale                                   9,429,293       2,734,231
        Originations of loans held for sale                                         (9,380,304)     (2,718,193)
        Increase in cash surrender value of life insurance                            (125,243)       (113,281)
        Gain on life insurance death benefit                                          (606,584)             --
        Net change in:
           Accrued interest receivable and other assets                                496,485        (234,426)
           Accrued interest payable and other liabilities                             (103,350)        727,198
                                                                                  ------------    ------------
        Net Cash Flows Provided by Operating Activities                              3,430,840       3,291,379
                                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Activity in held to maturity securities:
        Maturities, prepayments and calls                                           47,016,958      10,435,084
        Purchases                                                                  (39,488,305)     (5,858,848)
    Net decrease in loans                                                            3,454,350       3,433,022
    Net purchases of premises and equipment                                           (905,079)       (482,559)
    Proceeds of life insurance death benefit                                         1,646,154              --
                                                                                  ------------    ------------
        Net Cash Flows Provided by Investing Activities                             11,724,078       7,526,699
                                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                       (10,529,086)    (27,593,241)
    Net decrease in federal funds purchased and securities sold under
      repurchase agreements                                                        (12,851,264)             --
    Net decrease in other borrowings                                                  (811,065)     (2,145,406)
    Dividends paid                                                                  (2,313,434)     (2,200,459)
    Common stock issued                                                                403,835         408,904
                                                                                  ------------    ------------
        Net Cash Flows Used in Financing Activities                                (26,101,014)    (31,530,202)
                                                                                  ------------    ------------
           Net Change in Cash and Cash Equivalents                                 (10,946,096)    (20,712,124)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     60,079,747      86,183,192
                                                                                  ------------    ------------
                                                                                  $ 49,133,651    $ 65,471,068
                                                                                  ============    ============
CASH AND CASH EQUIVALENTS - END OF PERIOD
    Non Cash Transactions:
        Loans Receivable Transferred to Other Real Estate Owned                   $    475,000    $         --
        Mortgage Servicing Rights Resulting from Sale of Loans                    $     70,352    $     20,386
     Supplemental Cash Flow Disclosures:
        Cash paid for interest                                                    $  2,999,678    $  3,115,374
        Cash paid for income taxes                                                $    522,125    $    418,600


       See notes to unaudited condensed consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of Tri City Bankshares Corporation ("Tri City" or the "Corporation") for the year ended December 31, 2007. The December 31, 2007 financial information included herein is derived from the December 31, 2007 Consolidated Balance Sheet of Tri City which is included in the aforesaid Annual Report on Form 10-K.

     In the opinion of Tri City's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of March 31, 2008 and the results of its operations and cash flows for the three month periods ended March 31, 2008 and 2007. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first three months of 2008 are not necessarily indicative of the results which may be expected for the entire 2008 fiscal year.

(B) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value
Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Corporation adopted SFAS No. 157 effective January 1, 2008. The adoption of this standard had no effect on the Corporation's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. The Corporation adopted SFAS No. 159 on January 1, 2008. The adoption of this standard had no effect on the Corporation's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Corporation will be required to adopt SFAS No. 160 on January 1, 2009. Management is currently evaluating SFAS No. 160 and the impact the adoption of this standard will have on the Corporation's consolidated financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial positions, financial performance and cash flows. Because this pronouncement affects only disclosures, this pronouncement will not have an impact on the Corporation's financial condition, results of operation or liquidity. The adoption of SFAS 161 is effective for fiscal years beginning after November 15, 2008.

ITEM 2


                         TRI CITY BANKSHARES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of the Corporation's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements are identified generally by statements containing words and phrases such as "may," "project," "are confident," "should be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in this Report and in any written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

     Forward-looking statements are subject to significant risks and uncertainties and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, which item is incorporated herein by reference, and any other risks identified in this Report.

     All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require us to use our judgment. One of the more significant policies is:

o Establishing the amount of the provision and allowance for loan losses. The Bank evaluates its loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are five components: (1) historic losses and allowance coverage based on peak and average loss volume; (2) portfolio trends in volume and composition with attention to possible concentrations; (3) delinquency trends and loan performance compared to our peer group; (4) local and national economic conditions; and (5) quality review analysis of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision. If we misjudge the adequacy of the allowance and experience additional losses, it could reduce earnings as a result.

FINANCIAL CONDITION

     The Corporation's total assets decreased $23.2 million (2.9%) during the first quarter of 2008. Cash and cash equivalents decreased $10.9 million (18.2%) during that period, associated with activity normally seen during the first quarter. The Corporation's banking subsidiary, Tri City National Bank (the "Bank"), typically experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which deposits typically run off during the first quarter as such excess deposits are transferred into alternative investment vehicles.

     Investment securities decreased $7.5 million (6.8%) during the first quarter of 2008. Approximately $46.5 million of the Bank's investment portfolio was redeemed through normal maturities or scheduled calls and $39.5 million of new securities were purchased. Management continues to follow its practice of holding to maturity its investment portfolio.

     Loans decreased $4.1 million (0.7%) during the first quarter of 2008. Commercial loan volume remained sluggish during the first quarter of 2008. New loan originations did not offset scheduled amortization of principal and payoffs of portfolio loans contributing to the decrease. Management remains optimistic that the loan portfolio will increase despite increasing rate pressure and competition in the market.

     The allowance for loan losses remained at $5.8 million during the first three months of 2008. Asset quality remains strong in the Bank's loan portfolio. A $0.2 million provision for loan loss was recorded in the first quarter of 2008. Despite the economic slowdown and mortgage foreclosures challenging the banking industry, the Corporation believes that the Bank's loan portfolio quality remains high. The Bank's charge offs and the corresponding provision for loan losses reflect the adverse effects of the downturn in the economy, but compare favorably to the Bank's peer group. The Bank had 29 properties in foreclosure at March 31, 2008, up from nine such properties a year earlier. As of March 31, 2008 the Bank had a base of over 4,000 collateralized real estate loans in its portfolio.

     The allowance for loan losses represents management's estimate of the amount necessary to provide for probable and inherent credit losses in the loan portfolio. To assess the adequacy of the allowance for loan losses, management uses significant judgment focusing on changes in the size and the character of the loan portfolio, changes in levels of nonperforming loans, risks identified within specific credits, existing economic conditions, underlying collateral, historic losses within the loan portfolio, as well as other factors that could affect probable credit losses. Management continues to monitor the quality of new loans that the Bank originates each year as well as to review the Bank's existing loan performance.

     Deposits at the Bank decreased $10.5 million (1.6%) during the first quarter of 2008. As noted above, there is typically a short-term increase in commercial and municipal deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or funds management programs after the first of the year.

     Total borrowings of the Corporation decreased $13.7 million (90.9%) during the first three months of 2008. As a result of decreases in the investment and loan portfolio, the borrowing needs of the Bank were reduced. The Bank adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the Bank's federal funds facility through its primary correspondent bank.

     The Corporation's equity increased $1.1 million (1.0%) during the first quarter of 2008. The Corporation posted net income of $3.0 million and received proceeds of $0.4 million from the sale of common stock through the Dividend Reinvestment Plan offered to shareholders. The Corporation paid $2.3 million in dividends during the first quarter of 2008.

LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourages depositors to invest their funds in the Bank's products. Management believes that these efforts will help the Bank to not only retain these deposits, but also encourage continued growth. The Bank has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $37.6 million available for short-term liquidity through reverse repurchase agreements available through its correspondent banking relationships.

     Approximately $18.1 million in investment securities are scheduled to mature during the next nine months. In addition, approximately $27.4 million of other securities are subject to calls during the same period.


CAPITAL EXPENDITURES

     The Bank has one capital project currently in place for 2008, the relocation of its Brown Deer banking office to a new facility. The original Brown Deer location, which opened in 1978, was part of the village's approved redevelopment plan. The projected capital expenditure, net of credits from the Village of Brown Deer, will be $1.5 million. The Corporation has sufficient liquidity to internally fund this expenditure.

RESULTS OF OPERATIONS

     The Corporation's net income for the first quarter of 2008 was $3.0 million, an increase of $745,400 (32.7%) compared to the first quarter of 2007. The increase was the result of the net effect of the following:

o    an increase of $30,200 (1.3%) in operating income,

o extraordinary income of $607,000 resulting from the receipt of non-taxable Bank Owned Life Insurance (BOLI) death benefit proceeds,

o extraordinary income from a gain of $108,000 due to the redemption of VISA stock upon that company's initial public offering,

o an increase of $614,300 (7.9%) in net interest income to $8.3 million for the first quarter of 2008 compared to $7.7 million for the first quarter of 2007. Net interest income increased $489,300 (6.4%) after the provision for loan losses.

     Total interest income on loans increased $774,200 (8.2%) in the first three months of 2008 compared to the first three months of 2007. Declining rates during the first quarter of 2008 partially offset volume increases related to loan growth for the period. Volume contributed $951,500 to the interest income increase as the loan portfolio increased $51.0 million from March 31, 2007 to March 31, 2008. Yields declined 16 basis points to 7.06% during the first quarter of 2008 from 7.22% in 2007. This decrease resulted in reduced interest income of $177,300 for the period.

     Investment security interest income decreased $58,400 (5.1%) during the first quarter of 2008 compared to the first quarter of 2007. This change is largely the result of a decrease in the investment portfolio, with a net $10.8 million in U. S. Agency securities maturing offset by a $3.5 million net increase in municipal securities, further offset by an increase of 18 basis points in the average tax equivalent year-to-date yield derived from all investments to 4.75% during the first quarter of 2008 compared to 4.57% in the first quarter of 2007.

     Interest expense decreased $0.1 million (3.9%) during the first quarter of 2008 compared to the first quarter of 2007. This decrease resulted from an increase in deposit volume which was more than offset by declining rates in the first quarter of 2008. Volume contributed $0.2 million to the interest expense increase as deposits increased $21.3 million between March 31, 2007 and March 31, 2008. Annualized yields on interest-bearing deposits declined 26 basis points to 2.31% for the first quarter of 2008 from 2.57% for the first quarter of 2007. This decrease resulted in a reduction of interest expense by $0.4 million for the current quarter.

     Non-interest income increased $943,700 (36.7%) during the first quarter of 2008 compared to the same period of 2007. This increase is primarily due to extraordinary income from two sources. The Bank received $108,000 from VISA stock redeemed in conjunction with that company's initial public offering and also received non-taxable Bank Owned Life Insurance death benefit proceeds in the amount of $607,000. The remainder of the increase is due to increased revenue generated from deposit account service fees.

     A summary of the change in income for the quarters ended March 31, 2008 and 2007 appears below:

Three Months Ended                    March 31,      March 31,          2008
                                        2008           2007          Over(Under)
                                     (Unaudited)    (Unaudited)         2007

Revenue and Expenses: (000's)
  Interest income                     $ 11,358        $ 10,865        $    493
  Interest expense                      (3,001)         (3,122)            121
                                      --------        --------        --------
       Net interest income before
       provision for loan losses         8,357           7,743             614
Provision for loan losses                 (185)            (60)           (125)
                                      --------        --------        --------
       Net interest income after
        provision for loan losses        8,172           7,683             489
Non-interest income                      3,514           2,570             944
Non-interest expenses                   (7,441)         (6,786)           (655)
                                      --------        --------        --------
       Income from Operations            4,245           3,467             778
Tax Provision                            1,220           1,187              33
                                      --------        --------        --------
       Net income                     $  3,025        $  2,280        $    745
                                      ========        ========        ========

CAPITAL ADEQUACY

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be comprised of Tier 1 capital. The Bank's risk-based capital ratio is 19.3% as of March 31, 2008.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of Tier 1 capital to total assets of at least 3.0%, while lower rated banking organizations must maintain an average ratio of at least 4.0%. The Bank's leverage ratio as of March 31, 2008 was 14.4%.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4  -  CONTROLS AND PROCEDURES

     The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At March 31, 2008 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Corporation, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

     There have been no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A  RISK FACTORS
         There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2007 Annual Report on Form 10-K.

Item 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Except as disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 under "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES" which disclosure, to the extent it relates to the quarter ended March 31, 2008, is incorporated in this Item 2 by reference.

         During the quarter ended March 31, 2008, the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6   EXHIBITS

         31.1 Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a)
         31.2 Certification of Scott A. Wilson, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a)
         32.1 Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Scott A. Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRI CITY BANKSHARES CORPORATION

DATE: May 12, 2008                           /s/Ronald K. Puetz
     ---------------------                   ----------------------------------
                                             Ronald K. Puetz
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)


DATE: May 12, 2008                           /s/Scott A. Wilson
     ---------------------                   ----------------------------------
                                             Scott A. Wilson
                                             Executive Vice President, Treasurer
                                             (Chief Financial Officer)

                        TRI CITY BANKSHARES CORPORATION
                               INDEX OF EXHIBITS


EXHIBIT  No.

         31.1 Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a)
         31.2 Certification of Scott A. Wilson, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a)
         32.1 Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Scott A. Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002