Form 10-Q
period 2008-06-30
TRI CITY BANKSHARES CORP
filed 2008-08-13
CIK 313337

4
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

[   ]  TRANSITION  REPORT PURSUANT  TO SECTION  13 OR  15(d) OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 000-9785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

               Wisconsin                                     39-1158740
     --------------------------------           --------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)


                       6400 S. 27th Street, Oak Creek, WI
                     ---------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ___                 Accelerated filer ___
Non-accelerated filer (do not check if a smaller reporting company)    _____
Smaller Reporting Company        X
                               -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO   X
    -----    -----

The number of shares outstanding of the registrant's $1.00 par value common stock as of August 12, 2008: 8,904,915 shares.

                         PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

                Consolidated Balance Sheets as of
                June 30, 2008 (Unaudited) and December 31, 2007            3

                (Unaudited) Consolidated Statements of Income
                for the Three Months ended June 30, 2008 and 2007          4

                (Unaudited) Consolidated Statements of Income
                For the Six Months ended June 30, 2008 and 2007            5

                (Unaudited) Consolidated Statements of Cash Flows For
                the Six Months ended June 30, 2008 and 2007                6

                Notes to Unaudited Consolidated Financial Statements       7

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       11

Item 3          Quantitative and Qualitative Disclosures About
                Market Risk                                               17

Item 4T         Controls and Procedures                                   17

                           PART II - OTHER INFORMATION

Item 1          Legal Proceedings                                         19

Item 1A         Risk Factors                                              19

Item 2          Unregistered Sales of Equity Securities and Use
                of Proceeds                                               19

Item 3          Defaults Upon Senior Securities                           19

Item 4          Submission of Matters to a Vote of Security Holders       19

Item 5          Other Information                                         21

Item 6          Exhibits                                                  21

                Signatures                                                22

                Exhibit Index                                             23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                     ASSETS
                                                    June 30,
                                                      2008         December 31,
                                                   (Unaudited)         2007
                                                    ----------         ----
   Cash and due from banks                       $  31,741,324    $  60,079,747
   Federal funds sold                                3,691,761                -
                                                 -------------    -------------
       Cash and cash equivalents                    35,433,085       60,079,747
   Held to maturity securities,
     fair value of $106,653,000 and
     $111,160,170 as of 2008 and 2007,
     respectively                                  106,765,876      110,550,652
   Loans, less allowance for loan losses
     of $5,978,075 and $5,757,927 as of
     2008 and 2007, respectively                   573,711,502      580,520,538
   Premises and equipment - net                     20,932,133       20,053,314
   Cash surrender value of life insurance           10,817,535       11,622,695
   Mortgage servicing rights - net                     644,188          658,717
   Accrued interest receivable and other
     assets                                          6,846,918        6,541,335
                                                 -------------    -------------
          TOTAL ASSETS                           $ 755,151,237    $ 790,026,998
                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
       Demand                                    $ 136,218,869    $ 137,384,198
       Savings and NOW                             372,272,572      411,900,132
       Other time                                  132,694,074      116,519,450
                                                 -------------    -------------
          Total Deposits                           641,185,515      665,803,780
   Federal funds purchased                                   -       12,851,264
   Other borrowings                                  3,135,329        2,170,571
   Accrued interest payable and other
     liabilities                                     2,594,174        2,434,058
                                                 -------------    -------------
       Total Liabilities                           646,915,018      683,259,673
                                                 -------------    -------------
STOCKHOLDERS' EQUITY
   Cumulative preferred stock, $1 par
     value, 200,000 shares authorized,
     no shares issued                                        -                -
   Common stock, $1 par value,
     15,000,000 shares authorized,
     8,904,915 and 8,884,045 shares
     issued and outstanding as of
     2008 and 2007, respectively                     8,904,915        8,884,045
   Additional paid-in capital                       26,543,470       26,160,505
   Retained earnings                                72,787,834       71,722,775
                                                 -------------    -------------
     Total Stockholders' Equity                    108,236,219      106,767,325
                                                 -------------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 755,151,237    $ 790,026,998
                                                 =============    =============





            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  For Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          2008          2007
                                                          ----          ----
INTEREST INCOME
  Loans                                                $ 9,631,031   $ 9,742,190
  Investment securities
    Taxable                                                758,467       892,791
    Exempt from federal income taxes                       366,975       258,949
  Federal funds sold                                        31,298       201,687
  Other                                                      9,663         9,663
                                                       -----------   -----------
    Total Interest Income                               10,797,434    11,105,280
                                                       -----------   -----------
INTEREST EXPENSE
  Deposits                                               2,218,637     2,918,588
  Federal funds purchased                                   15,476        24,003
  Other borrowings                                           7,221        20,756
                                                       -----------   -----------
    Total Interest Expense                               2,241,334     2,963,347
                                                       -----------   -----------
Net interest income before provision for loan losses     8,556,100     8,141,933
  Provision for loan losses                                200,000        60,000
                                                       -----------   -----------
Net interest income after provision for loan losses      8,356,100     8,081,933
                                                       -----------   -----------
NONINTEREST INCOME
  Service charges on deposits                            2,392,443     2,275,563
  Loan servicing income                                     26,526        61,114
  Net gain on sale of loans                                160,965        52,885
  Increase in cash surrender value of life insurance       109,168       113,281
  Other                                                    374,990       355,073
                                                       -----------   -----------
    Total Noninterest Income                             3,064,092     2,857,916
                                                       -----------   -----------
NONINTEREST EXPENSE
  Salaries and employee benefits                         4,116,633     3,994,020
  Net occupancy costs                                      684,404       684,885
  Furniture and equipment expenses                         363,599       384,897
  Computer services                                        660,822       590,875
  Advertising and promotional                              316,455       249,486
  Regulatory agency assessments                             64,026        66,331
  Office supplies                                          187,504       138,460
  Other                                                    970,678       892,612
                                                       -----------   -----------
    Total Noninterest Expense                            7,364,121     7,001,566
                                                       -----------   -----------

Income before income taxes                               4,056,071     3,938,283
  Less:  Applicable income taxes                         1,387,500     1,375,500
                                                       -----------   -----------
      NET INCOME                                       $ 2,668,571   $ 2,562,783
                                                       ===========   ===========

        Basic and fully diluted earnings per share     $      0.30   $      0.29
        Dividends per share                            $      0.26   $      0.25
        Weighted average shares outstanding              8,904,915     8,837,421



            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   For Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          2008          2007
                                                          ----          ----
INTEREST INCOME
  Loans                                                $19,865,700   $19,202,637
  Investment securities
    Taxable                                              1,512,908     1,827,157
    Exempt from federal income taxes                       710,262       480,714
  Federal funds sold                                        56,996       449,610
  Other                                                      9,663         9,663
                                                       -----------   -----------
    Total Interest Income                               22,155,529    21,969,781
                                                       -----------   -----------

INTEREST EXPENSE
  Deposits                                               5,146,272     6,015,188
  Federal funds purchased                                   81,380        32,142
  Other borrowings                                          14,932        37,952
                                                       -----------   -----------
    Total Interest Expense                               5,242,584     6,085,282
                                                       -----------   -----------
Net interest income before provision for loan losses    16,912,945    15,884,499
  Provision for loan losses                                385,000       120,000
                                                       -----------   -----------
Net interest income after provision for loan losses     16,527,945    15,764,499
                                                       -----------   -----------

NONINTEREST INCOME
  Service charges on deposits                            4,592,477     4,331,700
  Loan servicing income                                     57,245       117,364
  Net gain on sale of loans                                280,306        89,309
  Increase in cash surrender value of life insurance       234,410       226,562
  Life insurance death benefit                             606,584            --
  Other                                                    807,034       663,201
                                                       -----------   -----------
    Total Noninterest Income                             6,578,056     5,428,136
                                                       -----------   -----------

NONINTEREST EXPENSES
  Salaries and employee benefits                         8,385,721     7,881,981
  Net occupancy costs                                    1,490,476     1,393,756
  Furniture and equipment expenses                         742,401       771,298
  Computer services                                      1,286,116     1,151,294
  Advertising and promotional                              560,493       495,184
  Regulatory agency assessments                            125,566       119,638
  Office supplies                                          345,962       325,634
  Other                                                  1,867,995     1,649,262
                                                       -----------   -----------
    Total Noninterest Expenses                          14,804,730    13,788,047
                                                       -----------   -----------

Income before income taxes                               8,301,271     7,404,588
  Less:  Applicable income taxes                         2,607,500     2,562,000
                                                       -----------   -----------

      NET INCOME                                       $ 5,693,771   $ 4,842,588
                                                       ===========   ===========

        Basic and fully diluted earnings per share     $      0.64   $      0.55
        Dividends per share                            $      0.52   $      0.50
        Weighted average shares outstanding              8,901,700     8,827,214

            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------

                                                                                       2008            2007
                                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                    $  5,693,771    $  4,842,588
    Adjustments to reconcile net income to net cash flows provided by operating activities:
        Depreciation                                                                 1,054,542       1,052,772
        Amortization of servicing rights, premiums and discounts -net                  226,439         148,845
        Gain on sale of loans                                                         (280,306)        (89,309)
        Provision for loan losses                                                      385,000         120,000
        Proceeds from sales of loans held for sale                                  11,076,629       7,799,786
        Originations of loans held for sale                                        (10,949,177)     (7,768,743)
        Increase in cash surrender value of life insurance                            (234,410)       (226,562)
        Gain on death benefits of insurance policy                                    (606,584)              -
        Net change in:
           Accrued interest receivable and other assets                               (305,584)       (141,630)
           Accrued interest payable and other liabilities                              160,116        (622,389)
                                                                                  ------------    ------------
        Net Cash Flows Provided by Operating Activities                              6,220,436       5,115,358
                                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES Activity in held to maturity securities:
        Maturities, prepayments and calls                                           66,236,962      17,785,084
        Purchases                                                                  (62,511,241)    (17,483,280)
    Net decrease(increase) in loans                                                  5,949,036     (11,061,395)
    Purchases of premises and equipment - net                                       (1,933,361)       (619,717)
    Proceeds from sale of other real estate owned                                      475,000              --
    Proceeds of life insurance death benefit                                         1,646,154              --
                                                                                  ------------    ------------
        Net Cash Flows Provided by(Used in) Investing Activities                     9,862,550     (11,379,308)
                                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                       (24,618,265)    (47,879,927)
    Net change in federal funds purchased and securities sold under
      repurchase agreements                                                        (12,851,264)        172,425
    Net change in other borrowings                                                     964,758        (782,515)
    Dividends paid                                                                  (4,628,712)     (4,406,195)
    Common stock issued                                                                403,835         808,476
                                                                                  ------------    ------------
        Net Cash Flows Used in Financing Activities                                (40,729,648)    (52,087,736)
                                                                                  ------------    ------------
           Net Change in Cash and Cash Equivalents                                 (24,646,662)    (58,351,686)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     60,079,747      86,183,192
                                                                                  ------------    ------------
                                                                                  $ 35,433,085    $ 27,831,506
                                                                                  ============    ============
CASH AND CASH EQUIVALENTS - END OF PERIOD
    Non Cash Transactions:
        Loans Receivable transferred to Other Real Estate Owned                   $    475,000    $         --
        Mortgage Servicing Rights Resulting from Sale of Loans                    $    152,854    $     58,266
   Supplemental Cash Flow Disclosures:
        Cash paid for interest                                                    $  5,245,538    $  6,178,126
        Cash paid for income taxes                                                $  3,038,125    $  3,406,600

            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Tri City Bankshares Corporation ("Tri City" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K"). The December 31, 2007 financial information included herein is derived from the December 31, 2007 Consolidated Balance Sheet of Tri City which is included in the 2007 Form 10-K.

The Company's business is conducted primarily through its wholly owned banking subsidiary, Tri City National Bank ("Bank").

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of June 30, 2008 and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2008 and 2007. The preparation of consolidated financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first six months of 2008 are not necessarily indicative of the results that may be expected for the entire 2008 fiscal year.

(B) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date, emphasizes that fair value is a market-based measurement and not an entity-specific measurement, and establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company adopted SFAS 157 in full effective January 1, 2008. The adoption of this Statement had no effect on the Company's consolidated financial statements. SFAS 157 is discussed further under "Fair Value Accounting," below.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 had no effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"), which amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company will be required to adopt SFAS 160 on January 1, 2009. Management is currently evaluating SFAS 160 and the impact the adoption will have on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial positions, financial performance and cash flows. Because SFAS 161 affects only disclosures, it will not have an impact on the Company's consolidated financial condition, results of operation or liquidity. The adoption of SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP (the "valuation hierarchy"). The adoption of SFAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". Management does not expect that the adoption of SFAS 162 will have a material impact on the Company's consolidated financial condition, results of operation or liquidity.

(C) FAIR VALUE ACCOUNTING

VALUATION HIERARCHY

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.

o    Level 1 - Fair value is based upon quoted prices (unadjusted) for identical
     assets  or   liabilities  in  active  markets  in  which  the  Company  can participate.

o Level 2 - Fair value is based upon quoted prices for similar (i.e., not identical) assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

o Level 3 - Fair value is based upon financial models using primarily unobservable inputs.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used by the Company for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loans held for investment. The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.

Repossessed assets. Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the repossessed asset as a nonrecurring Level 2 valuation.

ITEM 2

                         TRI CITY BANKSHARES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of the Company's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements are identified generally by statements containing words and phrases such as "may," "project," "are confident," "should be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. Future filings by the Company with the Securities and Exchange Commission, and statements other than historical facts contained in this Report and in any written material, press releases and oral statements issued by, or on behalf of the Company may also constitute forward-looking statements.

     Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the 2007 Form 10-K, which item is incorporated herein by reference, and any other risks identified in this Report.

     All forward-looking statements contained in this Report or which may be contained in future statements made for or on behalf of the Company are based upon information available at the time the statement is made and the Company assumes no obligation to update any forward-looking statement.


CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require us to use our judgment. One of the more significant policies is establishing the amount of our allowance for loan losses. The Bank evaluates its loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the Bank's review are five components: (1) historic losses and allowance coverage based on peak and average loss volume; (2) portfolio trends in volume and composition with attention to possible concentrations; (3) delinquency trends and loan performance compared to the Bank's peer group; (4) local and national economic conditions; and (5) quality review analysis of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision. If the Bank misjudges the adequacy of the allowance and experiences additional losses, it could reduce earnings as a result.

FINANCIAL CONDITION

     The Company's total assets decreased $34.9 million (4.4%) during the first six months of 2008. Cash and cash equivalents, as well as deposits, decreased $24.6 million (41.0%) during that period, associated with activity normally seen during the first half of the year. The Bank typically experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which deposits typically run off subsequent to year-end as such excess deposits are transferred into alternative investment vehicles.

     Investment securities decreased $3.8 million (3.4%) during the first six months of 2008. $66.2 million of the Bank's investment portfolio was redeemed through normal maturities or scheduled calls and $62.5 million of new securities were purchased. Management continues to follow its practice of holding securities in the Bank's investment portfolio to maturity.

     Gross loans decreased $6.6 million (1.1%) during the first six months of 2008. Weakened loan demand due to the sluggish economy, prepayments due to competitive pricing and normal scheduled amortization of the Bank's commercial and real estate loans were the primary causes of the reduction in the loan portfolio. Management remains optimistic that the loan portfolio will increase during the third and fourth quarters despite increasing rate pressure and the slow economy.

     The allowance for loan losses increased $0.2 million during the first six months of 2008. This increase is the net of a $0.4 million provision for loan loss recorded in the first six months of 2008 less $0.2 million in loan losses charged against the allowance. Despite the economic slowdown and mortgage foreclosures challenging the banking industry, the Company believes the asset quality of the Bank's loan portfolio remains high. The Bank's charge offs and the corresponding provision for loan losses reflect the adverse effects of the downturn in the economy, but compare favorably to the Bank's peer group. The Bank had 29 foreclosures in process at June 30, 2008, up from 21 foreclosures in process a year earlier. As of June 30, 2008 the Bank had a base of over 4,000 collateralized real estate loans in its portfolio.

     The allowance for loan losses represents management's estimate of the amount necessary to provide for probable and inherent credit losses in the loan portfolio. To assess the adequacy of the allowance for loan losses, management uses significant judgment focusing on changes in the size and the character of the loan portfolio, changes in levels of nonperforming loans, risks identified within specific credits, existing economic conditions, underlying collateral, historic losses within the loan portfolio, as well as other factors that could affect probable and inherent credit losses. Management continues to monitor the quality of new loans that the Bank originates as well as to review the performance of loans in the Bank's existing loan portfolio.

     Deposits at the Bank decreased $24.6 million (3.7%) during the first six months of 2008. As previously noted, there is typically a short-term increase in cash and cash equivalents and a corresponding increase in commercial and municipal deposits in December of each year. These deposits tend to be transferred to other financial institutions for investment opportunity or funds management programs after the first of the year.

     Total borrowings decreased $11.9 million (79.1%) during the first six months of 2008. As a result of decreases in the investment and loan portfolio, the Bank's borrowing needs were reduced. The Bank adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are addressed primarily through the Bank's federal funds facility through its primary correspondent bank.

     The Company's equity increased $1.5 million (1.4%) during the first six months of 2008. The Company posted net income of $5.7 million for the first six months of 2008 and received proceeds of $0.4 million in January 2008 from the sale of common stock through the Dividend Reinvestment Plan offered to shareholders. The Dividend Reinvestment Plan was discontinued by the Board of Directors following the January 2008 stock sale. The Company paid $4.6 million in dividends during the first six months of 2008.

LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Company depends on a sound liquidity position. Management has continued to monitor the Company's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Company continues to offer products that are competitive and encourages depositors to invest their funds in the Bank's products. Management believes that these efforts will help the Bank to not only retain these deposits, but also encourage continued growth. The Bank has the ability to borrow up to $85.0 million in federal funds purchased, and an additional $38.5 million available for short-term liquidity through reverse repurchase agreements available with correspondent banking relationships.

     Approximately $8.1 million in investment securities are scheduled to mature during the remainder of 2008. In addition, approximately $27.8 million of other securities are subject to calls during the same period.

CAPITAL EXPENDITURES

     The Bank has one significant capital project currently in place for 2008, the relocation of its Brown Deer banking office to a new facility. The projected capital expenditure, net of credits from the Village of Brown Deer, is $1.9 million. The Company has sufficient liquidity to internally fund this expenditure.

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                    -----------------------------------------

     The Company's net income for the second quarter of 2008 was $2.7 million, an increase of $0.1 million (4.1%) compared to the second quarter of 2007. Total interest income on loans decreased $0.1 million (1.1%) in the second quarter of 2008 compared to the second quarter of 2007. Declining rates during both the first and second quarter of 2008 partially offset earnings increases attributed to the increase in loan volume over the same period in 2007. Volume contributed $1.8 million to the interest income increase as the loan portfolio increased $33.8 million from June 30, 2007 to June 30, 2008. Average yields declined 65 basis points to 6.67% during the second quarter of 2008 from 7.32% in 2007.

     Investment security interest income decreased slightly for the second quarter of 2008 compared to the second quarter of 2007 as a result of a decrease in the investment portfolio, with $19.9 million in U.S. Agency securities maturing partially offset by $8.7 million increase in municipal securities. The effect of the decrease in the portfolio was partially offset by an increase of 53 basis points in the average tax-equivalent year-to-date yield derived from all investments to 4.96% during the second quarter of 2008 compared to 4.43% in the second quarter of 2007.

     Interest expense decreased $0.7 million (24.4%) during the second quarter of 2008 compared to the second quarter of 2007. This decrease was net of an increase in deposit volume which was more than offset by declining rates in the second quarter of 2008. Volume increased interest expense $0.3 million as interest-bearing deposits increased $27.6 million between June 30, 2007 and June 30, 2008. Annualized yields on interest-bearing deposits declined 44 basis points to 2.04% for the second quarter of 2008 from 2.48% for the second quarter of 2007.

     Non-interest income increased $0.2 million (7.2%) during the second quarter of 2008 compared to the same period of 2007. The increase is the result of increased fees from the sale of loans in the secondary market. Favorable rates caused more activity in the mortgage market compared to the second quarter of 2007. Additional deposit service charges from an increasing base of consumer accounts also contributed to the increase in non-interest income.

     A summary of the change in income for the quarters ended June 30, 2008 and 2007 appears below:

Three Months Ended                     June 30,      June 30,        2008
                                         2008          2007       Over/(Under)
                                     (Unaudited)   (Unaudited)       2007

Revenue and Expenses: (000's)
  Interest income                     $ 10,798      $ 11,105      $   (307)
  Interest expense                      (2,242)       (2,963)          721
                                      --------      --------      --------
    Net interest income before

          provision for loan losses      8,556         8,142           414
Provision for loan losses                 (200)          (60)         (140)
                                      --------      --------      --------
       Net interest income after
        provision for loan losses        8,356         8,082           274
Non-interest income                      3,064         2,858           206
Non-interest expense                    (7,364)       (7,002)         (362)
                                      --------      --------      --------
       Income from Operations            4,056         3,938           118
Tax Provision                            1,388         1,376            12
                                      --------      --------      --------
       Net income                     $  2,668      $  2,562      $    106
                                      ========      ========      ========



                     SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                     ---------------------------------------

     Net income of the Company increased $0.9 million (17.6%) during the six months ended June 30, 2008 compared to the first six months of 2007. The increase was the net result of the following:

     o    an increase of $0.1 million (2.8%) in operating income,

     o extraordinary income of $0.6 million resulting from the receipt of non-taxable Bank Owned Life Insurance (BOLI) death benefit proceeds,

     o extraordinary gain of $0.1 million due to the redemption of VISA stock upon that company's initial public offering, and

     o a $1.0 million (6.5%) increase in net interest income to $16.9 million for the first six months of 2008 compared to $15.9 million for the first six months of 2007.

     Interest income on loans for the first half of 2008 increased $0.7 million (3.5%) from the first half of 2007. Volume increased $34.0 million in commercial, real estate and consumer loans for the period ended June 30, 2008 compared to the prior year, providing a $1.8 million increase to interest income while reduced rates decreased interest income $1.1 million as loan yields declined 39 basis points (from 7.25% to 6.86%) from a year earlier.

     Interest  income on investment  securities  decreased  $0.1 million  (3.7%)
during the first six months of 2008 compared to the same period in 2007. The investment portfolio was reduced $3.7 million as $66.2 million of investment securities were redeemed through normal maturities and calls and $62.5 million of investments were purchased. The decreased interest income on investment securities is also the result of a shift to municipal securities and lower yields on tax-exempt investments.

     Interest expense on deposits for the first six months of 2008 decreased $0.9 million (14.4%) from the first six months of 2007. The decrease is the net result of a $1.2 million decrease in interest expense due to a 44 basis point decrease in the yield on interest bearing deposits (from 2.48% to 2.04%) and a $0.3 million increase due to a growth in the average balance of interest-bearing deposits from the first six months of 2007 to the first six months of 2008.

     New deposits between June 30, 2007 and June 30, 2008 were primarily short-term, low yielding liabilities, due to the growth in personal checking and municipal deposits. This trend has helped the Bank maintain a strong net interest margin compared to other banks in its peer group.

     Non-interest income increased $1.1 million (21.2%) for the first six months of 2008 versus the comparable period in 2007. This increase is primarily due to extraordinary income from two sources. The Bank received $0.1 million from VISA stock redeemed in conjunction with that company's initial public offering and also received non-taxable Bank Owned Life Insurance death benefit proceeds of $1.6 million which resulted in a gain of $0.6 million. The remainder of the increase is due to increased revenue generated from deposit account service fees and fees from the sale of loans in the secondary mortgage market.

     Non-interest expense increased $1.0 million (7.4%) during the six months ending June 30, 2008 compared to the same period in 2007. The largest single component of the increase was payroll, which increased by $0.5 million (6.4%) for the first six months of 2008 compared to the first six months of 2007, due primarily to increased staffing levels attributable to the opening of one additional location and Management's continued commitment to improved service levels at the Bank's twenty-one in-store locations. Occupancy expenses increased $0.1 million (6.9%) from 2007 to 2008 due to rent increases and increased utility expenses in existing facilities. Data processing expenses also increased $0.1 million (11.7%) during the first six months of 2008 compared to the same period in 2007, resulting primarily from increased account and transaction volume and additional services accounts.

CAPITAL ADEQUACY

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must be Tier 1 capital. At June 30, 2008, the Bank's risk-based capital ratio was 19.6%, of which 18.6% was Tier 1 capital.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of Tier 1 capital to total assets of at least 3.0%, while lower rated banking organizations must maintain an average ratio of at least 4.0%. The Bank's leverage ratio at June 30, 2008 was 14.5%.

OFF-BALANCE SHEET ARRANGEMENTS

     The Bank's obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2008, the Bank's loan-related commitments, including standby letters of credit and financial guarantees, totaled $88.8 million. The commitments which result in a funded loan increase the Bank's profitability through net interest income. Therefore, during the year, the Bank manages its overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. The Bank's liquidity sources have been and are expected to be sufficient to meet the cash requirements of its lending activities.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The 2007 Form 10-K contains certain disclosures about market risks affecting the Company (see Item 7A of the 2007 Form 10-K and the information incorporated therein from our 2007 Annual Report to Shareholders). There have been no material changes to the information provided therein that would require additional disclosures as of the date of this Report.

ITEM 4T -  CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At June 30, 2008 the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

     There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS
------        -----------------

     There have been no material changes to the discussion in response to Item 3 of Part I of the 2007 Form 10-K.

ITEM 1A       RISK FACTORS
-------       ------------

     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2007 Form 10-K.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------        -----------------------------------------------------------

     During the quarter ended June 30, 2008, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES
------        -------------------------------

     Not applicable.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------        ---------------------------------------------------

     On June 11, 2008, the Company held its annual shareholders' meeting. The only item on which shareholders voted was the election of Directors for the ensuing year. No other matters were voted on at the annual meeting. The number of shares of common stock represented by proxy and in person was 7,332,487 which represented approximately 82.34% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the vote summarized below.

Director's Name:    Frank Bauer
       For                 7,259,079
       Against             0
       Withheld, Abstain and Broker Non-Vote    73,408

Director's Name:    William Beres
       For                 7,265,532
       Against             0
       Withheld, Abstain and Broker Non-Vote    66,955

Director's Name:    Sanford Fedderly
       For                 7,262,892
       Against             0
       Withheld, Abstain and Broker Non-Vote    69,595

Director's Name:    Scott Gerardin
       For                 7,261,219
       Against             0
       Withheld, Abstain and Broker Non-Vote    71,268

Director's Name:    William Gravitter
       For                 7,261,892
       Against             0
       Withheld, Abstain and Broker Non-Vote    70,595

Director's Name:    Christ Krantz
       For                 7,262,892
       Against             0
       Withheld, Abstain and Broker Non-Vote    69,595

Director's Name:    Brian T. McGarry
       For                 7,253,252
       Against             0
       Withheld, Abstain and Broker Non-Vote    79,235

Director's Name:    Robert Orth
       For                 7,261,336
       Against             0
       Withheld, Abstain and Broker Non-Vote    71,151

Director's Name:    Ronald K. Puetz
       For                 7,261,153
       Against             0
       Withheld, Abstain and Broker Non-Vote    71,334

Director's Name:    Agatha T. Ulrich
       For                 7,252,233
       Against             0
       Withheld, Abstain and Broker Non-Vote    80,254

Director's Name:    David Ulrich, Jr.
       For                 7,221,291
       Against             0
       Withheld, Abstain and Broker Non-Vote   111,196

Director's Name:    William Werry
       For                 7,226,039
       Against             0
       Withheld, Abstain and Broker Non-Vote   106,448

Director's Name:    Scott A. Wilson
       For                 7,253,296
       Against             0
       Withheld, Abstain and Broker Non-Vote    79,191



ITEM 5        OTHER INFORMATION
------        -----------------

              NOT APPLICABLE.



ITEM 6        EXHIBITS
------        --------

       See Exhibit Index following the Signature Page to this Report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRI CITY BANKSHARES CORPORATION

DATE:  August 13, 2008                      /s/Ronald K. Puetz
     ----------------------                 ----------------------------------
                                            Ronald K. Puetz
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)


DATE:  August 13, 2008                      /s/Scott A. Wilson
     ----------------------                 ----------------------------------
                                            Scott A. Wilson
                                            Executive Vice President, Treasurer
                                            (Chief Financial Officer)

                         Tri City Bankshares Corporation
      Exhibit Index to Quarterly Report on Form 10-Q dated August 12, 2008


Exhibit No.



     31.1 Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a)

     31.2 Certification of Scott A. Wilson, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a)

     32.1 Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Scott A. Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002