Form 10-Q
period 2008-09-30
TRI CITY BANKSHARES CORP
filed 2008-11-12
CIK 313337

4
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

   [ ]  TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-09785

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

                                      53154
                                    --------
                                    Zip Code

                                  (414)761-1610
                              ---------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
   -----   ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___                 Accelerated filer ___
Non-accelerated filer (Do not check if a smaller reporting company)    _____
Smaller reporting company  X
                         ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      NO  X
   ----    ----

The number of shares outstanding of the registrant's $1.00 par value common stock as of November 12, 2008: 8,904,915 shares.

                         PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

            Consolidated Balance Sheets as of
            September 30, 2008 (Unaudited) and December 31, 2007             3

            (Unaudited) Consolidated Statements of Income
            for the Three Months ended September 30, 2008 and 2007           4

            (Unaudited) Consolidated Statements of Income
            For the Nine Months ended September 30, 2008
            and 2007                                                         5

            (Unaudited) Consolidated Statements of Cash Flows
            For the Nine Months ended September 30, 2008 and 2007            6

            Notes to Unaudited Consolidated Financial Statements             7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11

Item 3    Quantitative and Qualitative Disclosures About Market Risk        18

Item 4T   Controls and Procedures                                           18

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                 19

Item 1A   Risk Factors                                                      19

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3    Defaults Upon Senior Securities                                   19

Item 4    Submission of Matters to a Vote of Security Holders               19

Item 5    Other Information                                                 19

Item 6    Exhibits                                                          19

          Signatures                                                        20

          Exhibit Index                                                     21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                     ASSETS

                                                                    September 30,
                                                                        2008         December 31,
                                                                    (Unaudited)          2007
                                                                  --------------   --------------
   Cash and due from banks                                        $   22,884,080   $   60,079,747
   Federal funds sold                                                 17,626,070               --
                                                                  --------------   --------------
       Cash and cash equivalents                                      40,510,150       60,079,747
   Held to maturity securities, fair value of $110,759,316 and
       $111,160,170 as of 2008 and 2007, respectively                110,304,495      110,550,652
   Loans, less allowance for loan losses of $5,989,952 and
       $5,757,927 as of 2008 and 2007, respectively                  587,071,827      580,520,538
   Premises and equipment - net                                       21,238,410       20,053,314
   Cash surrender value of life insurance                             10,931,603       11,622,695
   Mortgage servicing rights - net                                       617,615          658,717
   Accrued interest receivable and other assets                        7,264,428        6,541,335
                                                                  --------------   --------------
          TOTAL ASSETS                                            $  777,938,528   $  790,026,998
                                                                  ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES

LIABILITIES
   Deposits
       Demand                                                     $  133,073,925   $  137,384,198
       Savings and NOW                                               388,384,035      411,900,132
       Other time                                                    142,479,507      116,519,450
                                                                  --------------   --------------
          Total Deposits                                             663,937,467      665,803,780
   Federal funds purchased                                                    --       12,851,264
   Other borrowings                                                    2,508,248        2,170,571
   Accrued interest payable and other liabilities                      2,862,487        2,434,058
                                                                  --------------   --------------
       Total Liabilities                                             669,308,202      683,259,673
                                                                  --------------   --------------

STOCKHOLDERS' EQUITY
   Cumulative preferred stock, $1 par value, 200,000 shares
       authorized, no shares issued                                           --               --
   Common stock, $1 par value,
       15,000,000 shares authorized, 8,904,915 and
       8,884,045 shares issued and outstanding as of 2008
       and 2007, respectively                                          8,904,915        8,884,045
   Additional paid-in capital                                         26,543,470       26,160,505
   Retained earnings                                                  73,181,941       71,722,775
                                                                  --------------   --------------
       Total Stockholders' Equity                                    108,630,326      106,767,325
                                                                  --------------   --------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  777,938,528   $  790,026,998
                                                                  ==============   ==============

            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               For Three Months Ended September 30, 2008 and 2007
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                               2008             2007
                                                               ----             ----
INTEREST INCOME
   Loans                                                  $  9,516,552     $ 10,263,756
   Investment securities
        Taxable                                                746,492          901,614
       Exempt from federal income taxes                        390,848          298,799
   Federal funds sold                                           24,514              725
                                                          ------------     ------------
       Total Interest Income                                10,678,406       11,464,894
                                                          ------------     ------------
INTEREST EXPENSE
   Deposits                                                  2,186,130        2,935,045
   Federal funds purchased                                      13,782          207,382
   Other borrowings                                              4,579           18,618
                                                          ------------     ------------
       Total Interest Expense                                2,204,491        3,161,045
                                                          ------------     ------------
Net interest income before provision for loan losses         8,473,915        8,303,849
   Provision for loan losses                                   200,000          125,000
                                                          ------------     ------------
Net interest income after provision for loan losses          8,273,915        8,178,849
                                                          ------------     ------------
NONINTEREST INCOME
   Service charges on deposits                               2,532,720        2,355,643
   Loan servicing income                                        63,238           54,537
   Net gain on sale of loans                                    49,917           48,602
   Increase in cash surrender value of life insurance          114,068          112,671
   Other                                                       344,417          336,814
                                                          ------------     ------------
       Total Noninterest Income                              3,104,360        2,908,267
                                                          ------------     ------------
NONINTEREST EXPENSE
   Salaries and employee benefits                            4,067,697        4,012,442
   Net occupancy costs                                         676,496          662,009
   Furniture and equipment expenses                            415,978          399,605
   Computer services                                           677,262          598,364
   Advertising and promotional                                 269,163          289,992
   Regulatory agency assessments                                71,969           64,788
   Office supplies                                             184,000          140,040
   Other                                                       949,325          885,156
                                                          ------------     ------------
       Total Noninterest Expense                             7,311,890        7,052,396
                                                          ------------     ------------
Income before income taxes                                   4,066,385        4,034,720
   Less:  Applicable income taxes                            1,357,000        1,414,500
                                                          ------------     ------------
       NET INCOME                                         $  2,709,385     $  2,620,220
                                                          ============     ============

         Basic and fully diluted earnings per share       $       0.30     $       0.29
         Dividends per share                              $       0.26     $       0.25
         Weighted average shares outstanding                 8,904,915        8,858,293

            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                For Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                               2008            2007
                                                               ----            ----
INTEREST INCOME
   Loans                                                  $ 29,382,252     $29,466,393
   Investment securities
        Taxable                                              2,259,400       2,728,771
       Exempt from federal income taxes                      1,101,110         779,513
   Federal funds sold                                           81,510         450,335
   Other                                                         9,663           9,663
                                                          ------------     -----------
       Total Interest Income                                32,833,935      33,434,675
                                                          ------------     -----------
INTEREST EXPENSE
   Deposits                                                  7,332,402       8,950,233
   Federal funds purchased                                      95,162         239,524
   Other borrowings                                             19,511          56,570
                                                          ------------     -----------
       Total Interest Expense                                7,447,075       9,246,327
                                                          ------------     -----------
Net interest income before provision for loan losses        25,386,860      24,188,348
   Provision for loan losses                                   585,000         245,000
                                                          ------------     -----------
Net interest income after provision for loan losses         24,801,860      23,943,348
                                                          ------------     -----------
NONINTEREST INCOME
   Service charges on deposits                               7,125,197       6,687,343
   Loan servicing income                                       120,483         171,901
   Net gain on sale of loans                                   330,223         137,911
   Increase in cash surrender value of life insurance          348,478         339,232
   Life insurance death benefit                                606,584              --
   Other                                                     1,151,451       1,000,016
                                                          ------------     -----------
       Total Noninterest Income                              9,682,416       8,336,403
                                                          ------------     -----------
NONINTEREST EXPENSES
   Salaries and employee benefits                           12,453,418      11,894,423
   Net occupancy costs                                       2,166,972       2,055,765
   Furniture and equipment expenses                          1,158,379       1,170,903
   Computer services                                         1,963,378       1,749,658
   Advertising and promotional                                 829,656         785,176
   Regulatory agency assessments                               197,535         184,426
   Office supplies                                             529,962         465,674
   Other                                                     2,817,320       2,534,418
                                                          ------------     -----------
       Total Noninterest Expenses                           22,116,620      20,840,443
                                                          ------------     -----------
Income before income taxes                                  12,367,656      11,439,308
   Less:  Applicable income taxes                            3,964,500       3,976,500
                                                          ------------     -----------
       NET INCOME                                         $  8,403,156     $ 7,462,808
                                                          ============     ===========

         Basic and fully diluted earnings per share       $       0.94     $      0.84
         Dividends per share                              $       0.78     $      0.75
         Weighted average shares outstanding                 8,902,780       8,837,688

            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          2008              2007
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                      $   8,403,156     $   7,462,808
    Adjustments to reconcile net income to net cash flows provided by operating activities:
        Depreciation                                                                    1,581,504         1,574,214
        Amortization of servicing rights, premiums and discounts -net                     317,238           240,875
        Gain on sale of loans                                                            (330,223)         (137,911)
        Provision for loan losses                                                         585,000           245,000
        Proceeds from sales of loans held for sale                                     23,515,673        12,455,524
        Originations of loans held for sale                                           (23,363,008)      (12,410,693)
        Increase in cash surrender value of life insurance                               (348,478)         (339,232)
        Gain on death benefits of insurance policy                                       (606,584)               --
        Net change in:
           Accrued interest receivable and other assets                                  (613,543)         (682,593)
           Accrued interest payable and other liabilities                                 428,430          (141,342)
                                                                                    -------------     -------------
        Net Cash Flows Provided by Operating Activities                                 9,569,165         8,266,650
                                                                                    -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES Activity in held to maturity securities:
        Maturities, prepayments and calls                                              74,821,960        26,365,083
        Purchases                                                                     (74,674,381)      (28,504,319)
    Net increase in loans                                                              (7,944,067)      (27,326,137)
    Purchases of premises and equipment - net                                          (2,766,600)         (978,043)
    Proceeds from sale of other real estate owned                                         698,227                --
    Proceeds of life insurance death benefit                                            1,646,154                --
                                                                                    -------------     -------------
        Net Cash Flows Used in Investing Activities                                    (8,218,707)      (30,443,416)
                                                                                    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                           (1,866,313)      (57,464,544)
    Net change in federal funds purchased and securities sold under
      repurchase agreements                                                           (12,851,264)       23,381,914
    Net change in other borrowings                                                        337,677         1,758,760
    Dividends paid                                                                     (6,943,990)       (6,617,094)
    Common stock issued                                                                   403,835         1,211,015
                                                                                    -------------     -------------
        Net Cash Flows Used in Financing Activities                                   (20,920,055)      (37,729,949)
                                                                                    -------------     -------------
           Net Change in Cash and Cash Equivalents                                    (19,569,597)      (59,906,715)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        60,079,747        86,183,192
                                                                                    -------------     -------------
                                                                                    $  40,510,150     $  26,276,477
                                                                                    =============     =============
CASH AND CASH EQUIVALENTS - END OF PERIOD
    Non Cash Transactions:
        Loans Receivable transferred to Other Real Estate Owned                     $     807,778     $     225,000
        Mortgage Servicing Rights Resulting from Sale of Loans                      $     177,558     $      58,266
   Supplemental Cash Flow Disclosures:
        Cash paid for interest                                                      $   7,441,966     $   9,277,943
        Cash paid for income taxes                                                  $   4,435,125     $   4,726,866

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

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of September 30, 2008 and the results of its operations and cash flows for the three- and nine-month periods ended September 30, 2008 and 2007. The preparation of consolidated financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first nine months of 2008 are not necessarily indicative of the results that may be expected for the entire 2008 fiscal year.

(B) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date, emphasizes that fair value is a market-based measurement and not an entity-specific measurement, and establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The adoption of this Statement had no effect on the Company's consolidated financial statements. SFAS 157 is discussed further under "Fair Value Accounting," below.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"), which amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company will be required to adopt SFAS 160 on January 1, 2009. The adoption of SFAS 160 is not expected to have any impact on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Because SFAS 161 affects only disclosures, it will not have an impact on the Company's consolidated financial statements. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. The adoption of SFAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". Management does not expect that the adoption of SFAS 162 will have a material impact on the Company's consolidated financial statements.

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

Loans held for investment. The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.

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

Mortgage Servicing Rights. The Company does not record Mortgage Servicing Rights (MSR's) at fair value on a recurring basis. However, from time to time, MSR's may be considered impaired and an allowance for losses established. MSR's for which it is probable that payment of principal will not be made in accordance with the MSR agreement are considered impaired. The fair value of MSR's is estimated using the Office of Thrift Supervision selected asset price tables for servicing cost and servicing fees applied to the Company's portfolio of serviced loans. If the MSR's fair value is less than the MSR's amortized value, then MSR's are considered impaired. At September 30, 2008, MSR's were evaluated based on their fair value. In accordance with FSAS 157, impaired MSR's where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired MSR as a nonrecurring Level 2 valuation.

                    ASSETS MEASURED ON A NON-RECURRING BASIS
                                ($ in thousands)
                  Fair Value Measurements at September 30, 2008

                                                                              Significant
                                                    Quoted Prices in             Other               Significant
                                                     Active Markets           Observable            Unobservable
                                                  For Identical Assets          Inputs                 Inputs
                           September 30, 2008          (Level 1)               (Level 2)              (Level 3)
Assets:
  Impaired Loans               $      11,596         $           -            $      11,596         $            -
  Repossessed Assets                     110                     -                      110                      -


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

FINANCIAL CONDITION

The Company's total assets decreased $12.1 million (1.5%) during the first nine months of 2008. Cash and cash equivalents decreased $19.6 million (32.6%) during that period, associated with activity normally occurring during the first nine months of the year. The Bank typically experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which deposits typically run off subsequent to year-end or are transferred into alternative investment vehicles.

Investment securities decreased $0.2 million (0.2%) during the first nine months of 2008. Given the turbulence of the financial markets, particularly in the closing weeks of the third quarter, it is important to note that the Bank's investment in bonds consists solely of municipal bonds and U.S. government agency securities. With the United States government takeover of the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") the value of the Bank's investments in general debt obligations of these mortgage giants improved. As of the date of this report the Federal Housing Finance Agency ("FHFA") has acknowledged that bondholders effectively have the guarantee of the U. S. Treasury. More importantly, the Bank held no common or preferred stock in either Freddie Mac or Fannie Mae that would have otherwise resulted in losses when the U.S. Government intervened. The Bank has never held in its investment portfolio any mortgage backed securities or collateralized debt obligations, which in many instances include packaged sub-prime mortgage loans. Management continues to follow its practice of holding securities in the Bank's investment portfolio to maturity.

Gross loans increased $6.8 million (1.2%) during the first nine months of 2008. Weakened loan demand due to the sluggish economy and prepayments due to competitive pricing pressures resulted in a $1.0 million decrease to the Bank's loan portfolio from January through July 2008. However, $7.8 million in new loan closing volume in August and September resulted in a $6.8 million net increase for the nine months ending September 30, 2008. Management remains optimistic that with continued selective marketing efforts the loan portfolio can continue to increase during the fourth quarter despite the slow economy.

The allowance for loan losses increased $0.2 million during the first nine months of 2008, which resulted from a $0.6 million provision for loan loss offset by a $0.4 million in loan losses charged against the allowance during the period. Despite the economic slowdown and mortgage foreclosures challenging the banking industry, the Company believes the asset quality of the Bank's loan portfolio remains high. The Bank's charge offs and the corresponding provision for loan losses reflect the adverse effects of the downturn in the economy, but compare favorably to the Bank's peer group. The Bank had 28 foreclosures in process at September 30, 2008, up from 21 foreclosures in process a year earlier. As of September 30, 2008 the Bank had over 4,000 collateralized real estate loans in its portfolio.

The allowance for loan losses represents management's estimate of the amount necessary to provide for probable and inherent credit losses in the loan portfolio. To assess the adequacy of the allowance for loan losses, management uses significant judgment focusing on changes in the size and the character of the loan portfolio, changes in levels of nonperforming loans, risks identified within specific credits, existing economic conditions, underlying collateral, historic losses within the loan portfolio, as well as other factors that could affect probable and inherent credit losses. Management continues to monitor the quality of new loans that the Bank originates as well as to review the performance of loans in the Bank's existing loan portfolio and believes that as of September 30, 2008 the Company has adequately reserved for potential losses in the loan portfolio.

Cash surrender value of life insurance decreased $0.7 million during the first nine months of 2008 due to the receipt of extraordinary income of $0.6 million resulting from the receipt of non-taxable Bank Owned Life Insurance (BOLI) death benefit proceeds during the second quarter.

Deposits at the Bank decreased $1.9 million (0.3%) during the first nine months of 2008. As previously noted, there is typically a short-term increase in cash and cash equivalents and a corresponding increase in commercial and municipal deposits in December of each year. However, this increase is seasonal as these deposits tend to be transferred to other financial institutions for other investment opportunities or funds management programs after the first of the year.

Total borrowings, including federal funds purchased decreased $12.5 million (83.3%) during the first nine months of 2008. As a result of slower growth in the loan portfolio, the Bank's borrowing needs were reduced. The Bank adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are addressed primarily with the Bank's federal funds facility through its primary correspondent bank.

The Company's equity increased $1.9 million (1.7%) during the first nine months of 2008. The Company posted net income of $8.4 million for the first nine months of 2008 and received proceeds of $0.4 million in January 2008 from the sale of common stock through its Dividend Reinvestment Plan. The Dividend Reinvestment Plan was discontinued by the Board of Directors following the January 2008 stock sale. The Company paid $6.9 million in dividends during the first nine months of 2008.

LIQUIDITY

The ability to provide the necessary funds for the day-to-day operations of the Company depends on a sound liquidity position. Management has continued to monitor the Company's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Company continues to offer products that are competitive and encourages depositors to invest their funds in the Bank's products. Management believes that these efforts will help the Bank to not only retain these deposits, but also encourage continued growth. The Bank has the ability to borrow up to $25.0 million in federal funds purchased, and an additional $32.0 million is available for short-term liquidity through Federal Reserve Notes Payable (collateralized borrowing) from the Federal Reserve Bank of Chicago.

As an additional measure of liquidity, approximately $7.2 million in investment securities are scheduled to mature during the remainder of 2008. In addition, approximately $29.4 million of other securities are subject to calls during the same period.

The Bank's liquidity and strength were tested during the third quarter when both of the local correspondent banks with whom the Bank had a federal funds borrowing privilege advised the Bank that the correspondent bank's ability to fund (and honor the maximum limit approved for Tri City) would be reduced. The Bank's ability to borrow was decreased from a total of $85 million at the two correspondent banks to $25 million at one correspondent bank with the other being eliminated entirely. Senior management enacted the Bank's contingency funding plan and the Bank's availability of unpledged municipal securities on hand made the transition to collateralized borrowing at the Federal Reserve Bank of Chicago a ready alternative.

CAPITAL EXPENDITURES

The Bank has recently completed the only significant capital project in place for 2008, the relocation of its Brown Deer banking office. This capital expenditure of $1.9 million, net of credits from the Village of Brown Deer, was incurred during the first nine months of 2008. The Company had sufficient liquidity to internally fund this expenditure. No other capital projects are planned for the remainder of 2008.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company's net income for the third quarter of 2008 was $2.7 million, an increase of $0.1 million (3.4%) compared to the third quarter of 2007. Total interest income on loans decreased $0.7 million (7.3%) in the third quarter of 2008 compared to the third quarter of 2007. Declining rates in 2008 partially offset increased earnings attributed to loan volume over the same period in 2007. Volume increases contributed $3.2 million to interest income as the loan portfolio increased $31.4 million to $593.1 million at September 30, 2008 from $561.7 million at September 30, 2007. Average yields declined 87 basis points to 6.48% during the third quarter of 2008 from 7.35% in 2007, resulting in a $3.9 million reduction in interest income.

Interest income on investment securities decreased $0.1 million (5.3%) to $1.1 million for the third quarter of 2008 compared to $1.2 million for the third quarter of 2007. The cause of the pre-tax decrease is twofold; a shift from taxable U.S. Agency securities in the investment portfolio to tax exempt municipal securities and an overall decrease in total investment securities. Investments in U.S. Agency securities decreased $19.9 million to $60.4 million at September 30, 2008 from $80.3 million as of September 30, 2007. Investments in municipal securities increased $9.9 million to $49.9 million at September 30, 2008 from $40.0 million as of September 30, 2007. The result was a net decrease in total investment securities of $10.0 million (8.4%) to $110.3 million at September 30, 2008 from $120.4 million as of September 30, 2007.

Interest expense decreased $1.0 million (30.3%) to $2.2 million for the quarter ended September 30, 2008 from $3.2 million for the third quarter of 2007. This decrease resulted from an increase in deposit volume which was more than offset by declining rates in the third quarter of 2008. Volume increased interest expense $0.6 million as interest-bearing deposits increased $59.9 million (9.9%) to $663.9 million at September 30, 2008 from $604.0 million as of September 30, 2007. Annualized yields on interest-bearing deposits declined 72 basis points to 1.70% for the third quarter of 2008 from 2.42% for the third quarter of 2007 reducing interest expense $1.6 million comparing the two periods.

Non-interest income increased $0.2 million (6.7%) to $3.1 million for the quarter ending September 30, 2008 from $2.9 million for the same period in 2007. The increase is the result of increased fees from deposit account service charges. The largest contributor to the increase is the discount paid to the Bank as card issuer by merchants accepting our depositor's VISA check card. Continued increased usage of Tri City's EZ Pay check card is due to improved activation rates and additional activity from an increasing base of consumer accounts.

Non-interest expense increased $0.3 million (3.7%) to $7.3 million for the quarter ended September 30, 2008 from $7.1 million for the same period in 2007. The increase is primarily the result of salaries and benefits and data processing, each of which increased $0.1 million for the period ending September 30, 2008 compared to the same period in 2007.

The provision for income taxes decreased $0.1 million as a result of additional tax exempt municipal interest income in the third quarter of 2008 compared to the same period in 2007. After tax net income increased $0.1 million (3.4%) to $2.7 million for the quarter ended September 30, 2008 from $2.6 million for the same period in 2007.

A summary of the change in income for the quarters ended September 30, 2008 and 2007 appears below:

Three Months Ended                    September 30,  September 30,     2008
                                           2008           2007      Over/(Under)
                                       (Unaudited)    (Unaudited)      2007
                                      -------------  -------------  ------------
Revenue and Expenses: (000's)
  Interest income                       $ 10,678       $ 11,465      $   (787)
  Interest expense                        (2,204)        (3,161)          957
                                        --------       --------      --------
       Net interest income before
          provision for loan losses        8,474          8,304           170
Provision for loan losses                   (200)          (125)          (75)
                                        --------       --------      --------
       Net interest income after
        provision for loan losses          8,274          8,179            95
Noninterest income                         3,104          2,908           196
Noninterest expense                       (7,312)        (7,052)         (260)
                                        --------       --------      --------
       Income from operations              4,066          4,035            31
Tax provision                             (1,357)        (1,415)           58
                                        --------       --------      --------
       Net income                       $  2,709       $  2,620      $     89
                                        ========       ========      ========

                  NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company's net income for the nine months ended September 30, 2008 increased $0.9 million (12.6%) compared to the first nine months of 2007. The following items contributed to the increase:

o    an increase of $0.2 million (1.8%) in operating income,

o income of $0.6 million resulting from the receipt of non-taxable Bank Owned Life Insurance (BOLI) death benefit proceeds,

o gain of $0.1 million due to the redemption of VISA stock upon that company's initial public offering.

Interest income on loans decreased $0.1 million (0.3%) to $29.4 million for the first nine months of 2008 from $29.5 million for the same period in 2007. The decrease was net of increased interest income due to volume and decreased interest income due to lower yields on loans. Portfolio loan volume increased $31.4 million in commercial, real estate and consumer loans for the period ended September 30, 2008 compared to the prior year, providing a $2.4 million increase to interest income while declining rates decreased interest income $2.5 million as loan yields declined 55 basis points (from 7.28% to 6.73%) from a year earlier.

Interest income on investment securities decreased $0.1 million (4.2%) to $3.4 million for the nine months ended September 30, 2008 from $3.5 million for the same period in 2007. The investment portfolio was reduced $0.1 million as $74.8 million of investment securities were redeemed through normal maturities and calls and $74.7 million of investments were purchased. The decreased interest income on investment securities is also the result of a shift to municipal securities and lower pre-tax yields on tax-exempt investments during the first nine months of 2008.

Interest on federal funds sold decreased $0.4 million (81.9%) during the first nine months of 2008 compared to the same period in 2007. Additional deposits acquired in 2007 were invested in federal funds sold. For the nine months ended September 30, 2008 excess funds invested in federal funds sold were reduced as these funds were deployed to support loan growth achieved during the fourth quarter of 2007 and the first nine months of 2008. Volume contributed $0.3 million to the decrease. Additionally, the federal funds target rate has been reduced eight times since September 30, 2007. As of September 30, 2008 the target rate stood at 2.00%, down 275 basis points from 4.75% at September 30, 2007. Rate accounted for the remaining $0.1 million of the decrease.

Interest expense on deposits for the first nine months of 2008 decreased $1.6 million (18.1%) to $7.3 million from $8.9 million for the same period in 2007. The decrease resulted from a $2.3 million decrease in interest expense due to a 55 basis point decrease in the yield on interest-bearing deposits (from 2.47% to 1.92%) partially offset by a $0.7 million increase due to a growth in the average balance of interest-bearing deposits from the first nine months of 2007 to the first nine months of 2008.

New deposits between September 30, 2007 and September 30, 2008 were a mix of short-term, lower yielding liabilities, due to the growth in personal checking and municipal deposits and some higher-yielding time deposits. This trend has helped the Bank maintain a strong net interest margin bolstered by the low cost of funds associated with predominantly core deposit funding. Savings and transaction account balances increased $18.6 million (5.0%) to $388.4 million at September 30, 2008 from $369.8 million for as of September 30, 2007. Time deposits accounted for most of the increase as balances increased $41.3 million (40.9%) to $142.5 million at September 30, 2008 from $101.2 million as of September 30, 2007. The result was an increase in total deposits of $60.0 million (9.9%) to $663.9 million at September 30, 2008 from $604.0 million as of September 30, 2007.

Non-interest income increased $1.3 million (16.1%) to $9.7 million for the nine-month period ending September 30, 2008 from $8.4 million for the same period in 2007. This increase is primarily due to income from two transactions. The Bank received $0.1 million from VISA stock redeemed in conjunction with that company's initial public offering and also received non-taxable Bank Owned Life Insurance death benefit proceeds of $1.6 million, which resulted in a gain of $0.6 million. The remainder of the increase is due to increased revenue generated from deposit account service fees and fees from the sale of loans in the secondary mortgage market.

Non-interest expense increased $1.3 million (6.1%) during the nine months ending September 30, 2008 compared to the same period in 2007. Contributing factors to the increase were payroll, which increased by $0.6 million (4.7%) for the first nine months of 2008 compared to the first nine months of 2007, due primarily to increased staffing levels attributable to the opening of one additional location and management's continued commitment to improved service levels at the Bank's twenty-one in-store locations. Occupancy expenses increased $0.1 million (5.4%) from the first nine months of 2007 to the first nine months of 2008 due to rent increases and increased utility expenses in existing facilities. Data processing expenses (including website and on-line banking) also increased $0.2 million (12.2%) during the first nine months of 2008 compared to the same period in 2007, resulting primarily from increased account and transaction volume and additional services accounts.

CAPITAL ADEQUACY

Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must maintain a minimum risk-based capital ratio of 8.0%, of which 4.0% must be Tier 1 capital to be considered "well-capitalized" under the regulatory framework for prompt corrective action categorization. At September 30, 2008, the Bank's risk-based capital ratio was 19.1%, of which 18.1% was Tier 1 capital.

The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of Tier 1 capital to total assets of at least 3.0%, while lower rated banking organizations must maintain an average ratio of at least 4.0%. The Bank's leverage ratio at September 30, 2008 was 14.5%.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank's obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2008, the Bank's loan-related commitments, including standby letters of credit and financial guarantees, totaled $88.1 million. During the year, the Bank manages its overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. The Bank's liquidity sources have been and are expected to be sufficient to meet the cash requirements of its lending activities.

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

ITEM 4T -  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At September 30, 2008 the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS
------   -----------------
There have been no material  changes to the  discussion in response to Item 3 of
Part I of the 2007 Form 10-K.

ITEM 1A  RISK FACTORS
-------  ------------
There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2007 Form 10-K.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------------------------
During the quarter ended September 30, 2008, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------
Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
None during the quarter ended September 30, 2008.

ITEM 5   OTHER INFORMATION
------   -----------------
Not applicable

ITEM 6   EXHIBITS
------   --------

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

                         TRI CITY BANKSHARES CORPORATION

DATE: November 12, 2008                      /s/Ronald K. Puetz
     -----------------------                 -----------------------------------
                                             Ronald K. Puetz
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)


DATE: November 12, 2008                      /s/Scott A. Wilson
     -----------------------                 -----------------------------------
                                             Scott A. Wilson
                                             Executive Vice President, Treasurer
                                             (Chief Financial Officer)