Form 10-K
period 2008-12-31
TRI CITY BANKSHARES CORP
filed 2009-03-26
CIK 313337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
                                   (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____ Accelerated filer ___ Non-accelerated filer [do not check if smaller reporting company] Smaller reporting Company _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


As of June 30, 2008, the aggregate market value of the shares held by non-affiliates was approximately $62,381,612. As of March 26, 2009, 8,904,915 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE





Document                                                         Incorporated in


Annual report to shareholders for fiscal
  year ended December 31, 2008                                   Parts II and IV
Proxy statement for annual meeting of
  shareholders to be held on June 10, 2009                              Part III

Form 10-K Table of Contents

--------------------------------------------------------------------------------
PART I                                                                    PAGE #

Item 1     Business                                                          3
Item 1A    Risk Factors                                                     12
Item 1B    Unresolved Staff Comments                                        17
Item 2     Properties                                                       17
Item 3     Legal Proceedings                                                17
Item 4     Submission of Matters to a
             Vote of Security Holders                                       17

PART II

Item 5     Market for the Registrant's  Common Equity,
             Related  Stockholder  Matters and Issuer
             Purchases of Equity Securities                                 18
Item 6     Selected Financial Data                                          18
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            19
Item 7A    Quantitative and Qualitative Disclosures About Market Risk       19
Item 8     Financial Statements and Supplementary Data                      19
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            19
Item 9A(T) Controls and Procedures                                          19
Item 9B    Other Information                                                21

PART III

Item 10    Directors, Executive Officers and Corporate Governance           21
Item 11    Executive Compensation                                           21
Item 12    Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                     21
Item 13    Certain Relationships and Related Transactions,
             and Director Independence                                      21
Item 14    Principal Accountant Fees and Services                           21

PART IV

Item 15    Exhibits and Financial Statement Schedules                       22
           Signatures                                                       26

PART I

Item 1.                             BUSINESS

THE REGISTRANT

Tri City Bankshares Corporation (the "Registrant"), a Wisconsin corporation, was organized in 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the "Bank"). The Bank is a wholly owned subsidiary of the Registrant.

At December 31, 2008, the Registrant had total assets of $792.9 million and total stockholders' equity of $108.9 million.

THE BANK

The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions ("DFI")) in 1963 and converted to a national bank charter in 1969. The Bank is supervised by the Office of the Comptroller of the Currency ("OCC") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business out of its main office located at 6400 South 27th Street, Oak Creek, Wisconsin. In addition, the Bank maintains 37 other offices in Wisconsin throughout Milwaukee, Ozaukee, Racine and Waukesha Counties.

The Bank provides a full range of consumer and commercial banking services to individuals and businesses. The basic services offered include demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial, installment, real estate and mortgage loans. The Bank offers automated teller machine ("ATM") and debit cards. In addition, the Bank maintains an investment portfolio consisting primarily of U.S. government sponsored agency and state and political subdivision securities.

As is the case with banking institutions generally, the Bank derives its revenues from interest on its loan and investment portfolios and fee income related to loans and deposits. The sale of alternative investment products provides additional fee income. The source of funds for the lending activities are deposits, repayment of loans, maturity of investment securities and short-term borrowing through correspondent banking relationships and the Federal Reserve Bank of Chicago. Principal expenses are the interest paid on deposits and borrowings, and operating and general administrative expenses.

LENDING ACTIVITIES

The Bank offers a range of lending services including secured and unsecured consumer, commercial, installment, real estate and mortgage loans to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2008 were $599.6 million, or approximately 75.6% of total assets. Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, the cost and availability of funds and government policy.

The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer, the officer loan committee and the Board of Directors. All loans to directors and executive officers are approved by the Board of Directors with the interested director abstaining. The loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. The Bank's lending strategy is focused on the development and maintenance of a high quality loan portfolio.

The Bank's  real  estate  loans are  collateralized  by  mortgages  and  consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units. The Bank's residential real estate loans generally are repayable in monthly installments based on up to a thirty-year amortization schedule.

Commercial loans include loans to individuals and small businesses, including loans for working capital, machinery and equipment purchases, premises and equipment acquisitions, purchase, improvement and investment in real estate and real estate development, and other business needs. Commercial lines of credit are typically for a one-year term. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates that vary based on the term and will become payable in full, and are generally refinanced, in two to four years. Commercial loans typically entail a thorough analysis of the borrower, its industry, current and projected economic conditions and other factors. The Bank typically requires commercial borrowers to provide annual financial statements and requires appraisals or evaluations in connection with the loans collateralized by real estate. The Bank typically requires personal guarantees from principals involved with closely-held corporate borrowers.

The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, payable on an installment basis. The loans are generally for terms of five years or less and are collateralized by liens on various personal assets of the borrower.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank's funds for lending and other investment activities. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. The Bank considers the majority of its regular savings, investor's choice, demand, NOW and money market deposit accounts (which comprised 78.9% of the Bank's total deposits at December 31, 2008) to be core deposits. Approximately 21.1% of the Bank's deposits at December 31, 2008 were certificates of deposit (CDs). CDs of $100,000 and over made up approximately 38.6% of the Bank's total CDs at December 31, 2008. The majority of the Bank's deposits are generated from Milwaukee, Ozaukee, Racine and Waukesha Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management" and
Note 10 of Notes to Consolidated Financial Statements, which are contained in the Registrant's 2008 Annual Report to Shareholders ("2008 Shareholder Report"), which discussion is incorporated by reference in Item 8 below.

INVESTMENTS

The Bank invests a portion of its assets in obligations of U.S. government-sponsored entities, (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), state, county and municipal obligations, collateralized mortgage obligations ("CMOs") and federal funds ("Fed Funds") sold. The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. For further information regarding the Registrant's investment portfolio, see Note 4 of Notes to Consolidated Financial Statements in the 2008 Shareholder Report, incorporated by reference in Item 8 below.

SUPERVISION AND REGULATION

     The Registrant and the Bank are subject to extensive supervision and regulation by federal and state agencies. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a significant impact on the Registrant's business. This discussion is qualified in its entirety by reference to such regulations and statutes.

     BANK HOLDING COMPANY

     The Registrant is a legal entity separate and distinct from its subsidiaries and affiliated companies. As a registered bank holding company, the Registrant is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

     The Federal Reserve Board also has extensive enforcement authority over bank holding companies. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Registrant is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.

     SUBSIDIARY BANK

     The Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC") and secondarily by the Federal Deposit Insurance Corporation ("FDIC").

     The Bank is subject to certain restrictions imposed by the Federal Reserve Act and Federal Reserve Board regulations regarding such matters as the maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities of the bank holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower.

     NON-BANKING SUBSIDIARIES

     The Registrant's non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.

     OTHER REGULATORY AGENCIES

     SECURITIES AND EXCHANGE COMMISSION ("SEC"). The Registrant is also under the jurisdiction of the SEC and certain states securities commissions for matters relating to the offering and sale of its securities. The Registrant is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the SEC.

     THE FDIC/DEPOSITORY INSURANCE. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and subject to deposit insurance assessments to maintain the Deposit Insurance Fund.

     The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a four-tier risk matrix based upon a bank's capital level and supervisory, or CAMELS, rating. Currently the Bank is in the best risk category and pays deposit assessments ranging from 12 to 14 cents per $100 of assessable deposits. On February 27, 2009, the FDIC adopted a final rule that changes the way its assessment system differentiates risk and changes assessment rates beginning April 1, 2009. For banks in the best risk category, the initial base rates will range from 12 to 16 cents per $100 of assessable deposits on an annual basis effective April 1, 2009. The FDIC also adopted an interim rule imposing an emergency special assessment of 20 cents per $100 of assessable deposits on all insured institutions on June 30, 2009, which will be collected on September 30, 2009. The interim rule also permits the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance. The interim rule is subject to a 30-day comment period. The FDIC may take further actions in the future that result in higher assessment rates that could have a material effect on earnings.

     The FDIC may terminate insurance coverage upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.

     BANK HOLDING COMPANY ACT

     In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.

     The BHCA and other federal and state statutes regulate acquisitions of commercial banks. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

     CAPITAL ADEQUACY AND PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. The federal regulatory agencies, including the Federal Reserve Board and the OCC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well-capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized."

     Both the Registrant and the Bank are required to maintain sufficient capital to meet both a risk-based asset ratio test and leverage ratio test. From time to time, the regulatory agencies may require the Registrant and the Bank to maintain capital above these minimum levels should certain conditions exist, such as deterioration of their financial condition or growth in assets, either actual or expected.

     The Registrant and the Bank were deemed well capitalized as of both December 31, 2008 and 2007. Additional information regarding the Registrant's and the Bank's capital requirements and ratios can be found in
     Note 18 of the Notes to the Consolidated Financial Statements.

     COMMUNITY REINVESTMENT ACT

     The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and assigned ratings. As of December 31, 2008, the most recent performance evaluation by the OCC resulted in an overall rating of satisfactory.

     RECENT REGULATORY DEVELOPMENTS

     In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of Treasury (the "U.S. Treasury") and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA") enacted by the U.S. Congress. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the "Troubled Asset Relief Program" or "TARP") and the direct purchase by the U.S. Treasury of equity of healthy financial institutions (the "Capital Purchase Program" or "CPP") The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

     Among other programs and actions taken by the U.S. regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. The TLGP comprises the Debt Guaranty Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The limits are presently scheduled to return to $100,000 on January 1, 2010. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.

          CAPITAL PURCHASE PROGRAM

          After  careful   consideration  by  the  Board  of  Directors  of  the
          Registrant, the Registrant elected not to participate in the CPP, although it believed that it was eligible to do so.

          TEMPORARY LIQUIDITY GUARANTEE PROGRAM

          Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. The Registrant elected not to "opt out" of the TAGP in order to provide unlimited FDIC coverage to the Bank's transaction account depositors. The Bank elected not to "opt out" of the DGP and, as a result, will continue participating in the DGP to the extent applicable.

     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in
     Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance provided under TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the CPP, remains outstanding. Since the Registrant elected not to participate in the CPP, Section 7001 of the ARRA does not apply to it.

     DIVIDEND RESTRICTIONS

     Current federal banking regulations impose restrictions on the Bank's ability to pay dividends to the Registrant. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the OCC and a prohibition on paying dividends that would cause the Bank's total capital to be less than the required minimum levels under the risk-based capital requirements imposed by the OCC. The Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices or reduce the Bank's total capital below adequate levels.

     The Registrant's ability to pay dividends to its shareholders may also be restricted. Under current Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to, and commit resources to support, the Bank. Under this policy, the Federal Reserve Board may require the Registrant to contribute additional capital to the Bank, which could restrict the amount of cash available for dividends.

     Even when the legal ability exists, the Registrant or the Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.

     CUSTOMER PRIVACY AND OTHER CONSUMER PROTECTIONS

     The Registrant is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. The Registrant is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Community Reinvestment Act and the Fair Credit Reporting Act.

     USA PATRIOT ACT

     The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") and related regulations, among other things, require financial institutions to establish programs specifying procedures for obtaining identifying information from customers and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that the Registrant believes comply with the requirements of the USA PATRIOT Act.

     MONETARY POLICY

     The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as interest rates charged on loans and paid on deposits.

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy, the money markets and the activities of monetary and fiscal authorities, the Registrant can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.


INDUSTRY RESTRUCTURING

For well over a decade, the banking industry has been undergoing a restructuring process that is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

COMPETITION

The Bank's service area includes portions of Milwaukee, Ozaukee, Racine and Waukesha Counties. In Milwaukee County, the Bank competes with all the major banks and bank holding companies located in metropolitan Milwaukee, most of whom are far larger in terms of assets and deposits. Ozaukee County, with a population of approximately 87,000 residents, has eleven banks with thirty-five offices and five savings banks with eleven offices. Racine County, with a population of approximately 196,300 residents, has thirteen banks with fifty-eight offices and five savings banks with fourteen offices. Waukesha County, with a population of approximately 382,700 residents, has twenty-six banks with one hundred forty-five offices and thirteen savings banks with fifty-three offices. In addition to banks and savings banks, significant competition comes from credit unions, security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.

EMPLOYEES

As of December 31, 2008, the Registrant employed 329 full-time employees and 115
part-time  employees.   The  employees  are  not  represented  by  a  collective
bargaining unit. The Registrant considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

Statistical information relating to the Registrant and its subsidiaries on a consolidated basis, as required by Guide 3 of the Securities and Exchange Commission Guides for Preparation and Filing of Reports and Registration Statements and Reports, is set forth in the Management's Discussion and Analysis of Financial Position and Results of Operations ("MD&A") section of the 2008 Shareholder Report, as follows:

(1) Average Balances and Interest Rates for each of the last three fiscal years;

(2) Interest Income and Expense Volume and Rate Change for each of the last two years;

(3)  Investment Securities Portfolio Maturity Distribution at December 31, 2008;

(4)  Investment Securities Portfolio for each of the last three years;

(5)  Loan Portfolio Composition for each of the last five years;

(6)  Summary of Loan Loss Experience for each of the last five years; and

(7) Average Daily Balance of Deposits and Average Rate Paid on Deposits for each of the last three years.

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

                (Dollars in Thousands)
                    December 31,

                                    2008      2007      2006      2005     2004
                                    ----      ----      ----      ----     ----
Nonaccrual loans                  $ 2,930   $ 2,024   $    --   $ 1,905   $  275
Loans past due 90 days or more      5,684     3,703     3,417     1,005    1,688
                                  -------   -------   -------   -------   ------
  Total nonperforming loans       $ 8,614   $ 5,727   $ 3,417   $ 2,910   $1,963
                                  =======   =======   =======   =======   ======
Ratio of nonaccrual loans to
   total loans                      0.49%     0.35%        -%     0.36%    0.06%
Ratio of nonperforming loans
   to total loans                   1.44%     0.98%     0.64%     0.56%    0.42%

Interest income of $60,501 was recognized during 2008 on loans that were accounted for on a nonaccrual basis. Additional interest income would have been recognized during 2008 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were no loans at December 31, 2008 or 2007, 2006, 2005 or 2004 whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and there are no current loans where, in the opinion of management, there are serious doubts as to the ability of the borrower to comply with present loan repayment terms. Loans defined as impaired by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," if any, are included in nonaccrual loans above.

RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

                                                   Year Ended December 31,
                                                   -----------------------
                                               2008         2007         2006
Percentage of net income to:
   Average stockholders' equity               10.21%        9.49%        9.23%
   Average total assets                        1.46%        1.36%        1.31%

Percentage of dividends declared per
   common share to net income per
   common share                               83.99%       88.54%       82.48%

Percentage of average stockholders'
   equity to daily average total assets       14.33%       14.36%       14.16%


                              SHORT-TERM BORROWINGS
                             (Dollars in Thousands)

Information relating to short-term borrowings follows:

                                    Federal Funds Purchased         Other Short-
                                   and Securities Sold Under           term
                                    Agreements to Repurchase         Borrowings

Balance at December 31:
2008                                  $            -                 $    3,911
2007                                  $       12,851                 $    2,171
2006                                  $            -                 $    3,470

Weighted average interest rate
   at year end:
2008                                               -%                      0.07%
2007                                            4.49%                      4.13%
2006                                               -%                      3.14%

Maximum amount outstanding at
   any month's end

2008                                  $       24,332                 $    3,911
2007                                  $       38,083                 $    5,229
2006                                  $       10,741                 $    3,470

Average amount outstanding
   during the year:

2008                                  $        4,949                 $    1,488
2007                                  $       12,489                 $    1,494
2006                                  $        3,022                 $    1,342

Average interest rate during
   the year:

2008                                            1.96%                      1.77%
2007                                            5.12%                      4.84%
2006                                            5.40%                      4.72%

Fed Funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Other short-term borrowings generally mature within 90 days.

AVAILABLE INFORMATION


The Registrant maintains a website at www.tcnb.com. The Registrant makes available through its website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8K, and amendments to the reports, as soon as reasonably practicable after the Registrant electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (the "SEC"). The Registrant's SEC reports can be accessed through the "About TCNB" link of its website. The Registrant's web address is included as an inactive textual reference only and the information thereon shall not be deemed to be incorporated by reference in this Report. Any reference to an SEC report available on the Registrant's website is qualified with reference to any later-dated SEC report, regardless of whether such later-dated SEC report is immediately available on the Registrant's website.

Item 1A.  RISK FACTORS
          ------------

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING INFORMATION AND RISK FACTORS.

The Registrant and its representatives may, from time to time, make written or verbal forward-looking statements. Those statements relate to developments, results, conditions or other events the Registrant expects or anticipates will occur in the future. The Registrant intends words such as "believes," "anticipates," "plans," "expects" and similar expressions to identify forward-looking statements. Without limiting the foregoing, those statements may relate to future economic or interest rate conditions, loan losses and allowances, loan and deposit growth, new branches and the competitive environment. Forward-looking statements are based on management's then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the following important risk factors that could cause actual results to differ materially from those predicted by the forward-looking statements.

An investment in the Registrant's common stock or other securities carries certain risks. Investors should carefully consider the risks described below and other risks, which may be disclosed from time to time in the Registrant's filings with the SEC before investing in the Registrant's securities.

THE REGISTRANT AND THE BANK ARE AFFECTED BY CONDITIONS IN THE FINANCIAL MARKETS AND ECONOMIC CONDITIONS GENERALLY.

The United States economy has been in a downward cycle since the end of 2007, which has been marked by reduced business activity across a wide range of industries and regions. Many businesses are experiencing serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment has increased significantly and continues to grow.

The financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the resulting impact on sub-prime mortgages but has since spread to all mortgage and real estate asset classes, as well as equity securities.

The economic downturn has also resulted in the failure of a number of prominent financial institutions, resulting in further losses as a consequence of defaults on securities issued by them and defaults under contracts with such entities as counterparties. In addition, declining asset values, defaults on mortgages and consumer loans, the lack of market and investor confidence and other factors have all combined to cause rating agencies to lower credit ratings and to otherwise increase the cost and decrease the availability of liquidity. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining collateral values. In 2008, the U.S. government, the Federal Reserve, and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations. In spite of this, asset values have continued to decline, and access to liquidity continues to be very limited.

UNCERTAINTY IN THE FINANCIAL MARKETS COULD RESULT IN LOWER FAIR VALUES FOR INVESTMENT SECURITIES HELD BY REGISTRANT AND THE BANK.

The upheaval in the financial markets over the past year has adversely impacted investor demand for all classes of securities and has resulted in volatility in the fair values of our investment securities. Significant prolonged reduction in investor demand could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on results of operations.

WE MAY BE ADVERSELY AFFECTED BY THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty. In addition, our credit risk may be heightened when the collateral we hold cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

Changes in interest rates will also affect the level of voluntary prepayments on the Bank's loans and the receipt of payments on the Bank's mortgage-backed securities, resulting in the receipt of proceeds that the Bank may have to reinvest at a lower rate than the loan or mortgage-backed security being prepaid. Finally, changes in interest rates can result in the flow of funds away from the banking institutions into investments in U.S. government and corporate securities, and other investment vehicles that, because of the absence of federal insurance premiums and reserve requirements, among other reasons, generally can pay higher rates of return than banking institutions.

WE ARE VULNERABLE BECAUSE OF THE CONCENTRATION OF OUR BUSINESS IN A LIMITED GEOGRAPHIC AREA, AND BECAUSE OF OUR FOCUS ON PROVIDING CERTAIN TYPES OF LOAN PRODUCTS TO SMALL TO MEDIUM BUSINESS CUSTOMERS

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

The Bank offers fixed and adjustable interest rates on loans, with terms of up to 30 years. Although the majority of the residential mortgage loans that the Bank originates are fixed-rate mortgages, adjustable-rate mortgage ("ARM") loans increase the responsiveness of the Bank's loan portfolio to changes in market interest rates. However, because ARM loans are more responsive to changes in market interest rates than fixed-rate loans, ARM loans also increase the possibility of delinquencies in periods of high interest rates.

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

The Bank also makes construction loans for residences and commercial buildings, as well as on unimproved property. While these loans enable the Bank to increase the interest rate sensitivity of its loan portfolios and receive higher yields than those obtainable on permanent residential mortgage loans, the higher yields correspond to higher risk construction lending. These include risks associated generally with loans on the type of property collateralizing the loan. Moreover, commercial construction lending often involves disbursing substantial funds with repayment dependent largely on the success of the ultimate project instead of the borrower's or guarantor's ability to repay. Again, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans collateralized by one-to-four family residential properties.


THE REGISTRANT AND THE BANK OPERATE IN A HIGHLY REGULATED ENVIRONMENT, WHICH COULD INCREASE OUR COST STRUCTURE OR HAVE ANOTHER NEGATIVE IMPACT ON OUR OPERATIONS.

The Registrant and the Bank are subject to extensive state and federal government supervision, regulation and control. Existing state and federal banking laws subject the Registrant and the Bank to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of the Bank's business. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or the operations of the Bank, to the advantage of the Bank's non-bank competitors. In addition, economic and monetary policy of the Federal Reserve may increase the Bank's cost of doing business and affect its ability to attract deposits and make loans. The techniques used by the Federal Reserve include setting the reserve requirements of banks and establishing the discount rate on bank borrowings. The policies of the Federal Reserve have a direct effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon.

RECENT LEGISLATIVE AND REGULATORY ACTIONS TAKEN TO STABILIZE THE UNITED STATES BANKING SYSTEM AND ADDITIONAL ACTIONS BEING CONSIDERED MAY NOT SUCCEED OR MAY DISADVANTAGE US.

In response to the recent financial market crisis, the United States government, specifically the Department of Treasury, Federal Reserve and FDIC, working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stability Act ("EESA"). The EESA followed, and has been followed by, numerous actions by the Federal Reserve, United States Congress, Department of Treasury, FDIC, SEC and others to address the current liquidity and credit crisis. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks, the lowering of the Fed Funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the financial sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. However, there can be no assurance as to the actual impact the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced by some institutions, and they may not have the desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, and results of operations could be materially adversely affected.

The Treasury is currently developing additional programs to further alleviate the ongoing financial crisis. There can be no assurance that we will be able to participate in future programs. If we are unable to participate, it may have a material adverse effect on our competitive position, financial condition and results of operations.

WE ARE SUBJECT TO INCREASES in FDIC insurance premiums and a one-time special ASSESSMENT BY THE FDIC.

Effective January 1, 2007, the FDIC adopted a risk-based system for assessment of deposit insurance premiums under which all institutions are required to pay at least minimum annual premiums. In addition, in an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the United States, the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, in February 2009, the FDIC issued an interim rule to impose a special one-time 20 bps assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009. The system categorizes institutions into one of four risk categories depending on capitalization and supervisory rating criteria. Due to these changes to the FDIC rate structure, our FDIC insurance expense could increase significantly for 2009 and have a material adverse effect on our results of operation.

IF WE HAVE SIGNIFICANT LOAN LOSSES, WE WOULD NEED TO FURTHER INCREASE OUR ALLOWANCE FOR LOAN LOSSES AND OUR EARNINGS WOULD DECREASE.

The Bank's loan customers may not repay their loans according to their terms, and the collateral securing the repayment of these loans may be insufficient to assure repayment. The risk of nonpayment of loans is inherent in commercial banking, and such nonpayment, if it occurs, may have a material adverse effect on the Bank's results of operations and overall financial condition. The Bank's management attempts to minimize its credit exposure by carefully monitoring the concentration of its loans within specific industries and through prudent loan underwriting and approval procedures, including a determination of the creditworthiness of borrowers and the value of the assets serving as collateral for repayment of certain loans. However, there can be no assurance that such monitoring and procedures will reduce such lending risks.

IF WE HAVE UNDERESTIMATED OUR ALLOWANCE FOR LOAN LOSSES, WE MAY HAVE TO TAKE ADDITIONAL CHARGES TO OUR INCOME TO RESTORE THE BALANCE IN ALLOWANCE.

The Bank makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors. The Bank's allowance for loan losses is established by management and is maintained at a level considered adequate by management to absorb loan losses that are probable and inherent in the Bank's portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Bank's control, and such losses may exceed current estimates. Although the Bank's management believes that the allowance for loan losses as of the end of each fiscal quarter is adequate to absorb probable and estimatible losses in its portfolio of loans, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

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

Non-performing loans at December 31, 2008 were $8.6 million, compared to $5.7 million at December 31, 2007. Management believes that the recent increase in non-performing loans is a result of normal business fluctuations and the recent downturn in the real estate loan market and the US and local economies in general. No assurance can be given that non-performing loans will not increase in the future.

WE ARE SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH COLLATERAL SECURING OUR REAL ESTATE LENDING.

Because a significant portion of our loan portfolio is secured by real property, from time to time we may find it necessary to foreclose on and take title to properties securing such loans. In doing so, there is a risk that hazardous or toxic substances could be found on those properties. If such substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. We may also be required to incur substantial expenses that could materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future environmental laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we are careful to perform environmental reviews on properties prior to loan closing, our reviews may not detect all environmental hazards.

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

THE BANK MAY NOT BE ABLE TO EFFECTIVELY IMPLEMENT NEW TECHNOLOGY, THAT COULD PUT IT AT A COMPETITIVE DISADVANTAGE AND NEGATIVELY IMPACT ITS RESULTS.

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

THE REGISTRANT'S SHAREHOLDERS MAY NOT BE ABLE TO LIQUIDATE THEIR HOLDINGS OF THE REGISTRANT'S COMMON STOCK WHEN DESIRED.

Shares of the Registrant's stock are thinly traded. While the stock is quoted on the Over-the-Counter Bulletin Board, shareholders may be unable to resell their stock quickly or on favorable terms.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Tri City National Bank has thirty-seven locations in the Metropolitan Milwaukee area, including Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant, South Milwaukee and Mount Pleasant. The Bank owns fourteen of its locations and leases twenty-three locations, including twenty-one full service banking centers located in grocery stores.

Registrant   believes  that  its  bank  locations  are  in  buildings  that  are attractive, efficient and adequate for their operations, with sufficient space for parking and drive-in facilities.


Item 3.    LEGAL PROCEEDINGS

The Registrant is not party to any material legal proceedings other than routine litigation arising in the ordinary course of conducting the Registrant's and the Bank's business.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 to a vote of security holders.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR AND DIVIDENDS ON COMMON STOCK

Information pertaining to the Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters specified in Item 201 of Regulation S-K and required under Item 5(a) of Form 10-K is incorporated herein by reference to Registrant's 2008 Annual Report to Stockholders under the caption entitled "Market for Corporation's Common Stock and Related Stockholder Matters" (Page 30).

RECENT SALES OF UNREGISTERED SECURITIES

During the three-year period ended December 31, 2008, the Registrant sold a total of approximately 284,895 unregistered shares of its common stock under its Dividend Reinvestment Plan ("DRIP") at a per-share price of $19.35 per share and aggregate consideration of approximately $5,513,000. All of these shares were sold to persons who were shareholders of the Registrant as of the respective dividend record dates who had elected to and participated in the DRIP from time to time. At the time the DRIP was terminated in January 2008 there were approximately 390 shareholders of the Registrant who were participants in the DRIP. The shares were issued in lieu of cash dividends that would otherwise have been paid to the participants.

All the  shares  issued  under the  DRIP,  in  excess  of the  original  250,000 registered shares, were offered and sold without registration under the Securities Act of 1933 ("Securities Act") and no exemption from the registration requirements of the Securities Act may have been available to the Registrant in respect thereof. If these offerings were held to be in violation of the Securities Act of 1933, the Registrant could be required to repurchase the shares sold to purchasers in these offerings at the original purchase price, plus statutory interest from the date of purchase, less dividends received by purchasers on the shares, for a period of one year following the date of the violation. The Registrant believes that any liability that could arise out of its sale of securities without registration would not be material, although there can be no assurance to such effect.

Although these shares were issued and sold without registration under the Securities Act of 1933, they were nevertheless validly issued under the
Wisconsin Business Corporation Law and the Registrant's Articles of Incorporation and are issued and outstanding for all purposes with all rights (such as voting, dividend and liquidation rights) as all other issued and outstanding shares of the Registrant's common stock.

Detailed historical information about the Registrant's sale of registered and unregistered shares pursuant to the DRIP from October 2002 through termination of the DRIP in January 2008 is included in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Registrant's Annual Report on Form 10-K for the year ended December 31, 2007. Such information is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant did not repurchase any shares of its common stock during the fourth quarter of 2008.

Item 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to Registrant's 2008 Annual Report to Stockholders under the caption entitled "Selected Financial Data" (Page 30)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 is incorporated herein by reference to Registrant's 2008 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 31).



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference to Registrant's 2008 Annual Report to Stockholders under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk" (Pages 24 to 27).

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to Registrant's 2008 Annual Report to Stockholders (Pages 32 to 61).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None


Item 9A(T).  CONTROLS AND PROCEDURES

The Registrant maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At year end, the Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Registrant, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant's management, with the participation of its CEO and the CFO, conducted an evaluation of the effectiveness of the Registrant's internal controls over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Controls - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Registrant's internal control over financial reporting is effective as of December 31, 2008.

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

Item 9B.  OTHER INFORMATION

None.

PART III


Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 10, 2009 ("The 2009 Proxy Statement") under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".


The Registrant has a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. Copies of our Code of Ethics are available upon request, free of charge, by contacting the Registrant at 6400 South 27th Street, Oak Creek, Wisconsin, 53154.


Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the 2009 Proxy Statement under the caption entitled "Executive Compensation".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the 2009 Proxy Statement under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".


Item 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the 2009 Proxy Statement under the caption entitled "Loans and Other Transactions with Management".

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the 2009 Proxy Statement under the caption entitled "Principal Accountant Fees and Services".

PART IV



Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) and (2) Financial statements and financial statement schedules
           ------------------------------------------------------------------

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

          Exhibit 10.1* - Summary  of  compensation  arrangements  with  certain persons

          Exhibit 10.2* - Summary of director compensation

          Exhibit  10.3*  -  Description  of  consulting   arrangements  between
                             Registrant and Mr. William J. Werry.

          Exhibit 10.4* - Summary of executive bonus arrangements

          Exhibit 13 - Annual Report to Stockholders for the year ended December
                       31, 2008.

                       With the exception of the information incorporated by reference into Items 5, 6, 7, 7A,and 8 of this Form 10-K, the 2008 Annual Report to Stockholders is not deemed filed as part of this report.

          Exhibit 21 - Subsidiaries of Registrant.

          Exhibit 23 - Consent of Virchow, Krause & Company, LLP

          Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule
                       13a -14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule
                       13a -14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended

          Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

          Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

                          Year Ended December 31, 2008

                         TRI CITY BANKSHARES CORPORATION

                              OAK CREEK, WISCONSIN

FORM 10-K-ITEM 15(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent registered public accounting firm of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2008, are incorporated by reference in Item 8:

   Consolidated Balance Sheets-December 31, 2008 and 2007

   Consolidated Statements of Income-Years ended December 31, 2008,2007 and 2006

   Consolidated Statements of Stockholders' Equity-Years ended December 31, 2008, 2007 and 2006.

   Consolidated Statements of Cash Flows-Years ended December 31, 2008, 2007 and 2006.

   Notes to Consolidated Financial Statements-Years ended December 31, 2008, 2007 and 2006.

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

TRI CITY BANKSHARES CORPORATION

BY:   /s/ Ronald K. Puetz.
      --------------------------------------------
      Ronald K. Puetz, President, Chairman and CEO

      Date: 03/26/09
            --------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                      Capacity                                    Date



 /s/ Ronald K. Puetz       President, Chairman, Chief                  03/26/09
 --------------------      Executive Officer and Director              --------
 Ronald K. Puetz           (Principal Executive Officer)



 /s/ Scott A. Wilson       Executive Vice President,                   03/26/09
 --------------------      Chief Financial Officer,                    --------
 Scott A. Wilson           Treasurer and Director



/s/ Robert W. Orth         Executive Vice President and                03/26/09
---------------------      Director                                    --------
 Robert W. Orth



 /s/ Scott D. Gerardin     Senior Vice President,                      03/26/09
 ---------------------     General Counsel and Director                --------
 Scott D. Gerardin



/s/ Thomas W. Vierthlaer   Vice President and Comptroller              03/26/09
------------------------   (Principal Accounting Officer)              --------
 Thomas W. Vierthaler



  /s/ Frank J. Bauer       Director                                    03/26/09
------------------------                                               --------
 Frank J. Bauer



 /s/ William N. Beres      Director                                    03/26/09
 --------------------                                                  --------
 William N. Beres



/s/ Sanford Fedderly       Director                                    03/26/09
--------------------                                                   --------
 Sanford Fedderly

/s/ William Gravitter      Director                                    03/26/09
---------------------                                                  --------
 William Gravitter



/s/ Christ Krantz          Director                                    03/26/09
---------------------                                                  --------
 Christ Krantz



 /s/ Brian T. McGarry      Director                                    03/26/09
 --------------------                                                  --------
 Brian T. McGarry



 /s/ Agatha T. Ulrich      Director                                    03/26/09
 --------------------                                                  --------
 Agatha T. Ulrich



 /s/ David A. Ulrich, Jr.  Director                                    03/26/09
 ------------------------                                              --------
 David A. Ulrich, Jr.



/s/ William J. Werry       Director                                    03/26/09
---------------------                                                  --------
 William J. Werry