Form 10-Q
period 2009-03-31
TRI CITY BANKSHARES CORP
filed 2009-05-06
CIK 313337

2
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
     [X]  QUARTERLY   REPORT   PURSUANT   TO   SECTION   13 OR  15  (d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                                     53154
                                    --------
                                    Zip Code

                                  (414)761-1610
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES  X          NO
    -----          -----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES             NO
   -----          -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer
                       -----                  -----
Non-accelerated filer (Do not check if a smaller reporting company)
                                                                   -----
Smaller reporting company  X
                         -----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO  X
   -----    -----

The number of shares outstanding of the registrant's $1.00 par value common stock as of May 6, 2009 8,904,915 shares.

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

             Consolidated Balance Sheets as of
             March 31, 2009 (Unaudited) and December 31, 2008               3

            (Unaudited) Consolidated Statements of Income
            for the Three Months ended March 31, 2009 and 2008              4

            (Unaudited) Consolidated Statements of Cash Flows
            For the Three Months ended March 31, 2009 and 2008              6

            Notes to Unaudited Consolidated Financial Statements            7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

Item 3   Quantitative and Qualitative Disclosures About Market Risk        18

Item 4T  Controls and Procedures                                           18

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 19

Item 1A  Risk Factors                                                      19

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3   Defaults Upon Senior Securities                                   19

Item 4   Submission of Matters to a Vote of Security Holders               19

Item 5   Other Information                                                 19

Item 6   Exhibits                                                          19

         Signatures                                                        20

         Exhibit Index                                                     21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                     ASSETS
                                                    March 31,
                                                      2009          December 31,
                                                  (Unaudited)           2008
                                                 -------------     -------------
Cash and due from banks                          $  21,318,152     $  41,504,793
Federal funds sold                                           -        11,457,040
                                                 -------------     -------------
  Cash and cash equivalents                         21,318,152        52,961,833
Held to maturity securities, fair value
  of $106,681,402 and $108,274,692 as of
  2009 and 2008 respectively                       104,883,618       106,650,798
Loans, less allowance for loan losses of
  $5,983,667 and $5,945,162 as of 2009
  and 2008, respectively                           596,552,264       593,700,921
Premises and equipment - net                        20,908,121        21,104,762
Cash surrender value of life insurance              11,174,583        11,047,591
Mortgage servicing rights - net                        650,117           590,224
Accrued interest receivable and other assets         5,575,359         6,876,815
                                                 -------------     -------------
          TOTAL ASSETS                           $ 761,062,214     $ 792,932,944
                                                 =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES

LIABILITIES
  Deposits
    Demand                                       $ 126,804,494     $ 125,556,485
    Savings and NOW                                377,071,936       408,931,613
    Other time                                     142,603,530       143,190,064
                                                 -------------     -------------
      Total Deposits                               646,479,960       677,678,162
  Federal funds purchased                            2,019,264                 -
  Other borrowings                                   1,420,264         3,911,054
  Accrued interest payable and other
    liabilities                                      2,118,730         2,407,462
                                                 -------------     -------------
      Total Liabilities                            652,038,218       683,996,678
                                                 -------------     -------------
STOCKHOLDERS' EQUITY
  Cumulative preferred stock, $1 par
    value, 200,000 shares authorized,
    no shares issued                                         -                 -
  Common stock, $1 par value, 15,000,000
    shares authorized, 8,904,915 shares
    issued and outstanding as of 2009
    and 2008                                         8,904,915         8,904,915
  Additional paid-in capital                        26,543,470        26,543,470
  Retained earnings                                 73,575,611        73,487,881
                                                 -------------     -------------
      Total Stockholders' Equity                   109,023,996       108,936,266
                                                 -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 761,062,214     $ 792,932,944
                                                 =============     =============

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 For Three Months Ended March 31, 2009 and 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             2009           2008
                                                             ----           ----
INTEREST INCOME
  Loans                                                  $ 8,975,735   $ 10,234,669
  Investment securities
    Taxable                                                  713,137        754,441
    Exempt from federal income taxes                         354,578        343,287
  Federal funds sold                                             363         25,698
                                                         -----------   ------------
      Total Interest Income                               10,043,813     11,358,095
                                                         -----------   ------------
INTEREST EXPENSE
  Deposits                                                 1,774,832      2,927,635
  Federal funds purchased                                     29,456         65,904
  Other borrowings                                                 -          7,711
                                                         -----------   ------------
      Total Interest Expense                               1,804,288      3,001,250
                                                         -----------   ------------
Net interest income before provision for loan losses       8,239,525      8,356,845
  Provision for loan losses                                  188,000        185,000
                                                         -----------   ------------
Net interest income after provision for loan losses        8,051,525      8,171,845
                                                         -----------   ------------
NONINTEREST INCOME
  Service charges on deposits                              2,312,735      2,200,034
  Net gain on sale of loans                                  653,937        119,341
  Increase in cash surrender value of life insurance         126,992        125,242
  Life insurance death benefit                                     -        606,584
  Other                                                      226,731        462,763
                                                         -----------   ------------
      Total Noninterest Income                             3,320,395      3,513,964
                                                         -----------   ------------
NONINTEREST EXPENSE
   Salaries and employee benefits                          4,167,820      4,269,088
   Net occupancy costs                                       869,175        806,072
   Furniture and equipment expenses                          379,945        378,802
   Computer services                                         678,291        625,294
   Advertising and promotional                               224,543        244,038
   Regulatory agency assessments                              98,001         61,540
   Office supplies                                           160,412        158,458
   Other                                                     968,068        897,317
                                                         -----------   ------------
      Total Noninterest Expense                            7,546,255      7,440,609
                                                         -----------   ------------
Income before income taxes                                 3,825,665      4,245,200
  Less:  Applicable income taxes                           1,333,500      1,220,000
                                                         -----------   ------------
      NET INCOME                                         $ 2,492,165   $  3,025,200
                                                         ===========   ============
        Basic and fully diluted earnings per share       $      0.28   $       0.34
        Dividends per share                              $      0.27   $       0.26
        Weighted average shares outstanding                8,904,915      8,898,485



            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Three Months Ended March 31, 2009 and 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             2009           2008
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  2,492,165   $  3,025,200
  Adjustments to reconcile net income to net cash
    flows provided by operating activities:
      Depreciation                                           516,415        527,580
      Amortization of servicing rights, premiums
        and discounts -net                                   251,590        102,104
      Gain on sale of loans                                 (653,937)      (119,341)
      Provision for loan losses                              188,000        185,000
      Proceeds from sales of loans held for sale          37,342,470      9,429,293
      Originations of loans held for sale                (36,949,466)    (9,380,304)
      Increase in cash surrender value of life
        insurance                                           (126,992)      (125,243)
      Loss on sale of other real estate owned                 30,712              -
      Gain on death benefits of insurance policy                   -       (606,584)
      Net change in:
        Accrued interest receivable and other
          assets                                           1,191,903        496,485
        Accrued interest payable and other
          liabilities                                       (288,732)      (103,350)
                                                        ------------   ------------
      Net Cash Flows Provided (Used in) by
       Operating Activities                                3,994,128      3,430,840
                                                        ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES Activity
  in held to maturity securities:
        Maturities, prepayments and calls                 14,503,600     47,016,958
        Purchases                                        (12,786,970)   (39,488,305)
    Net (increase) decrease in loans                      (3,039,343)     3,454,350
    Purchases of premises and equipment - net               (319,774)      (905,079)
    Proceeds from sale of other real estate owned             78,841              -
    Proceeds of life insurance death benefit                       -      1,646,154
                                                        ------------   ------------
        Net Cash Flows Used in Investing Activities       (1,563,646)    11,724,078
                                                        ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                               (31,198,202)   (10,529,086)
  Net change in federal funds purchased and
    securities sold under repurchase agreements            2,019,264    (12,851,264)
  Net change in other borrowings                          (2,490,790)      (811,065)
  Dividends paid                                          (2,404,435)    (2,313,434)
  Common stock issued                                              -        403,835
                                                        ------------   ------------
    Net Cash Flows Used in Financing Activities          (34,074,163)   (26,101,014)
                                                        ------------   ------------
      Net Change in Cash and Cash Equivalents            (31,643,681)   (10,946,096)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           52,961,833     60,079,747
                                                        ------------   ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 21,318,152   $ 49,133,651
                                                        ============   ============
  Non Cash Transactions:
    Loans Receivable transferred to Other Real
      Estate Owned                                      $          -   $    475,000
    Mortgage Servicing Rights Resulting from
      Sale of Loans                                     $    260,933   $     70,352
  Supplemental Cash Flow Disclosures:
    Cash paid for interest                              $  1,857,680   $  2,999,678
    Cash paid for income taxes                          $    302,525   $    522,125


            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Tri City Bankshares Corporation ("Tri City" or the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K"). The December 31, 2008 financial information included herein is derived from the December 31, 2008 Consolidated Balance Sheet of Tri City which is included in the 2008 Form 10-K.

The Company's business is conducted primarily through its wholly owned banking subsidiary, Tri City National Bank ("Bank").

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of March 31, 2009 and the results of its operations and cash flows for the three month period ended March 31, 2009 and 2008. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first three months of 2009 are not necessarily indicative of the results that may be expected for the entire 2009 fiscal year.

(B) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statement" ("ARB 51"), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Corporation adopted SFAS 160 on January 1, 2009. The adoption of this statement had no impact on the Corporation's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial positions, financial performance and cash flows. Because this pronouncement affects only disclosures, it will not have an impact on the Corporation's consolidated financial statements. The adoption of SFAS 161 is effective for the fiscal year beginning after October 1, 2009, with early adoption permitted.

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("SFAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States of America. This statement became effective during November 2008. The adoption of SFAS 162 did not have any effect on the Corporation's results of operations, financial position or cash flows.

In April 2009, the FASB issued Financial Staff Position ("FSP") 115-2, FSP 124-2 and Emerging Issues Task Force ("EITF") 99-20-b, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS. FSP 115-2, FSP 124-2 and EITF 99-20-b amend the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The FSPs modify the current indicator that, to avoid considering an impairment to be other-than temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. The new FSPs would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. The FSPs change the total amount recognized in earnings when there are credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors. The FSPs and EITF are effective beginning with the interim period ending June 30, 2009, however, early adoption is permitted. The Corporation did not adopt the FSPs and EITF early and is currently evaluating the impact of the adoption of FSP 115-2, FSP 124-2 and EITF 99-20-b and on the Corporation's consolidated financial statements.

In April 2009, FASB issued FSP FAS 157-4, DETERMINING WHETHER A MARKET IS NOT ACTIVE AND A TRANSACTION IS NOT DISTRESSED. FSP FAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FAS 157 Fair Value Measurements. This FSP is effective beginning with the interim period ending June 30, 2009, however, early adoption is permitted. The Corporation did not early adopt and is currently evaluating the impact of the adoption of FSP 157-4 on the Corporation's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 - INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The FSP and APB require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Corporation's interim period ending June 30, 2009. As FSP FAS 107-1 and APB 28-1 amend only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 are not expected to affect the Corporation's consolidated financial statements.

(C) FAIR VALUE ACCOUNTING

On January 1, 2008, the Corporation adopted SFAS No. 157 Fair Value Measurements ("SFAS 157"), which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS 157, fair value is the price that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Corporation utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Corporation is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 - Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Corporation can participate. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as listed equities and U.S. government treasury securities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, the Corporation performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

 ASSETS

LOANS HELD FOR INVESTMENT. The Bank does not record loans held for investment at fair value on a recurring basis. However, from time to time, a particular loan may be considered impaired and an allowance for loan loss established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation. At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

REPOSSESSED ASSETS. Loans on which the underlying collateral has been repossessed are accounted for at the lower of carrying amount or fair value less costs to sell upon transfer to repossessed assets. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the repossessed asset as a nonrecurring Level 2 valuation.

MORTGAGE  SERVICING RIGHTS.  The Bank does not record Mortgage  Servicing Rights
(MSRs) at fair value on a recurring basis. However, from time to time, MSRs may be considered impaired and a valuation allowance established. The fair value of MSR's is estimated using the Office of Thrift Supervision selected asset price tables for servicing cost and servicing fees applied to the Bank's portfolio of serviced loans. If the MSR's fair value is less than the MSRs amortized value, then MSRs are considered impaired. At March 31, 2009, MSRs were evaluated based on their fair value and no valuation allowance was deemed necessary. In accordance with SFAS 157, impaired MSRs where a valuation allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on pricing inputs indirectly observed, the Bank records the impaired MSR as a nonrecurring Level 2 valuation.

As of March 31, 2009, the Bank does not carry any assets that are measured at fair value on a recurring basis or use significant unobservable inputs.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Bank has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

                               Balance at
                                03/31/09          Level 1          Level 2          Level 3
                                --------          -------          -------          -------
Loans held for investment     $ 10,610,457     $          -     $ 10,610,457     $           -
                              ------------     ------------     ------------      ------------
  Totals                      $ 10,610,457     $          -     $ 10,610,457     $           -
                              ============     ============     ============     =============


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

     Forward-looking statements are subject to significant risks and uncertainties and the Corporation's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, which item is incorporated herein by reference, and any other risks identified in this Report.

     All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require the use of management's judgment. Management considers the most significant accounting policy to be the determination of the amount of the allowance for loan losses. The Bank evaluates its loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are five components: (1) historic losses and allowance coverage based on peak and average loss volume; (2) portfolio trends in volume and composition with attention to possible concentrations; (3) delinquency trends and loan performance compared to our peer group; (4) local and national economic conditions; and (5) quality review analysis of = non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision. Since the allowance for loan losses is an estimate, there is a risk that actual results will differ from expectations and that additional losses and a corresponding reduction in earnings could result.

FINANCIAL CONDITION

     The Corporation's total assets decreased $31.9 million (-4.0%) during the first quarter of 2009. Cash and cash equivalents decreased $31.6 million (-59.7%) during that period, associated with activity normally seen during the first quarter. The Corporation's banking subsidiary, Tri City National Bank (the "Bank"), typically experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which typically run off during the first quarter as excess deposits are transferred into alternative investment vehicles.

     Investment securities decreased $1.8 million (-1.7%) during the first quarter of 2009. Approximately $14.5 million of the Bank's investment portfolio was redeemed through normal maturities or scheduled calls and $12.7 million of new securities were purchased. Management continues to follow its practice of holding the securities in its investment portfolio to maturity.

     Loans increased $2.9 million (0.5%) during the first quarter of 2009. New commercial loan volume reflected the sluggish nature of the economy during the first quarter of 2009. New loan originations were slightly ahead of the amortization of portfolio loans resulting in a modest increase in total loans to $602.5 million at March 31, 2009 compared to $599.6 million at December 31, 2008. Management allowed a portion of the commercial portfolio to refinance elsewhere if management determined that the credit had the potential to deteriorate significantly in a prolonged recession. Conversely, management continues to emphasize selective marketing and requires extra scrutiny of equity, cash flow and borrower character for loan opportunities created as borrowers refinance their credits out of competitor banks.

     The allowance for loan losses ("ALL") increased $39,000 (0.6%) during the first three months of 2009. A $188,000 provision for loan loss was recorded in the first quarter of 2009 and $148,000 in loans were charged-off during the quarter. The Bank's charge offs and the corresponding provision for loan losses reflect the adverse effects of the downturn in the economy, however management believes the Bank's portfolio remains strong. The Bank had 29 borrowers in foreclosure at March 31, 2009, and although the actions involve different relationships, the count is the same as it was on March 31, 2008 and is lower than the 32 borrowers in foreclosure at December 31, 2008. As of March 31, 2009 the Bank had a base of over 4,000 collateralized real estate loans in its portfolio. Also notable is the fact that the Bank had no Other Real Estate Owned ("OREO," which is real estate acquired through foreclosure that has not yet been liquidated) as of March 31, 2009 compared to $475,000 in OREO at March 31, 2008 and $110,000 at December 31, 2008. The provision for loan loss represents the amount periodically added to the Bank's ALL and charged to earnings in the relevant period. The Bank's loan portfolio has been negatively impacted by the economic downturn but Management believes the loan portfolio has maintained its strength given the small number of foreclosures relative to the portfolio size and the fact that the Bank has no OREO to be liquidated.

     The ALL represents management's estimate of the amount necessary to provide for probable and inherent credit losses in the loan portfolio. To assess the adequacy of the ALL management uses significant judgment focusing on changes in the size and the character of the loan portfolio, changes in levels of nonperforming loans, risks identified within specific credits, existing economic conditions, underlying collateral, historic losses within the loan portfolio, as well as other factors that could affect probable credit losses. Management continues to monitor the quality of new loans that the Bank originates each year as well as to review the Bank's existing loan performance.

     Deposits at the Bank decreased $31.2 million (-4.6%) during the first quarter of 2009. As noted above, there is typically a short-term increase in commercial and municipal deposits in December of each year. These deposits tend to be transferred to corporate funds management programs or in the case of municipal deposits to the State of Wisconsin investment fund after the first of the year.

     The Corporation's total borrowings decreased $0.5 million (-12.1%) during the first three months of 2009. The Bank adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are available through the Bank's federal funds facility through its primary correspondent bank.

     The Corporation's equity increased $0.1 million (0.1%) during the first quarter of 2009. The Corporation posted net income of $2.5 million and paid $2.4 million in dividends during the first quarter of 2009.

LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourages depositors to invest their funds in the Bank's products. Management believes that these efforts will help the Bank to not only retain these deposits, but also encourage continued growth. The Bank has the ability to borrow up to $45.0 million in federal funds purchased, and an additional $32.3 million available for short-term liquidity through the Federal Reserve Bank Discount window.



CAPITAL EXPENDITURES

     The Bank has two capital projects currently in place for 2009, the relocation of its Grafton in-store banking facility (necessitated by a move of the retailer to a new building) and a new in-store facility on Mayfair Road between Bluemound Road and North Avenue scheduled to open late in 2009. The projected capital expenditures will be less than $0.3 million. The Corporation has sufficient liquidity to internally fund the expenditures.

RESULTS OF OPERATIONS

The Corporation's net income for the first quarter of 2009 was $2.5 million, a decrease of $0.5 million (-17.6%) compared to the first quarter of 2008.

The decrease was the result of the net effect of the following:

     o an increase of $0.4 million (277%) in fees and income associated with mortgage originations as a result of reduced rates stimulating activity in mortgage refinancing,
     o    a decrease of $0.1 million (-1.4%) in net interest income,
     o    an increased provision for income taxes of $0.1million,
     o two items of non-recurring income that were received in 2008 (but not in 2009): $0.6 million in 2008 from the receipt of non-taxable Bank Owned Life Insurance (BOLI) death benefit proceeds, and $0.1 million in 2008 from a gain on the redemption of VISA stock upon that company's initial public offering

     Total interest income on loans decreased $1.3 million (-12.3%) in the first three months of 2009 compared to the first three months of 2008. The effect of declining rates throughout 2008 more than offset interest income increases due to loan growth from year to year. Interest income increased by $0.3 million for the first quarter of 2009 compared to the first quarter of 2008 due to increased volume as the loan portfolio grew $2.9 million from March 31, 2008 to March 31, 2009. Loan yields declined 96 basis points to 6.00% for the 2009 first quarter compared to 6.96% for the first quarter of 2008, which resulted in a $1.6 million decrease in interest income for the 2009 first quarter compared to the first quarter of 2008.

     Investment security interest income decreased $30,000 (-2.7%) during the first quarter of 2009 compared to the first quarter of 2008. This change is the net result of a decrease in the amount of investments, with a $1.8 million decrease (-1.7%) in U. S. government sponsored agency and municipal securities offset by an increase of 5 basis points in the average tax equivalent year-to-date yield derived from all investments to 4.80% during the first quarter of 2009 compared to 4.75% in the first quarter of 2008.

     Interest expense decreased $1.2 million (-39.9%) during the first quarter of 2009 compared to the first quarter of 2008, entirely as a result of reduced rates. Seven reductions to the target rate established by the Federal Open
Market Committee reduced interest paid in 2008 on the Bank's variable rate deposit products. Annualized yields on interest-bearing deposits declined 95 basis points to 1.38% for the first quarter of 2009 from 2.33% for the first quarter of 2008.

     Non-interest income decreased $0.2 million (-5.5%) during the first quarter of 2009 compared to the same period of 2008. This decrease is the net result of increases to two significant non-interest income sources in 2009 that did not quite equal the non-recurring income realized in 2008. Income derived from service charges to deposit accounts increased $0.1 million (5.1%) during the first quarter of 2009 compared to the same period of 2008. Increased activity in mortgage refinancing resulted in additional income of $0.4 million (277%) during the first quarter of 2009 compared to the same period of 2008 from fees associated with the transaction closing, gains on sale of the loans in the secondary market and increases to Mortgage Servicing Rights ("MSRs") held by the Bank. However, in 2008 the Bank received $0.1 million from VISA stock redeemed in conjunction with that company's initial public offering and also received non-taxable BOLI death benefit proceeds in the amount of $0.6 million. The absence of the VISA and BOLI income items in 2009 more than offset the increased income from deposit accounts and mortgage activity in 2009.

     A summary of the change in income for the quarters ended March 31, 2009 and 2008 appears below:

Three Months Ended                    March 31,    March 31,       2009
                                        2009         2008       Over(Under)
                                    (Unaudited)  (Unaudited)       2008
                                    -----------  -----------    -----------
Revenue and Expenses: (000's)
  Interest income                   $ 10,044      $ 11,358      $ (1,314)
  Interest expense                    (1,804)       (3,001)        1,197
                                    --------      --------      --------
    Net interest income before
    provision for loan losses          8,240         8,357          (117)
Provision for loan losses               (188)         (185)           (3)
                                    --------      --------      --------
    Net interest income after
    provision for loan losses          8,052         8,172          (120)
Non-interest income                    3,320         3,514          (194)
Non-interest expenses                 (7,546)       (7,441)         (105)
                                    --------      --------      --------
    Income from Operations             3,826         4,245          (419)
Tax Provision                          1,334         1,220          (114)
                                    --------      --------      --------
    Net income                      $  2,492      $  3,025      $   (533)
                                    ========      ========      ========


CAPITAL ADEQUACY

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must comprise Tier 1 capital. The Bank's risk-based capital ratio is 19.1% as of March 31, 2009.

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of Tier 1 capital to total assets of at least 3.0%, while lower rated banking organizations must maintain an average ratio of at least 4.0%. The Bank's leverage ratio as of March 31, 2009 was 14.3%.

OFF-BALANCE SHEET ARRANGEMENTS

     The Bank's obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2009, the Bank's loan-related commitments, including standby letters of credit and financial guarantees, totaled $94.6 million. During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources. The Bank's liquidity sources have been and are expected to be sufficient to meet the cash requirements of its lending activities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT   MARKET  RISK
----------------------------------------------------------------------

     The Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 contains certain disclosures about market risks affecting the Corporation. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.


ITEM 4  -  CONTROLS AND PROCEDURES
----------------------------------

     The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At March 31, 2009 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Corporation, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

     There have been no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS
------        -----------------

There have been no material  changes to the  discussion in response to Item 3 of
Part I of the 2008 Form 10-K.

ITEM 1A       RISK FACTORS
-------       ------------

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2008 Form 10-K.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------        -----------------------------------------------------------

During the quarter ended March 31, 2009 the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES
------        -------------------------------

Not applicable.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------        ---------------------------------------------------

None during the quarter ended March 31, 2009.

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

                         TRI CITY BANKSHARES CORPORATION

DATE: May 6, 2009                            /s/Ronald K. Puetz
     -------------------------------         -----------------------------------
                                             Ronald K. Puetz
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)


DATE: May 6, 2009                            /s/Scott A. Wilson
     --------------------------------        -----------------------------------
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