Form 10-Q
period 2009-06-30
TRI CITY BANKSHARES CORP
filed 2009-08-12
CIK 313337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-09785

                         TRI CITY BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

               Wisconsin                                  39-1158740
          ------------------------                     -----------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

                       6400 S. 27th Street, Oak Creek, WI
                       -----------------------------------
                    (Address of principal executive offices)

                                      53154
                                    --------
                                    Zip Code

                                  (414)761-1610
                                  --------------
              (Registrant's telephone number, including area code)

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
                          -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES           NO   X
     -----        -----

The number of shares outstanding of the registrant's $1.00 par value common stock as of August 11, 2009: 8,904,915 shares.

                         PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

                Consolidated Balance Sheets as of
                June 30, 2009 (Unaudited) and December 31, 2008              3

                Unaudited Consolidated Statements of Income
                for the Three Months ended June 30, 2009 and 2008            4

                Unaudited Consolidated Statements of Income
                For the Six Months Ended June 30, 2009 and 2008              5

                Unaudited Consolidated Statements of Cash Flows
                For the Six Months ended June 30, 2009 and 2008              6

                Notes to Unaudited Consolidated Financial Statements         7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              15

Item 3     Quantitative and Qualitative Disclosures About Market Risk       22

Item 4     Controls and Procedures                                          22

                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                23

Item 1A    Risk Factors                                                     23

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds      23

Item 3     Defaults Upon Senior Securities                                  23

Item 4     Submission of Matters to a Vote of Security Holders              23

Item 5     Other Information                                                25

Item 6     Exhibits                                                         25

           Signatures                                                       26

           Exhibit Index                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRI CITY BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                     ASSETS

                                                                      June 30,
                                                                        2009         December 31,
                                                                    (Unaudited)          2008
                                                                    -----------      ------------
  Cash and due from banks                                         $  22,843,896     $  41,504,793
  Federal funds sold                                                 15,938,586        11,457,040
                                                                  -------------     -------------
    Cash and cash equivalents                                        38,782,482        52,961,833
  Held to maturity securities, fair value of $106,471,787 and
    $108,274,692 as of 2009 and 2008 respectively                   105,809,940       106,650,798
  Loans, less allowance for loan losses of $5,995,499 and
    $5,945,162 as of 2009 and 2008, respectively                    588,217,228       593,700,921
  Premises and equipment - net                                       20,631,299        21,104,762
  Cash surrender value of life insurance                             11,298,804        11,047,591
  Accrued interest receivable and other assets                       10,694,483         7,467,039
                                                                  -------------     -------------
          TOTAL ASSETS                                            $ 775,434,236     $ 792,932,944
                                                                  =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
COMMITMENTS AND CONTINGENCIES
LIABILITIES
  Deposits
    Demand                                                        $ 126,154,924     $ 125,556,485
    Savings and NOW                                                 390,841,535       408,931,613
    Other time                                                      145,556,405       143,190,064
                                                                  -------------     -------------
          Total Deposits                                            662,552,864       677,678,162
  Other borrowings                                                    1,049,717         3,911,054
  Accrued interest payable and other liabilities                      2,635,125         2,407,462
                                                                  -------------     -------------
          Total Liabilities                                         666,237,706       683,996,678
                                                                  -------------     -------------
STOCKHOLDERS' EQUITY
  Cumulative preferred stock, $1 par value, 200,000 shares
    authorized, no shares issued                                              -                 -
  Common stock, $1 par value,
    15,000,000 shares authorized, 8,904,915 shares issued and
    outstanding as of 2009 and 2008                                   8,904,915         8,904,915
  Additional paid-in capital                                         26,543,470        26,543,470
  Retained earnings                                                  73,748,145        73,487,881
                                                                  -------------     -------------
          Total Stockholders' Equity                                109,196,530       108,936,266
                                                                  -------------     -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 775,434,236     $ 792,932,944
                                                                  =============     =============

            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                             2009           2008
                                                             ----           ----

INTEREST INCOME
   Loans                                                $  9,061,202   $  9,631,031
   Investment securities
        Taxable                                              686,445        758,467
       Exempt from federal income taxes                      344,720        366,975
   Federal funds sold                                          4,315         31,298
    Other                                                      9,663          9,663
                                                        ------------   ------------
       Total Interest Income                              10,106,345     10,797,434
                                                        ------------   ------------
INTEREST EXPENSE
   Deposits                                                1,691,274      2,218,637
   Federal funds purchased                                       309         15,476
   Other borrowings                                                -          7,221
                                                        ------------   ------------
       Total Interest Expense                              1,691,583      2,241,334
                                                        ------------   ------------
Net interest income before provision for loan losses       8,414,762      8,556,100
   Provision for loan losses                                 530,000        200,000
                                                        ------------   ------------
Net interest income after provision for loan losses        7,884,762      8,356,100
                                                        ------------   ------------
NON-INTEREST INCOME
   Service charges on deposits                             2,505,391      2,392,443
   Net gain on sale of loans                               1,060,047        160,965
   Increase in cash surrender value of life insurance        124,221        109,168
   Other                                                     310,105        401,516
                                                        ------------   ------------
       Total Non-interest Income                           3,999,764      3,064,092
                                                        ------------   ------------
NON-INTEREST EXPENSE
   Salaries and employee benefits                          4,189,859      4,116,633
   Net occupancy costs                                       735,319        684,404
   Furniture and equipment expenses                          367,911        363,599
   Computer services                                         692,277        660,822
   Advertising and promotional                               270,022        316,455
   Regulatory agency assessments                             487,709         64,026
   Other                                                   1,164,070      1,158,182
                                                        ------------   ------------
       Total Non-interest Expense                          7,907,167      7,364,121
                                                        ------------   ------------
Income before income taxes                                 3,977,359      4,056,071
   Less:  Income tax expense                               1,400,500      1,387,500
                                                        ------------   ------------
       NET INCOME                                       $  2,576,859   $  2,668,571
                                                        ============   ============
         Basic and fully diluted earnings per share     $       0.29   $       0.30
         Dividends per share                            $       0.27   $       0.26
         Weighted average shares outstanding               8,904,915      8,904,915



            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months Ended June 30, 2009 and 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             2009           2008
                                                             ----           ----
INTEREST INCOME
   Loans                                                $ 18,036,937   $ 19,865,700
   Investment securities
        Taxable                                            1,399,582      1,512,908
       Exempt from federal income taxes                      699,298        710,262
   Federal funds sold                                          4,678         56,996
    Other                                                      9,663          9,663
                                                        ------------   ------------
       Total Interest Income                              20,150,158     22,155,529
                                                        ------------   ------------
INTEREST EXPENSE
   Deposits                                                3,466,106      5,146,272
   Federal funds purchased                                    29,765         81,380
   Other borrowings                                                -         14,932
                                                        ------------   ------------
       Total Interest Expense                              3,495,871      5,242,584
                                                        ------------   ------------
Net interest income before provision for loan losses      16,654,287     16,912,945
   Provision for loan losses                                 718,000        385,000
                                                        ------------   ------------
Net interest income after provision for loan losses       15,936,287     16,527,945
                                                        ------------   ------------
NON-INTEREST INCOME
   Service charges on deposits                             4,818,126      4,592,477
   Net gain on sale of loans                               1,713,984        280,306
   Increase in cash surrender value of life insurance        251,213        234,410
   Life insurance death benefit                                    -        606,584
   Other                                                     536,836        864,279
                                                        ------------   ------------
       Total Non-interest Income                           7,320,159      6,578,056
                                                        ------------   ------------
NON-INTEREST EXPENSE
   Salaries and employee benefits                          8,357,679      8,385,721
   Net occupancy costs                                     1,604,494      1,490,476
   Furniture and equipment expenses                          747,856        742,401
   Computer services                                       1,370,568      1,286,116
   Advertising and promotional                               494,565        560,493
   Regulatory agency assessments                             585,710        125,566
   Other                                                   2,292,550      2,213,957
                                                        ------------   ------------
       Total Non-interest Expense                         15,453,422     14,804,730
                                                        ------------   ------------
Income before income taxes                                 7,803,024      8,301,271
   Less:  Income tax expense                               2,734,000      2,607,500
                                                        ------------   ------------
       NET INCOME                                       $  5,069,024   $  5,693,771
                                                        ============   ============
         Basic and fully diluted earnings per share     $       0.57   $       0.64
         Dividends per share                            $       0.54   $       0.52
         Weighted average shares outstanding               8,904,915      8,901,700

            See notes to unaudited consolidated financial statements.

                         TRI CITY BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For Six Months Ended June 30, 2009 and 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                       2009            2008
                                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                    $  5,069,024    $  5,693,771
    Adjustments to reconcile net income to net cash flows provided by operating activities:
        Depreciation                                                                 1,032,830       1,054,542
        Amortization of servicing rights, premiums and discounts -net                  492,727         226,439
        Gain on sale of loans                                                       (1,713,984)       (280,306)
        Provision for loan losses                                                      718,000         385,000
        Proceeds from sales of loans held for sale                                  90,098,908      11,076,629
        Originations of loans held for sale                                        (89,055,971)    (10,949,177)
        Increase in cash surrender value of life insurance                            (251,213)       (234,410)
        Loss on sale of other real estate owned                                         30,712            --
        Gain on death benefits of insurance policy                                        --          (606,584)
        Net change in:
           Accrued interest receivable and other assets                             (3,072,072)       (305,584)
           Accrued interest payable and other liabilities                              227,663         160,116
                                                                                  ------------    ------------
        Net Cash Flows Provided by Operating Activities                              3,576,624       6,220,436
                                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES Activity in held to maturity securities:
        Maturities, prepayments and calls                                           42,615,249      66,236,962
        Purchases                                                                  (41,860,996)    (62,511,241)
    Net decrease in loans                                                            4,765,693       5,949,036
    Purchases of premises and equipment - net                                         (559,367)     (1,933,361)
    Proceeds from sale of other real estate owned                                       78,841         475,000
    Proceeds of life insurance death benefit                                              --         1,646,154
                                                                                  ------------    ------------
        Net Cash Flows Provided by Investing Activities                              5,039,420       9,862,550
                                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                       (15,125,298)    (24,618,265)
    Net decrease in federal funds purchased                                               --       (12,851,264)
    Net increase/(decrease) in other borrowings                                     (2,861,337)        964,758
    Dividends paid                                                                  (4,808,760)     (4,628,712)
    Common stock issued                                                                   --           403,835
                                                                                  ------------    ------------
        Net Cash Flows Used in Financing Activities                                (22,795,395)    (40,729,648)
                                                                                  ------------    ------------
           Net Change in Cash and Cash Equivalents                                 (14,179,351)    (24,646,662)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     52,961,833      60,079,747
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $ 38,782,482    $ 35,433,085
                                                                                  ============    ============
    Non Cash Transactions:
        Loans Receivable Transferred to Other Real Estate Owned                   $  2,806,098    $    475,000
        Mortgage Servicing Rights Resulting from Sale of Loans                    $    671,047    $    152,854
   Supplemental Cash Flow Disclosures:
        Cash paid for interest                                                    $  3,534,542    $  5,245,538
        Cash paid for income taxes                                                $  3,256,525    $  3,038,125

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City's consolidated financial position as of June 30, 2009 and the results of its operations and cash flows for the three and six month periods ended June 30, 2009 and 2008. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The operating results for the first six months of 2009 are not necessarily indicative of the results that may be expected for the entire 2009 fiscal year. We have evaluated the consolidated financial statements for subsequent events through the date of the filing of Form 10-Q.

(B) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Corporation adopted SFAS 160 on January 1, 2009. The adoption of this statement had no impact on the Corporation's consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial positions, financial performance and cash flows. Because this pronouncement affects only disclosures, it will not have an impact on the Corporation's consolidated financial statements. The adoption of SFAS 161 is effective for fiscal year beginning after October 1, 2009, with early adoption permitted.

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

     In April 2009, the FASB issued Financial Staff Position ("FSP") 115-2, Financial Accounting Standards ("FAS") 124-2 and Emerging Issues Task Force
("EITF") 99-20-b ("EITF 99-20-b"), Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2, FAS 124-2 and EITF 99-20-b amend the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The guidance modifies the current indicator that, to avoid considering an impairment to be other-than temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. The new guidance requires management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. The guidance changes the total amount recognized in earnings when there are credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors. The FSP, FAS and EITF were effective beginning with the interim period ending June 30, 2009. The adoption of the FSP, FAS and EITF did not have an impact on the Corporation's consolidated financial statements as there was no other-than temporary impairment recorded at June 30, 2009.

     In April 2009, FASB issued FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. FSP FAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FAS 157 Fair Value Measurements. FSP FAS 157-4 was effective beginning with the interim period ending June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Corporation's consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") 28-1 - Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1" and "APB 28-1"). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 were effective for the Corporation's interim period ending June 30, 2009. As FSP FAS 107-1 and APB 28-1 amend only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not impact the Corporation's consolidated financial statements.

     In May 2009, the FASB issued SFAS 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which events or transactions should be recognized occurring after the balance sheet date and disclosures that should be made about events or transactions that occurred after the balance sheet date. The adoption of this statement was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not affect the Corporation's consolidated financial statements.

     In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 amends the accounting for transfers of financial assets. SFAS 166 modifies the financial-components approach used in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and limits the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The statement also required that a transferor recognize and initially measure at fair value, all assets obtained including beneficial interests and liabilities incurred as a result of the transfer of financial assets accounted for as a sale. SFAS 166 will become effective for a company's first fiscal year beginning after November 15, 2009. The Corporation is currently evaluating the effect the adoption of SFAS 166 will have on its consolidated financial statements.

     In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 will become effective for a company's first fiscal year beginning after November 15, 2009. The Company is currently evaluating the effect the adoption of SFAS 167 will have on its consolidated financial statements.

     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), EITF and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Corporation's disclosures in its consolidated financial statements since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.

(C) FAIR VALUE ACCOUNTING

     On January 1, 2008, the Corporation adopted SFAS No. 157 Fair Value Measurements ("SFAS 157"), which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS 157, fair value is the price that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Corporation uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Corporation is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

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

     o Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

     o Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, the Corporation performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

 ASSETS

     Loans held for investment. The Bank does not record loans held for investment at fair value on a recurring basis. However, from time to time, a particular loan may be considered impaired and an allowance for loan loss established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation. At June 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

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

     Mortgage Servicing Rights. The Bank does not record Mortgage Servicing Rights ("MSRs") at fair value on a recurring basis. However, from time to time, MSRs may be considered impaired and a valuation allowance established. The fair value of MSRs is estimated using the Office of Thrift Supervision selected asset price tables for servicing cost and servicing fees applied to the Bank's portfolio of serviced loans. If the fair value of the MSRs is less than the MSRs amortized value, then MSRs are considered impaired. At June 30, 2009, MSRs were evaluated based on their fair value and no valuation allowance was deemed necessary. In accordance with SFAS 157, impaired MSRs where a valuation allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on pricing inputs indirectly observed, the Bank records the impaired MSRs as a nonrecurring Level 2 valuation.

     As of June 30, 2009, the Bank does not carry any assets that are measured at fair value on a recurring basis or use significant unobservable inputs.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Bank has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

                             Balance at
                              06/30/09       Level 1       Level 2      Level 3
                                             -------       -------      -------
Loans held for investment   $10,692,600   $         -   $10,692,600   $        -
Repossessed Assets          $ 2,806,098   $         -   $ 2,806,098   $        -
                            -----------   -----------   -----------   ----------
  Totals                    $13,498,698   $         -   $13,498,698   $        -
                            ===========   ===========   ===========   ==========

FINANCIAL DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS REQUIRED BY FSP FAS 107-1

FSP FAS 107-1 and APB 28-1 require disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of FSP FAS 107-1 and APB 28-1. Accordingly, the fair value disclosures required by FSP FAS 107-1 and APB 28-1 are only indicative of the value of individual financial instruments, as of the dates indicated and should not be considered an indication of the fair value of the Corporation.

The following table presents the carrying amount and estimated fair value of certain financial instruments as required by FSP FAS 107-1 and APB 28-1:

                                                     June 30, 2009                 December 31, 2008
                                             -----------------------------   -----------------------------
                                                Carrying       Estimated        Carrying       Estimated
                                                 Amount        Fair Value        Amount        Fair Value
                                             -------------   -------------   -------------   -------------
FINANCIAL ASSETS
    Cash and due from banks                  $  22,843,896   $  22,843,896   $  41,504,793   $  41,504,793
    Federal funds sold                       $  15,938,586   $  15,938,586   $  11,457,040   $  11,457,040
    Held to maturity securities              $ 105,809,940   $ 106,471,787   $ 106,650,798   $ 108,274,692
    Non marketable equity securities         $     322,100   $     322,100   $     322,100   $     322,100
    Loans - net                              $ 588,217,228   $ 597,336,121   $ 593,700,921   $ 598,859,959
    Cash surrender value of life insurance   $  11,298,804   $  11,298,804   $  11,047,591   $  11,047,591
    Mortgage servicing rights                $     855,149   $   1,148,061   $     590,224   $     735,048
    Accrued interest receivable              $   3,427,963   $   3,427,963   $   3,776,247   $   3,776,247
FINANCIAL LIABILITIES
    Deposits                                 $ 662,552,864   $ 664,501,714   $ 677,678,162   $ 678,571,780
    Other borrowings                         $   1,049,717   $   1,049,717   $   3,911,054   $   3,911,054
    Accrued interest payable                 $     535,311   $     535,311   $     573,982   $     573,982

(D) HELD TO MATURITY SECURITIES

Amortized costs and fair values of held to maturity securities as of June 30, 2009 and December 31, 2008 are summarized as follows:

                                                                June 30, 2009
                                       ---------------------------------------------------------
                                          Amortized     Unrealized    Unrealized         Fair
                                             Cost          Gains        Losses           Value
Obligations of:                        -------------   -----------   -----------   -------------
States and political subdivisions      $  38,503,841   $   594,714   $ (147,891)   $  38,950,664
  U.S. government sponsored
    entities and Corporations             67,306,099     1,058,460     (843,436)      67,521,123
                                       -------------   -----------   ----------    -------------
         Totals                        $ 105,809,940   $ 1,653,174   $ (991,327)   $ 106,471,787
                                       =============   ===========   ===========   =============

                                                            December 31, 2008
                                       ---------------------------------------------------------
                                          Amortized     Unrealized    Unrealized         Fair
                                             Cost          Gains        Losses           Value
Obligations of:                        -------------   -----------   -----------   -------------
States and political subdivisions      $  43,564,260   $   476,736   $  (88,503)   $  43,952,493
U.S. government sponsored
  entities and Corporations               63,086,538     1,346,181     (110,520)      64,322,199
                                       -------------   -----------   -----------   -------------
         Totals                        $ 106,650,798   $ 1,822,917   $ (199,023)   $ 108,274,692


Obligations of U.S. government sponsored entities consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

The amortized cost and fair value of held to maturity securities at June 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      Amortized         Fair
                                                         Cost           Value
                                                   -------------   -------------
Due in one year or less                            $   3,078,262   $   3,080,851
Due after one year less than 5 years                  74,107,910      75,408,340
Due after 5 years less than 10 years                  24,618,702      24,010,596
Due in more than 10 years                              4,005,066       3,975,000
                                                   -------------   -------------
    Totals                                         $ 106,650,940   $ 108,274,692
                                                   =============   =============

The following tables summarize the portion of the Bank's held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.


                            Continuous unrealized        Continuous unrealized
                          losses existing for less         losses existing for
                                than 12 Months           greater than 12 months             Total
                         ------------   -----------   -----------   -----------   ------------   -----------
                                         Unrealized                  Unrealized                   Unrealized
                          Fair Value       Losses     Fair Value       Losses      Fair Value       Losses
                         ------------   -----------   -----------   -----------   ------------   -----------
Obligations of:
  States and political
subdivisions             $ 10,162,321   $   147,891   $         -   $         -   $ 10,162,321   $   147,891
  U.S. government
sponsored entities and
Corporations               40,360,424       843,436             -             -     40,360,424       843,436
                         ------------   -----------   -----------   -----------   ------------   -----------
                         $ 50,522,745   $   991,327   $         -   $         -   $ 50,522,745   $   991,327
                         ============   ===========   ===========   ===========   ============   ===========

Management does not believe any individual unrealized losses as of June 30, 2009 represents other than temporary impairment. The Bank held no investment securities at June 30, 2009 that had unrealized losses existing for greater than 12 months. The Bank held twenty-six securities at June 30, 2009 that had unrealized losses existing for less than 12 months. The securities consisted of nineteen obligations of states and political subdivisions and seven obligation of other U.S. government agencies/corporations. Management believes the unrealized losses were caused by a lack of market liquidity and fluctuations in interest rates and not by a deterioration in credit quality of the underlying portfolio of securities. Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

ITEM 2


                         TRI CITY BANKSHARES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of the Corporation's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements are identified generally by statements containing words and phrases such as "may," "project," "are confident," "should be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in this Quarterly Report on Form 10-Q and in any written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

     A number of accounting policies require the use of management's judgment. Management considers the most significant accounting policy to be the determination of the amount of the allowance for loan losses. The Bank evaluates its loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses. Included in the review are three components: 1) historic losses and allowance coverage based on peak and average loss volume; (2) qualitative factors such as portfolio trends in volume and composition with attention to possible concentrations, delinquency trends and loan performance compared to our peer group and local and national economic conditions; and (3) quality review analysis of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision. Since the allowance for loan losses is an estimate, there is a risk that actual results will differ from expectations and that additional losses and a corresponding reduction in earnings could result. Financial Condition

FINANCIAL CONDITION

     The Corporation's total assets decreased $17.5 million (2.2%) during the first six months of 2009. Cash and cash equivalents decreased $14.2 million (26.8%) during that period, associated with activity normally experienced after year end. The Bank typically experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which typically run off during the first quarter as excess deposits are transferred into alternative investment vehicles.

     Investment securities decreased $0.8 million (0.8%) during the first half of 2009. Approximately $42.7 million of the Bank's investment portfolio was redeemed through normal maturities or scheduled calls and $41.9 million of new securities were purchased. Management continues to follow its practice of holding the securities in its investment portfolio to maturity.

     Loans decreased $5.4 million (0.9%) during the first six months of 2009. New commercial loan volume reflected the sluggish nature of the economy during the first half of the year. New loan originations were less than the amortization of portfolio loans resulting in a decrease in total loans to $594.2 million at June 30, 2009 compared to $599.6 million at December 31, 2008. Management also allowed a portion of the commercial portfolio to refinance elsewhere if it was determined that the credit had the potential to deteriorate significantly in a prolonged recession. Conversely, management continues to emphasize selective marketing and requires extra scrutiny of equity, cash flow and borrower character for loan opportunities created as borrowers refinance their credits out of competitor banks. The Corporation does not make "subprime" or so-called "Alt-A" loans (alternative documentation loans with lower approval standards) and does not hold any of such loans in its portfolio.

     The allowance for loan losses ("ALL") increased $50,000 (0.8%) during the first six months of 2009. A $718,000 provision for loan loss ("PLL") was recorded in and charged to earnings for the six months ending June 30, 2009 and recoveries of $69,000 were received during the same period on loans which had been previously charged off. A total of $737,000 in loans were charged-off during the first two quarters of 2009. The Bank's charge offs and the corresponding provision for loan losses reflect the adverse effects of the recession on the economy and, despite the increased provision management believes the Bank's portfolio remains strong. The Bank had 30 borrowers in foreclosure at June 30, 2009 and, although the actions involve some different relationships, the number is similar to the 29 borrowers in foreclosure on March 31, 2008 and is lower than the 32 borrowers in foreclosure at December 31, 2008. As of March 31, 2009 the Bank had a base of over 4,000 collateralized real estate loans in its portfolio. The PLL recorded for the three months ending June 30, 2009 totaled $530,000, consisting primarily of $500,000 necessary to write down the balances of two loans after the Bank accepted deeds to the collateral properties in lieu of foreclosure and placed the properties in Other Real Estate Owned ("OREO"). The market value of this OREO is $2.3 million. In addition, the Bank acquired two properties through sheriff's sale adding another $0.5 million to OREO for the quarter ending June 30, 2009. As a result, OREO balances were $2.8 million at June 30, 2009. One of these properties has been sold, however the closing did not take place until July 2009. The Bank made a full recovery on the property sold in July and expects no loss beyond the charges already taken on remaining OREO.

     Non-performing loans were $10.1 million at June 30, 2009 compared to $8.9 million at December 31, 2008 and $5.3 million at June 30, 2008. The increase was attributable to changes in the economy and real estate markets in general experienced over the past year. The following table shows the composition of the loan portfolio on those dates. Management does not believe that the change in non-performing loans or the composition of the loan portfolio reflects any significant trends or changes other than attributable to changes in the economy and real estate markets in general experienced over the past year.

                          COMPOSITION OF LOAN PORTFOLIO

                                      June 30, 2009             December 31, 2008           June 30, 2008
                                      -------------             -----------------            -------------
                                               Percent of                 Percent of                  Percent of
                                                Loans in                   Loans in                    Loans in
                                  Loan            each         loan          each         Loan           each
Balance applicable to:           Balance        Category      Balance      Category      Balance       Category
                                 -------        --------      -------      --------      -------       --------
Commercial, financial,
  agricultural                 $  23,082,591        3.88%   $  23,551,986      3.93%    $  27,071,485       4.67%
Real estate-construction          47,145,618        7.93%      47,726,345      7.96%       44,629,484       7.70%
Real estate-commercial
  mortgage                       248,120,374       41.76%     246,660,373     41.13%      235,269,053      40.59%
Real estate-residential
  mortgage                       262,615,187       44.20%     267,735,203     44.65%      258,601,058      44.61%
Installment loans to
  individuals                     13,248,957        2.23%      13,972,225      2.33%       14,118,569       2.44%
                               -------------      -------   -------------    ---------  -------------     -------

            TOTAL              $ 594,212,727      100.00%   $ 599,646,132    100.00%    $ 579,689,649     100.00%
                               -------------      -------   -------------    -------    -------------     -------

     The ALL represents management's estimate of the amount necessary to provide for probable credit losses inherent in the loan portfolio. To assess the adequacy of the ALL management uses significant judgment focusing on changes in the size and the character of the loan portfolio, changes in levels of nonperforming loans, risks identified within specific credits, existing economic conditions, underlying collateral, historic losses within the loan portfolio, as well as other factors that could affect probable credit losses. Management continues to monitor the quality of new loans that the Bank originates each year as well as to review the Bank's existing loan performance.

     Deposits at the Bank decreased $15.1 million (2.2%) during the first six months of 2009. As noted above, there is typically a short-term increase in commercial and municipal deposits in December of each year. These deposits tend to be transferred to corporate funds management programs or, in the case of municipal deposits, to the State of Wisconsin investment fund after the first of the year.

     The Corporation's total borrowings decreased $2.9 million (73.2%) during the first six months of 2009. The Bank adjusts its level of daily borrowing or short term daily investment depending upon its needs each day. Excess funds or funding requirements are addressed at the close of each business day. Funding needs are met through the Bank's federal funds facility through its primary correspondent bank.

     The Corporation's equity increased $0.3 million (0.2%) during the first six months of 2009. The Corporation posted net income of $5.1 million and paid $4.8 million in dividends during the first six months of 2009.

LIQUIDITY

     The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position. Management has continued to monitor the Corporation's liquidity by reviewing the maturity distribution between interest earning assets and interest bearing liabilities. Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution. The Corporation continues to offer products that are competitive and encourages depositors to invest their funds in the Bank's products. Management believes that these efforts will help the Bank to not only retain these deposits, but also encourage continued growth. The Bank has the ability to borrow up to $45.0 million in federal funds purchased, and has an additional $27.8 million available for short-term liquidity through the Federal Reserve Bank Discount window.

CAPITAL EXPENDITURES

     The Bank has two capital projects currently in place for the remainder of 2009, the relocation of its Good Hope Road in-store banking facility
(necessitated by a move of the retailer to a new building) and a new in-store facility on Mayfair Road in Wauwatosa, Wisconsin. The projected capital expenditures will be less than $0.3 million. The Corporation has sufficient liquidity to internally fund the expenditures.

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2009 AND 2008

     The Corporation's net income for the second quarter of 2009 was $2.6 million, a decrease of $0.1 million (3.4%) compared to the second quarter of 2008.

The decrease was the net result of the following:

     o    a decrease of $0.1 million (1.7%) in net interest income;
     o    an increase of $0.3 million (165.0%) in the provision for loan losses;
     o an increase in other income of $0.9 million (30.5%) as a result of increases to mortgage production income ("MPI"); and
     o an increase in other expenses of $0.5 million (7.4%) as a result of increased FDIC premiums and including a $0.3 million special assessment levied by the FDIC.

     Total interest income on loans decreased $0.6 million (5.9%) during the second quarter of 2009 compared to the second quarter of 2008. The decrease was the net effect of declining rates throughout 2008, which more than offset interest income increases due to loan growth from year to year. Loan yields declined 79 basis points to 6.08% for the 2009 second quarter compared to 6.87% for the second quarter of 2008, which resulted in a $1.8 million decrease in interest income for the 2009 second quarter compared to the second quarter of 2008. This decline was partially offset by an increase of $1.2 million in interest income for the second quarter of 2009 compared to the second quarter of 2008 resulting from increased volume as average loans increased by $17.7 million from $581.1 million for the quarter ended June 30, 2008 to $598.8 million for the quarter ended June 30, 2009.

     Investment security interest income decreased $0.1 million (8.3%) during the second quarter of 2009 compared to the second quarter of 2008. This change is partly the result of a decrease in the amount of investments, with a $1.0 million decrease (0.9%) in U. S. government-sponsored agency and municipal securities and partly due to a decrease of 28 basis points in the average tax equivalent year-to-date yield derived from all investments to 4.51% as of June 30, 2009 compared to 4.79% as of June 30, 2008.

     Despite an increase in average interest bearing deposits from $508.4 million for the quarter ended June 30, 2008 to $533.1 million for the quarter ended June 30, 2009, declining interest rates caused an $0.5 million (24.5%) decline in interest expense between the two periods. Multiple reductions to the target rate established by the Federal Open Market Committee reduced interest paid in 2008 on the Bank's variable rate deposit products. Annualized yields on interest-bearing deposits declined 51 basis points to 1.27% for the second quarter of 2009 from 1.78% for the second quarter of 2008.

     Non-interest income increased $0.9 million (30.5%) during the second quarter of 2009 compared to the same period of 2008. This increase is the result of mortgage production income. Record volumes of mortgage refinancing during the second quarter of 2009 resulted in additional fees associated with the transaction closing, gains on sale of the loans in the secondary market and increases to Mortgage Servicing Rights ("MSRs") held by the Bank.

     A summary of the change in income for the quarters ended June 30, 2009 and 2008 appears below:

Three Months Ended                     June 30,        June 30,         2009
                                         2009            2008        Over(Under)
                                     (Unaudited)     (Unaudited)        2008
                                      --------        --------       ---------
Revenue and Expenses: (000's)
  Interest income                     $ 10,106        $ 10,797       $   (691)
  Interest expense                      (1,692)         (2,241)           549
                                      --------        --------       --------
    Net interest income before
    provision for loan losses            8,414           8,556           (142)
  Provision for loan losses               (530)           (200)          (330)
                                      --------        --------       --------
    Net interest income after
    provision for loan losses            7,884           8,356           (472)
  Non-interest income                    4,000           3,064            936
  Non-interest expenses                 (7,907)         (7,364)          (543)
                                      --------        --------       --------
    Income from Operations               3,977           4,056            (79)
  Tax Provision                          1,401           1,388             13
                                      --------        --------       --------
      Net income                     $   2,576        $  2,668       $    (92)
                                      ========        ========       ========

                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008

     Net income for the six months ended June 30, 2009 decreased $0.6 million (11.0%) compared to the six months ended June 30, 2008. The decrease was the net result of the following:

     o    a decrease of $0.3 million in net interest income;
     o    an increase of $0.3 million in the provision for loan losses;
     o an increase of $0.7 million in non-interest income, which resulted from a $1.2 million increase in MPI for the six months ended June 30, 2009 compared to the same period in 2008, whereas non-interest income of $0.6 million realized in 2008 resulted from the receipt of non-taxable Bank Owned Life Insurance (BOLI) death benefit proceeds; and
     o an increase of $0.6 million in non-interest expense primarily as a result of increased FDIC premiums, including a $0.3 million special assessment levied by the FDIC.

     Interest income on loans for the first half of 2009 decreased $1.8 million (9.2%) from the first half of 2008. Average loans increased $17.1 million for the six-month period ended June 30, 2009 compared to the prior year, providing a $0.6 million increase to interest income, which was more than offset by the effect of lower interest rates which cause interest income to decrease by $2.4 million as loan yields declined 80 basis points (from 6.86% to 6.06%) from the prior year.

     Interest  income on investment  securities  decreased  $0.1 million  (5.6%)
during the first six months of 2009 compared to the same period in 2008. The investment portfolio was reduced $0.8 million as $42.7 million of investment securities were redeemed through normal maturities and calls, while $41.9 million of investments were purchased, during the period. The decreased interest income on investment securities is also the result of a shift to municipal securities and lower yields on tax-exempt investments.

     Interest expense on deposits for the first six months of 2009 decreased $1.7 million (32.6%) from the first six months of 2008. The decrease is the net result of a $2.0 million decrease in interest expense due to a 69 basis point decrease in the yield on interest bearing deposits (from 2.04% to 1.35%) and a $0.3 million increase due to a growth in the average balance of interest-bearing deposits from the first six months of 2008 to the first six months of 2009.

     New deposits between June 30, 2008 and June 30, 2009 were primarily short-term, low yielding liabilities due to the growth in personal checking and municipal deposits. This trend has helped the Bank maintain a strong net interest margin compared to other banks in its peer group as determined from information published by the Federal Financial Institutions Examination Council ("FFIEC") in its December 31, 2008 peer analysis, the Uniform Bank Performance Report ("UBPR"). Information in the UBPR is compiled by the FFIEC and while management believes such information to be accurate, the Corporation assumes no responsibility for any inaccuracies in such information.

     Non-interest income increased $0.7 million (11.3%) for the first six months of 2009 versus the comparable period in 2008. This increase is attributable to the increase in MPI for the six months ending June 30, 2009 compared to non-recurring income realized in the six months ending June 30, 2008. MPI increases are the result of record high volumes of refinancing which occurred on residential real estate loans in the second quarter as a result of low rates. The $1.2 million increase in MPI included $0.2 million in closing fees, $0.3 million in mortgage servicing rights and $0.7 million on the gain on the sale of the loans over par. Non-recurring income in 2008 included $0.1 million from VISA stock redeemed in conjunction with that company's initial public offering and non-taxable Bank Owned Life Insurance death benefit proceeds of $1.6 million which resulted in a gain of $0.6 million.

     Non-interest expense increased $0.6 million (4.4%) during the six months ending June 30, 2009 compared to the same period in 2008. The largest single component of the increase was FDIC insurance. The increase included a one time assessment of $0.3 million and regular FDIC premium increases of $0.2 million, totaling $0.5 million of the $0.6 million increase to non-interest expense.

CAPITAL ADEQUACY

     Federal banking regulatory agencies have established capital adequacy rules, which take into account risk attributable to balance sheet assets and off-balance-sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8.0%, of which 4.0% must comprise Tier 1 capital. A minimum risk-based ratio of 10% is required to be considered "well capitalized". The Bank's risk-based capital ratio is 18.54% as of June 30, 2009, exceeding the 10.0% requirement for classification as "well-capitalized" by more than 8.5%

     The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of Tier 1 capital to total assets of at least 3.0%, while lower rated banking organizations must maintain an average ratio of at least 4.0%. The Bank's leverage ratio as of June 30, 2009 was 14.24%.

OFF-BALANCE SHEET ARRANGEMENTS

     The Bank's obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2009, the Bank's loan-related commitments, including standby letters of credit and financial guarantees, totaled $94.6 million. The Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources. The Bank's liquidity sources have been and are expected to be sufficient to meet the cash requirements of its lending activities.

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

     The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded and processed, summarized and reported within the time periods specified in the SEC's rules and forms. At June 30, 2009 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Corporation, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

     There have been no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

There have been no material  changes to the  discussion in response to Item 3 of
Part I of the 2008 Form 10-K.

ITEM 1A       RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Corporation's 2008 Annual Report on Form 10-K.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009 the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2009 the Corporation held its annual shareholders' meeting. The only item submitted to a vote of the shareholders was the election of Directors for the ensuing year. No other matters were voted on at the annual meeting. The number of shares of common stock represented by proxy and in person was 7,558,527 which represented approximately 84.88% of the total outstanding shares entitled to vote for directors. There was no solicitation in opposition to management's nominees for directors and all such nominees were elected pursuant to the vote summarized below.

Director's Name:  Frank Bauer
       For                                  7,519,476
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   39,051

Director's Name:  William Beres
       For                                  7,531,360
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   27,167

Director's Name:  Sanford Fedderly
       For                                  7,528,577
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   29,950

Director's Name:  Scott Gerardin
       For                                  7,523,469
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   35,058

Director's Name:  William Gravitter
       For                                  7,520,023
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   38,504

Director's Name:  Christ Krantz
       For                                  7,512,680
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   45,847

Director's Name:  Brian McGarry
       For                                  7,523,586
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   34,941

Director's Name:  Robert Orth
       For                                  7,523,469
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   35,058

Director's Name:  Ronald K. Puetz
       For                                  7,523,659
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   34,868

Director's Name:  Agatha T. Ulrich
       For                                  7,523,586
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   34,941

Director's Name:  David Ulrich, Jr.
       For                                  7,522,926
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   35,601

Director's Name:  William Werry
       For                                  7,520,946
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   37,581

Director's Name:  Scott A. Wilson
       For                                  7,523,459
       Against                                      0
       Withheld, Abstain and Broker Non-Vote   35,068

ITEM 5 OTHER INFORMATION

Not applicable

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

                         TRI CITY BANKSHARES CORPORATION

DATE: August 10, 2009                        /s/Ronald K. Puetz
     --------------------------------        -----------------------------------
                                             Ronald K. Puetz
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)


DATE: August 10, 2009                        /s/Scott A. Wilson
     --------------------------------        -----------------------------------
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