Form 10-Q
period 2009-09-30
TRI CITY BANKSHARES CORP
filed 2009-11-03
CIK 313337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-09785

TRI CITY BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1158740
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6400 S. 27th Street, Oak Creek, WI
(Address of principal executive offices)

53154
Zip Code

(414) 761-1610
(Registrant’s telephone number, including area code)

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

YES               NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
YES ___                                NO       X

The number of shares outstanding of the registrant’s $1.00 par value common stock as of November 2, 2009: 8,904,915 shares.

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2009 (Unaudited)	December 31, 2008

Cash and due from banks	$24,223,168	$41,504,793
Federal funds sold	10,610,388	11,457,040
Cash and cash equivalents	34,833,556	52,961,833
Held to maturity securities, fair value of $119,796,012 and $108,274,692 as of 2009 and 2008 respectively	117,510,645	106,650,798
Loans, less allowance for loan losses of $5,996,702 and $5,945,162 as of 2009 and 2008, respectively	595,163,665	593,700,921
Premises and equipment - net	20,410,150	21,104,762
Cash surrender value of life insurance	11,424,408	11,047,591
Mortgage servicing rights – net	910,863	590,224
Accrued interest receivable and other assets	10,144,975	6,876,815
TOTAL ASSETS	$790,398,262	$792,932,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

COMMITMENTS AND CONTINGENCIES
LIABILITIES
Deposits
Demand	$125,858,448	$125,556,485
Savings and NOW	403,934,589	408,931,613
Other time	148,392,440	143,190,064
Total Deposits	678,185,477	677,678,162
Other borrowings	553,106	3,911,054
Accrued interest payable and other liabilities	2,627,154	2,407,462
Total Liabilities	681,365,737	683,996,678

STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding as of 2009 and 2008	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	73,584,140	73,487,881
Total Stockholders’ Equity	109,032,525	108,936,266
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$790,398,262	$792,932,944

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2009 and 2008

 (Unaudited)

	2009	2008
INTEREST INCOME
Loans	$9,020,349	$9,516,552
Investment securities
Taxable	639,793	746,492
Exempt from federal income taxes	346,938	390,848
Federal funds sold	6,674	24,514
Total Interest Income	10,013,754	10,678,406
INTEREST EXPENSE
Deposits	1,686,121	2,186,130
Federal funds purchased	394	13,782
Other borrowings	-	4,579
Total Interest Expense	1,686,515	2,204,491
Net interest income before provision for loan losses	8,327,239	8,473,915
Provision for loan losses	552,000	200,000
Net interest income after provision for loan losses	7,775,239	8,273,915
NON-INTEREST INCOME
Service charges on deposits	2,534,185	2,532,720
Net gain on sale of loans	367,515	49,917
Increase in cash surrender value of life insurance	125,604	114,068
Other	411,537	407,655
Total Non-interest Income	3,438,841	3,104,360
NON-INTEREST EXPENSE
Salaries and employee benefits	4,241,117	4,067,697
Net occupancy costs	732,746	676,496
Furniture and equipment expenses	392,515	415,978
Computer services	750,225	677,262
Advertising and promotional	258,501	269,163
Regulatory agency assessments	264,515	71,969
Office supplies	180,706	184,000
Other	982,432	949,325
Total Non-interest Expense	7,802,757	7,311,890
Income before income taxes	3,411,323	4,066,385
Less: Income tax expense	1,171,000	1,357,000
NET INCOME	$2,240,323	$2,709,385
Basic and fully diluted earnings per share	0.25	0.30
Dividends per share	0.270	0.260
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2009 and 2008

 (Unaudited)

	2009	2008
INTEREST INCOME
Loans	$27,057,286	$29,382,252
Investment securities
Taxable	2,039,375	2,259,400
Exempt from federal income taxes	1,046,236	1,101,110
Federal funds sold	11,352	81,510
Other	9,663	9,663
Total Interest Income	30,163,912	32,833,935
INTEREST EXPENSE
Deposits	5,152,227	7,332,402
Federal funds purchased	30,159	95,162
Other borrowings	-	19,511
Total Interest Expense	5,182,386	7,447,075
Net interest income before provision for loan losses	24,981,526	25,386,860
Provision for loan losses	1,270,000	585,000
Net interest income after provision for loan losses	23,711,526	24,801,860
NON-INTEREST INCOME
Service charges on deposits	7,352,311	7,125,197
Net gain on sale of loans	2,081,499	330,223
Increase in cash surrender value of life insurance	376,817	348,478
Life insurance death benefit	-	606,584
Other	948,373	1,271,934
Total Non-interest Income	10,759,000	9,682,416
NON-INTEREST EXPENSE
Salaries and employee benefits	12,598,796	12,453,418
Net occupancy costs	2,337,240	2,166,972
Furniture and equipment expenses	1,140,371	1,158,379
Computer services	2,120,793	1,963,378
Advertising and promotional	753,066	829,656
Regulatory agency assessments	850,225	197,535
Office supplies	497,598	529,962
Other	2,958,090	2,817,320
Total Non-interest Expense	23,256,179	22,116,620
Income before income taxes	11,214,347	12,367,656
Less: Income tax expense	3,905,000	3,964,500
NET INCOME	$7,309,347	$8,403,156
Basic and fully diluted earnings per share	0.82	0.94
Dividends per share	0.810	0.780
Weighted average shares outstanding	8,904,915	8,902,780

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,309,347	$8,403,156
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,602,622	1,581,504
Amortization of servicing rights, premiums and discounts -net	689,643	317,238
Gain on sale of loans	(2,081,499)	(330,223)
Provision for loan losses	1,270,000	585,000
Proceeds from sales of loans held for sale	109,369,037	23,515,673
Originations of loans held for sale	(108,098,260)	(23,363,008)
Increase in cash surrender value of life insurance	(376,817)	(348,478)
Loss on sale of other real estate owned	30,712	-
Gain on death benefits of insurance policy	-	(606,584)
Net change in:
Accrued interest receivable and other assets	(895,772)	(613,543)
Accrued interest payable and other liabilities	219,692	428,430
Net Cash Flows Provided by Operating Activities	9,038,705	9,569,165
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	45,232,248	74,821,960
Purchases	(56,291,655)	(74,674,381)
Net change in loans	(5,626,470)	(7,944,067)
Purchases of premises and equipment – net	(908,010)	(2,766,600)
Proceeds from sale of other real estate owned	490,626	698,227
Proceeds of life insurance death benefit	-	1,646,154
Net Cash Flows Used in Investing Activities	(17,103,261)	(8,218,707)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	507,315	(1,866,313)
Net decrease in federal funds purchased	-	(12,851,264)
Net increase (decrease) in other borrowings	(3,357,948)	337,677
Dividends paid	(7,213,088)	(6,943,990)
Common stock issued	-	403,835
Net Cash Flows Used in Financing Activities	(10,063,721)	(20,920,055)
Net Change in Cash and Cash Equivalents	(18,128,277)	(19,569,597)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	52,961,833	60,079,747
CASH AND CASH EQUIVALENTS - END OF PERIOD	$34,833,556	$40,510,150
Non Cash Transactions:
Loans Receivable Transferred to Other Real Estate Owned	$2,893,726	$807,778
Mortgage Servicing Rights Resulting from Sale of Loans	$810,722	$177,558
Supplemental Cash Flow Disclosures:
Cash paid for interest	$5,250,792	$7,441,966
Cash paid for income taxes	$4,096,525	$4,435,125

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Tri City Bankshares Corporation (“Tri City” or the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).  The December 31, 2008 financial information included herein is derived from the December 31, 2008 Consolidated Balance Sheet of Tri City which is included in the 2008 Form 10-K.

The Corporation’s business is conducted primarily through its wholly owned banking subsidiary, Tri City National Bank (“Bank”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City’s consolidated financial position as of September 30, 2009 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The operating results for the first nine months of 2009 are not necessarily indicative of the results that may be expected for the entire 2009 fiscal year.   Tri City has evaluated the consolidated financial statements for subsequent events through the date of the filing of Form 10-Q.

(B) Recent Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (“FASB”) Accounting Codification Statement (“ASC”) 810-10 Non-controlling Interest in Consolidated Financial Statements – an amendment to ASC 860-10 was issued.  ASC 810-10 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The Corporation adopted ASC 810-10 effective January 1, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In April 2009, the FASB issued ASC 320-10 Recognition and Presentation of Other-Than-Temporary Impairments. ASC 320-10 amended the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10 modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. ASC 320-10 would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. ASC 320-10 changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors with only the portion of impairment related to credit losses included in earnings in the current period. The adoption of ASC 320-10 did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In April 2009, FASB issued ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under ASC 820-10 Fair Value Measurements.  ASC 820-10 is effective for our interim and annual periods ending after June 15, 2009.  The adoption of ASC 820-10 did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 and ASC 270-10 are effective for the interim period ending June 30, 2009. ASC 825-10 and ASC 270-10 amend only the disclosure requirements about fair value of financial instruments in interim periods. The new interim disclosures required by ASC 825-10 and ASC 270-10 are included in the Corporation’s consolidated financial statements.

ASC 855-10 Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 became effective for consolidated financial statements for periods ending after June 15, 2009. ASC 855-10 did not have a significant impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

Topic 860 Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10 amends ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC 860-10 will become effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASC 105-10 is effective for our financial statements for periods ending after September 15, 2009.  As a result, the Corporation’s disclosures in its consolidated financial statements and all future references to authoritative accounting literature will be referenced in accordance with ASC 105-10.

(C) Fair Value Accounting

On January 1, 2008, the Corporation adopted guidance related to Fair Value Measurements. This guidance establishes a framework for measuring fair value and expands disclosure about fair value measurements.  Fair value is the price that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price).  The Corporation uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable.  The Corporation is able to classify fair value balances based on the observability of those inputs.  The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are as follows:

•
Level 1 – Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Corporation can participate.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as listed equities and U.S. government treasury securities.

•
Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

•
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Corporation performs an analysis of all instruments subject to fair value measurement and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

 Assets

Loans held for investment. The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan loss established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation.  When the fair value of the collateral is based on the best estimate of management, the Bank records the impaired loan as a nonrecurring Level 3 valuation.

Repossessed assets.  Loans on which the underlying collateral has been repossessed are accounted for at the lower of carrying amount or fair value less costs to sell upon transfer to repossessed assets.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the repossessed asset as a nonrecurring Level 2 valuation.

Mortgage Servicing Rights.  The Bank does not record Mortgage Servicing Rights (“MSRs”) at fair value on a recurring basis.  However, from time to time, MSRs may be considered impaired and a valuation allowance established.  The fair value of MSRs is estimated using the Office of Thrift Supervision selected asset price tables for servicing cost and servicing fees applied to the Bank’s portfolio of serviced loans.  If the fair value of the MSRs is less than the MSRs’ amortized value, then the MSRs are considered impaired.  At September 30, 2009, MSRs were evaluated based on their fair value and no valuation allowance was deemed necessary.  Impaired MSRs where a valuation allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on pricing inputs indirectly observed, the Bank records the impaired MSRs as a nonrecurring Level 2 valuation.

As of September 30, 2009, the Bank does not carry any assets that are measured at fair value on a recurring basis or use significant Level 3 (unobservable) inputs.

Assets measured at fair value on a non-recurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 09/30/09	Level 1	Level 2	Level 3
Loans held for investment	$9,039,897	$-	$-	$9,039,897
Repossessed Assets	$2,893,726	$-	$-	$2,893,726
Totals	$11,933,623	$-	$-	$11,933,623

Financial Disclosures about Fair Value of Financial Instruments

Financial instruments accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values.  Certain financial instruments and all nonfinancial instruments are excluded from the scope of the guidance.  Accordingly, the fair value disclosures required by the guidance are only indicative of the value of individual financial instruments as of the dates indicated and should not be considered an indication of the fair value assigned to them by the Corporation.

The following table presents the carrying amount and estimated fair value of certain financial instruments.

                                                                                                September 30, 2009             December 31, 2008
                                                                                                Carrying               Estimated               Carrying               Estimated
                                                                                                Amount                Fair Value               Amount               Fair Value
FINANCIAL ASSETS
Cash and due from banks	$24,223,168	$24,223,168	$41,504,793	$41,504,793
Federal funds sold	$10,610,388	$10,610,388	$11,457,040	$11,457,040
Held to maturity securities	$117,510,645	$119,796,012	$106,650,798	$108,274,692
Non-marketable equity securities	$322,100	$322,100	$322,100	$322,100
Loans - net	$595,163,665	$604,345,130	$593,700,921	$598,859,959
Cash surrender value of life insurance	$11,424,408	$11,424,408	$11,047,591	$11,047,591
Mortgage servicing rights	$910,863	$1,583,579	$590,224	$735,048
Accrued interest receivable	$3,835,401	$3,835,401	$3,776,247	$3,776,247
FINANCIAL LIABILITIES
Deposits	$678,185,477	$679,833,277	$677,678,162	$678,571,780
Other borrowings	$553,106	$553,106	$3,911,054	$3,911,054
Accrued interest payable	$505,576	$505,576	$573,982	$573,982

(D) Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of September 30, 2009 and December 31, 2008 are summarized as follows:

                                                                                                  September 30, 2009
                                                                                                      Amortized              Unrealized            Unrealized
                                Obligations of:                                                                                                                            Cost                      Gains                     Losses               Fair Value
States and political subdivisions	$42,491,526	$1,249,208	$(2,447)	$43,738,287
U.S. government-sponsored entities and corporations	75,019,119	1,147,908	(109,302)	76,057,725
Totals	$117,510,645	$2,397,116	$(111,749)	$119,796,012

December 31, 2008
                                                                                                      Amortized              Unrealized            Unrealized
                                                                                                       Cost                     Gains                    Losses               Fair Value
States and political subdivisions	$43,564,260	$476,736	$(88,503)	$43,952,493
U.S. government-sponsored entities and corporations	63,086,538	1,346,181	(110,520)	64,322,199
Totals	$106,650,798	$1,822,917	$(199,023)	$108,274,692

Obligations of U.S. government-sponsored entities consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

The amortized cost and fair value of held-to-maturity securities at September 30, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                                        Amortized
                                                                                                                        Cost                 Fair Value
Due in one year or less	$1,226,410	$1,239,599
Due after one year less than 5 years	62,565,370	64,386,955
Due after 5 years less than 10 years	49,735,538	50,134,833
Due in more than 10 years	3,983,327	4,034,625
Totals	$117,510,645	$119,796,012

The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

                                                               Continuous unrealized                       Continuous unrealized
                                                                 losses existing for less                       losses existing for more
                                                              than 12 Months                                  than 12 Months                                             Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of:
States and politicalsubdivisions	$2,599,275	$1,385	$311,863	$1,062	$2,911,138	$2,447
U.S. government- sponsored entities and corporations	29,888,500	109,302	-	-	29,888,500	109,302
	$32,487,775	$110,687	$311,863	$1,062	$32,799,638	$111,749

Management does not believe any individual unrealized loss as of September 30, 2009 represents other than temporary impairment.  The Bank held one investment security at September 30, 2009 that had unrealized losses existing for more than 12 months.  The Bank held six securities at September 30, 2009 that had unrealized losses existing for less than 12 months.  The securities consisted of four obligations of states and political subdivisions and two obligations of other U.S. government agencies/corporations.  Management believes the unrealized losses were caused by a lack of market liquidity and fluctuations in interest rates and not by a deterioration in credit quality of the underlying portfolio of securities.  Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

(E)  Subsequent Event

Effective October 23, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of the Bank of Elmwood, a Wisconsin state-chartered bank headquartered in Racine, Wisconsin from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for the Bank of Elmwood (the “Acquisition”).  The Acquisition was made pursuant to the terms of a Purchase and Assumption Agreement entered into by the Bank and the FDIC on October 23, 2009 (the “Agreement”).

Based upon a preliminary closing with the FDIC as of October 23, 2009, the Bank acquired an estimated $283 million in loans, $8 million in investment securities, and $39 million in cash and other assets, and assumed an estimated $243 million in deposits, $1 million in borrowings and $3 million in other liabilities.  The foregoing amounts represent the Bank of Elmwood’s book value and do not necessarily reflect the fair value of the assets acquired or the liabilities assumed.  The Bank acquired the Bank of Elmwood at a discount of $110.9 million.

In connection with the Acquisition, the FDIC will make a cash payment to the Bank, subject to a customary post-closing adjustment based upon the final closing date balance sheet for Bank of Elmwood.  The terms of the Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities and assets of the Bank of Elmwood or any of its affiliates not assumed or otherwise purchased by the Bank and with respect to claims made by shareholders of the Bank of Elmwood’s holding company, Elmwood Financial Corporation.

ITEM 2

TRI CITY BANKSHARES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report.  These statements speak of the Corporation’s plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in this Report and in any written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties and the Corporation’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the 2008 Form 10-K, which item is incorporated herein by reference, and any other risks identified in this Report.

All forward-looking statements contained in this Report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

Critical Accounting Policies

A number of accounting policies require the use of management’s judgment.  Management considers the most significant accounting policy to be the determination of the amount of the allowance for loan losses.  The Bank evaluates its loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses.  Included in the review are three components:  1) historic losses and allowance coverage based on peak and average loss volume;  (2) qualitative factors such as portfolio trends in volume and composition with attention to possible concentrations, delinquency trends and loan performance compared to the Corporation’s peer group and local and national economic conditions; and (3) quality review analysis of impaired loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision.  Since the allowance for loan losses is an estimate, there is a risk that actual results will differ from expectations and that additional losses and a corresponding reduction in earnings could result.

Financial Condition

The Corporation’s total assets decreased $2.5 million (0.3%) during the first nine months of 2009.   Cash and cash equivalents decreased $18.1 million (34.2%) during that period, associated with activity normally experienced after year end.  The Bank typically experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which typically run off during the first quarter as excess deposits are transferred into alternative investment vehicles.

Investment securities increased $10.9 million (10.2%) during the first three quarters of 2009.  Approximately $45.2 million of the Bank’s investment portfolio was redeemed through normal maturities or scheduled calls, and $56.3 million of new securities were purchased during the period.  Management continues to follow its practice of holding the securities in its investment portfolio to maturity.

Loans increased $1.5 million (0.3%) during the first nine months of 2009.  New commercial loan volume reflected the sluggish nature of the economy during the first nine months of the year.  New loan originations were only slightly greater than the amortization and prepayment of portfolio loans resulting in the increase in total loans to $601.2 million at September 30, 2009 compared to $599.6 million at December 31, 2008.  Management has allowed a portion of the commercial portfolio to refinance elsewhere if it was determined that the credit had the potential to deteriorate significantly in a prolonged recession.  Conversely, management continues to emphasize selective marketing and requires extra scrutiny of equity, cash flow and borrower character for loan opportunities created as borrowers refinance their credits out of competitor banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any of such loans in its portfolio.

The allowance for loan losses (“ALL”) increased $0.1 million (0.9%) during the first nine months of 2009.  A $1.3 million provision for loan loss (“PLL”) was recorded in and charged to earnings for the nine months ending September 30, 2009. Recoveries of $0.1 million were received during the same period on loans which had been previously charged off.  A total of $1.3 million in loans were charged-off during the first three quarters of 2009.  The Bank’s charge offs and the corresponding PLL reflect the adverse effects of the recession on the economy.  The Bank had 25 borrowers in foreclosure at September 30, 2009 compared to the 32 borrowers in foreclosure at December 31, 2008.  As of September 30, 2009 the Bank had a base of over 4,000 collateralized real estate loans in its portfolio. The PLL recorded for the three months ending September 30, 2009 totaled $0.6 million, and included $0.2 million necessary to write down the balance of a commercial loan as a result of fraud and $0.2 million necessary to write down balances of loans to the fair market value of the foreclosed real estate as the properties were placed in Other Real Estate Owned (“OREO”).  The market value of OREO was $2.9 million at September 30, 2009 compared to $2.8 million at June 30, 2009 and $0.1 million at September 30, 2008.  Although OREO balances remained similar from the second quarter to the third quarter with only $0.1 million variance, ten properties were sold by the Bank during the third quarter.  However, several newly completed foreclosures were added to the Bank’s OREO replacing the sold properties.

Non-performing loans were $11.7 million at September 30, 2009 compared to $8.9 million at December 31, 2008 and $4.5 million at September 30, 2008.  The increase was attributable to changes in the economy and real estate markets in general experienced over the past year.  The following table shows the composition of the loan portfolio on those dates.  Management does not believe that the change in non-performing loans or the composition of the loan portfolio reflects any significant trends or changes other than changes attributable to the downturn in the economy, and real estate markets in general, experienced over the past year.

COMPOSITION OF LOAN PORTFOLIO

	September 30, 2009		December 31, 2008		September 30, 2008
		Percent of		Percent of		Percent of
	Loan	Loans in each	Loan	Loans in each	Loan	Loans in each
Balance applicable to:	Balance	Category	Balance	Category	Balance	Category
Commercial, financial,agricultural	$21,591,997	3.59%	$23,551,986	3.93%	$24,736,609	4.17%
Real estate-construction	50,573,328	8.41%	47,726,345	7.96%	48,015,923	8.10%
Real estate-commercialmortgage	249,947,636	41.58%	246,660,373	41.13%	239,291,908	40.35%
Real estate-residentialmortgage	265,788,915	44.21%	267,735,203	44.65%	266,492,230	44.93%
Installment loans toindividuals	13,258,491	2.21%	13,972,225	2.33%	14,525,110	2.45%
TOTAL	$601,160,367	100.00%	$599,646,132	100.00%	$593,061,780	100.00%

The ALL represents management’s estimate of the amount necessary to provide for probable credit losses inherent in the loan portfolio.  To assess the adequacy of the ALL management uses significant judgment focusing on changes in the size and the character of the loan portfolio, changes in levels of nonperforming loans, risks identified within specific credits, existing economic conditions, underlying collateral, historic losses within the loan portfolio, as well as other factors that could affect probable credit losses. Management continues to monitor the quality of new loans that the Bank originates each year as well as to review the Bank’s existing loan performance.

Deposits at the Bank increased $0.5 million (0.1%) during the first nine months of 2009.  Although the increase is minimal, core deposits remain a strength of the Bank.  As noted above, there is typically a short-term increase in commercial and municipal deposits in December of each year.  These deposits tend to be transferred to corporate funds management programs or, in the case of municipal deposits, to the State of Wisconsin investment fund after the first of the year.  Through the first nine months of 2009 this run-off has been replaced by increased time deposits.

The Corporation’s total borrowings decreased $3.4 million (85.9%) during the first nine months of 2009.  The Bank adjusts its level of daily borrowing or short-term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility through its primary correspondent bank.

Stockholders’ equity increased $0.1 million (0.1%) as the Corporation posted net income of $7.3 million and paid $7.2 million in dividends during the first nine months of 2009.

Liquidity

The ability to provide the necessary funds for the day-to-day operations of the Corporation depends on a sound liquidity position.  Management has continued to monitor the Corporation’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in the Bank’s products.  Management believes that these efforts will help the Bank to not only retain these deposits, but also encourage continued growth.  The Bank has the ability to borrow up to $70.0 million in federal funds purchased, and has an additional $33.5 million available for short-term liquidity through the Federal Reserve Bank discount window.  At September 30, 2009 and December 31, 2008, there were no amounts outstanding under these credit facilities.

Capital Expenditures

The Bank had two capital projects in place for 2009: the relocation of its Good Hope Road in-store banking facility (necessitated by a move of the retailer to a new building) completed in July 2009 and a new in-store facility on Mayfair Road in Wauwatosa, Wisconsin completed in September 2009.  Capital expenditures of $0.3 million related to these projects were funded internally.

Results of Operations

Three Months Ended September 30, 2009 and 2008

The Corporation’s net income for the third quarter of 2009 was $2.2 million, a decrease of $0.5 million (17.3%) compared to the third quarter of 2008.

The decrease was the net result of the following:
•	a decrease of $0.1 million (1.7%) in net interest income;
•	an increase of $0.4 million (176.0%) in the provision for loan losses;
•	an increase in other income of $0.3 million (10.8%) primarily resulting from increases to gain on the sale of loans; and
•
an increase in other expenses of $0.5 million (6.7%) primarily resulting from increased FDIC premiums, including a $0.3 million special assessment levied by the FDIC as well as an increase in salaries and employee benefits of $0.2 million (4.3%) associated with normal cost of living increases and a decrease in tax provision of $0.2 million (13.7%)

Total interest income on loans decreased $0.5 million (5.2%) during the third quarter of 2009 compared to the third quarter of 2008.  The decrease reflected the net effect of declining rates throughout 2008, which more than offset interest income increases due to loan growth from year to year.  Average loan yields declined 70 basis points to 6.04% for the third quarter of 2009  compared to 6.74% for the third quarter of 2008, which resulted in a $2.1 million decrease in interest income for the 2009 third quarter compared to the third quarter of 2008.  This decline was partially offset by an increase of $1.6 million resulting from increased volume in interest-earning assets for the third quarter of 2009 compared to the third quarter of 2008.  In particular,  average loans increased $14.0 million from $584.1 million for the quarter ended September 30, 2008 to $598.1 million for the quarter ended September 30, 2009.

Investment security interest income decreased $0.1 million (13.2%) during the third quarter of 2009 compared to the third quarter of 2008.  This change is primarily the result of a decrease of 72 basis points in the average tax equivalent quarterly yield derived from all investments to 4.17% as of September 30, 2009 compared to 4.89% as of September 30, 2008.

Despite an increase in average interest bearing deposits from $500.0 million for the quarter ended September 30, 2008 to $553.8 million for the quarter ended September 30, 2009, declining interest rates caused a $0.5 million (22.9%) decrease in interest expense comparing the 2009 and 2008 third quarters.  Multiple reductions to the target rate established by the Federal Open Market Committee reduced interest paid in 2008 on the Bank’s variable rate deposit products. Annualized yields on interest-bearing deposits declined 52 basis points to 1.21% for the third quarter of 2009 from 1.73% for the third quarter of 2008.

Non-interest income increased $0.3 million (10.8%) during the third quarter of 2009 compared to the same period of 2008.  This increase is primarily the result of an increase in net gains from the sale of loans.  Increased volumes of mortgage refinancing in the third quarter of 2009 compared to the third quarter of 2008 resulted in additional fees associated with the transaction closing, gains on sale of the loans in the secondary market and increases to Mortgage Servicing Rights (“MSRs”) held by the Bank.

A summary of the change in income for the quarters ended September 30, 2009 and 2008 appears below:
Three Months Ended	September 30,	September 30,	2009
	2009	2008	Over (Under)
	(Unaudited)	(Unaudited)	2008
Revenue and Expenses: (000’s)
Interest income	$10,014	$10,678	$(664)
Interest expense	(1,687)	(2,204)	517
Net interest income before provision for loan losses	8,327	8,474	(147)
Provision for loan losses	(552)	(200)	(352)
Net interest income after provision for loan losses	7,775	8,274	(499)
Non-interest income	3,439	3,104	335
Non-interest expenses	(7,803)	(7,312)	(491)
Income from operations	3,411	4,066	(655)
Tax Provision	1,171	1,357	(186)
Net income	$2,240	$2,709	$(469)

Nine Months Ended September 30, 2009 and 2008

Net income for the nine months ended September 30, 2009 decreased $1.1 million (13.0%) compared to the nine months ended September 30, 2008.  The decrease was the net result of the following:

•	a decrease of $0.4 million in net interest income;
•	an increase of $0.7 million in the provision for loan losses;
•
an increase of $1.1 million in non-interest income, which resulted from a $1.5 million increase in mortgage production income for the nine months ended September 30, 2009 compared to the same period in 2008, offset by non-interest income of $0.6 million from the receipt of non-taxable Bank Owned Life Insurance (BOLI) death benefit proceeds realized in 2008 that did not recur in 2009; and

•	an increase of $1.1 million in non-interest expense resulting primarily from increased FDIC premiums, including a $0.3 million special assessment levied by the FDIC.

Interest income on loans for the first three quarters of 2009 decreased $2.3 million (7.9%) from the same period of 2008.  This decrease was the net result of increases due to volume and decreases due to yield.  Average loans increased $16.0 million for the nine-month period ended September 30, 2009 compared to the first nine months of 2008, providing a $0.8 million increase to interest income, which was more than offset by the effect of lower interest rates which caused interest income to decrease by $3.1 million as loan yields declined 70 basis points from 6.74% to 6.04% from the prior year.

Interest income on investment securities decreased $0.3 million (8.2%) during the first nine months of 2009 compared to the same period in 2008.  This change is primary the result of a decrease of 32 basis points in the average tax equivalent year-to-date yield derived from all investments to 4.58% as of September 30, 2009 compared to 4.90% as of September 30, 2008.

Interest expense on deposits for the first nine months of 2009 decreased $2.2 million (29.7%) from the first nine months of 2008.  This decrease was the net result of decreases due to yield and increases due to volume.  A $2.7 million decrease in interest expense caused by a 63 basis point decrease in the yield on interest bearing deposits from 1.92% to 1.29% was offset by a $0.5 million increase due to growth in the average balance of interest-bearing deposits over the first nine months of 2008 versus the first nine months of 2009.

New deposits between September 30, 2008 and September 30, 2009 included short-term, low-yielding liabilities due to the growth in personal checking and municipal deposits, as well as time deposits, at current historically low rates.  This trend has helped the Bank maintain a strong net interest margin compared to other banks in its peer group as determined from information published by the Federal Financial Institutions Examination Council (“FFIEC”) in its most recently published June 30, 2009 peer analysis, the Uniform Bank Performance Report (“UBPR”).  Information in the UBPR is compiled by the FFIEC and while management believes such information to be accurate, the Corporation assumes no responsibility for any inaccuracies in such information.

Non-interest income increased $1.1 million (11.1%) for the first nine months of 2009 versus the comparable period in 2008.  This increase is attributable to the increase in mortgage production income for the nine months ending September 30, 2009 compared to non-recurring income realized in the nine months ending September 30, 2008.  Mortgage production income increases are the result of record high volumes of refinancing which occurred on residential real estate loans in the first three quarters of 2009 as a result of low rates.  The $1.5 million increase in mortgage production income included $0.3 million in closing fees, $0.4 million in mortgage servicing rights and $0.8 million on the gain on the sale of the loans over par.  Non-interest income in 2008 included non-recurring income of $0.1 million from VISA stock redeemed in conjunction with that company’s initial public offering and a gain of $0.6 million attributable to non-taxable Bank Owned Life Insurance death benefit proceeds of $1.6 million.

Non-interest expense increased $1.1 million (5.2%) during the nine months ended September 30, 2009 compared to the same period in 2008.  The largest single component of the increase was FDIC insurance premiums.  The increase included a one time assessment of $0.3 million and regular FDIC premium increases of $0.6 million, totaling $0.9 million of the $1.1 million increase to non-interest expense.

Capital Adequacy

           Federal banking regulatory agencies have established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities.  The Bank’s Tier 1 capital to risk-weighted assets was 17.38% at September 30, 2009, above the 4.0% minimum required.  Total capital to risk-adjusted assets was 18.38%, also above the 8.0% minimum requirement.  The leverage ratio was at 13.25% compared to the 4.0% minimum requirement.

Subsequent Event

Effective October 23, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of the Bank of Elmwood, a Wisconsin state-chartered bank headquartered in Racine, Wisconsin from the FDIC.  The opportunity to expand the Bank’s presence from two locations in the Racine market to seven in the Racine and Kenosha market will provide significant benefits to the Bank and its customers.  The Bank will acquire a large base of new core deposits and loan relationships.

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At September 30, 2009, the Bank’s loan-related commitments, including standby letters of credit, totaled $74.3 million.  The Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to be sufficient to meet the cash requirements of its lending activities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The 2008 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4  -  CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  At September 30, 2009 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer of the Corporation and the Chief Financial Officer of the Corporation at the time, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1                 LEGAL PROCEEDINGS

There have been no material changes to the discussion in response to Item 3 of Part I of the 2008 Form 10-K.

ITEM 1A	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Corporation’s 2008 Annual Report on Form 10-K.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009 the Corporation did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 3                 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5                 OTHER INFORMATION

Not applicable

ITEM 6                 EXHIBITS

31.1 Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a)

31.2 Certification of Frederick R. Klug, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a)

32.1 Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2 Certification of Frederick R. Klug, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI CITY BANKSHARES CORPORATION

DATE:	November 3, 2009	/s/Ronald K. Puetz
Ronald K. Puetz
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 3, 2009	/s/Frederick R. Klug
Frederick R. Klug
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Tri City Bankshares Corporation
Index of Exhibits

                                   Exhibit No.

31.1	Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a-14(a)15d-14(a)

31.2	Certification of Frederick R. Klug, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Frederick R. Klug, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002