Form 10-K
period 2009-12-31
TRI CITY BANKSHARES CORP
filed 2010-03-26
CIK 313337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-09785

TRI CITY BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1158740
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6400 South 27th Street
Oak Creek, Wisconsin	53154
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(414) 761-1610

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act

$1.00 par value common stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [   ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [   ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [   ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __ Accelerated filer __ Non-accelerated filer [do not check if smaller reporting company] __
Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]  No  [ X ]

As of June 30, 2009, the aggregate market value of the shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $49,240,161.  As of March 26, 2010, 8,904,915 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated in

Annual report to shareholders for fiscal year ended December 31, 2009	Parts II and IV
Proxy statement for annual meeting of shareholders to be held on June 9, 2010	Part III
Form 10-K Table of Contents

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	21
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13	Certain Relationships and Related Transactions, and Director Independence Principal	21
Item 14	Accountant Fees and Services	21

PART IV

Item 15	Exhibits and Financial Statement Schedules	22
	Signatures	26

PART I

Item 1.	BUSINESS

THE REGISTRANT

Tri City Bankshares Corporation (the “Registrant”), a Wisconsin corporation, was organized in 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the “Bank”).  The Bank is a wholly owned subsidiary of the Registrant.

At December 31, 2009, the Registrant had total assets of $1.1 billion and total stockholders’ equity of $121.4 million.

THE BANK

The Bank was organized as a Wisconsin state-chartered bank in 1963 and converted to a national bank charter in 1969. The Bank is supervised by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank conducts business out of its main office located at 6400 South 27th Street, Oak Creek, Wisconsin.  The  Bank maintains 43 additional offices throughout Southeastern Wisconsin.

The Bank provides a full range of consumer and commercial banking services to individuals and businesses.  The basic services offered include demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, savings bonds, secured and unsecured consumer, commercial, installment, real estate and mortgage loans.  The Bank offers automated teller machine (“ATM”) services and debit cards.  In addition, the Bank maintains an investment portfolio consisting primarily of U.S. government sponsored agency and state and political subdivision securities.

As is the case with banking institutions generally, the Bank derives its revenues from interest on its loan and investment portfolios and fee income related to loans and deposits.  The sale of alternative investment products provides additional fee income.  The source of funds for the lending activities are deposits, repayment of loans, maturity of investment securities and short-term borrowing through correspondent banking relationships and the Federal Reserve Board Bank of Chicago.  Principal expenses are the interest paid on deposits and borrowings, and operating and general administrative expenses.

THE ACQUISITION

Effective October 23, 2009 (the “Acquisition Date”), the Bank acquired substantially all of the assets and assumed substantially all of the liabilities, including the insured and uninsured deposits, of Bank of Elmwood (the “Acquired Bank”), a Wisconsin state-chartered bank headquartered in Racine, Wisconsin from the FDIC, as receiver for the Acquired Bank (the “Acquisition”).

LENDING ACTIVITIES

The Bank offers a range of lending services including secured and unsecured consumer, commercial, installment, real estate and mortgage loans to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area.  The Bank’s total loans as of December 31, 2009 were $787.9 million, or approximately 70.1% of total assets.  Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, the cost and availability of funds and government policy.

The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity.  The policy establishes lending authority for each individual loan officer, the officer loan committee and the Board of Directors.  All loans to directors and executive officers are approved by the Board of Directors with the interested director abstaining.  The Bank’s loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans.  The Bank’s lending strategy is focused on the development and maintenance of a high quality loan portfolio.

The Bank’s residential real estate loans are collateralized by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units.  The Bank’s residential real estate loans generally are repayable in monthly installments based on up to a thirty-year amortization schedule.

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

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various personal, household or family purposes, payable on an installment basis.  The loans are generally for terms of five years or less and are collateralized by liens on various personal assets of the borrower.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities.  The majority of the Bank’s deposits are generated from the Bank’s market area.  Generally, the Bank attempts to maintain the rates paid on deposits at a competitive level in its market area.  The Bank considers the majority of its regular savings, investor’s choice, demand, NOW and money market deposit accounts (which comprised 76.1% of the Bank’s total deposits at December 31, 2009) to be core deposits.  Approximately 23.9% of the Bank’s deposits at December 31, 2009 were certificates of deposit (“CDs”).  CDs of $100,000 and over made up approximately 42.3% of the Bank’s total CDs at December 31, 2009.    For additional information regarding the Bank’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management” and Note 12 of Notes to Consolidated Financial Statements, both of which are contained in the Registrant’s 2009 Annual Report to Shareholders (“2009 Shareholder Report”), which discussion is incorporated by reference in Item 8 below.

INVESTMENTS

The Bank invests a portion of its assets in obligations of U.S. government-sponsored entities, (Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and the Federal Home Loan Bank), state, county and municipal obligations and federal funds (“Fed Funds”) sold.  While the Federal Home Loan Bank is a U.S. government sponsored entity, the Bank’s investments in Federal Home Loan Bank securities are not guaranteed by the U.S. Government.  The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  For further information regarding the Registrant’s investment portfolio, see Note 4 of Notes to Consolidated Financial Statements in the 2009 Shareholder Report, incorporated by reference in Item 8 below.

SUPERVISION AND REGULATION

The Registrant and the Bank are subject to extensive supervision and regulation by federal and state agencies.  The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on the Registrant’s business.  This discussion is qualified in its entirety by reference to such regulations and statutes.

Bank Holding Company

The Registrant is a legal entity separate and distinct from its subsidiaries and affiliated companies.  As a registered bank holding company, the Registrant is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve Board System (the “Federal Reserve Board”).

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

Subsidiary Bank

The Bank is subject to regulation and examination primarily by the OCC and secondarily by the FDIC.

The Bank is subject to certain restrictions imposed by the Federal Reserve Board Act and Federal Reserve Board regulations regarding such matters as the maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities of the bank holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower.

Non-Banking Subsidiaries

The Registrant’s non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.

Other Regulatory Agencies

SECURITIES AND EXCHANGE COMMISSION (“SEC”).  The Registrant is also under the jurisdiction of the SEC and certain states securities commissions for matters relating to the offering and sale of its securities.  The Registrant is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.

THE FDIC/DEPOSITORY INSURANCE FUND.  The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and subject to premium assessments to maintain the Deposit Insurance Fund.

The FDIC uses a risk-based assessment system that imposes insurance premiums on a four-tier risk matrix based upon a bank’s capital level and supervisory, or CAMELS, rating.  On February 27, 2009, the FDIC adopted a final rule that changes the way its assessment system differentiates risk and changes assessment rates beginning April 1, 2009.  The Bank is currently in the lowest risk category and pays deposit assessments ranging from 12 to 14 cents per $100 of assessable deposits.  The FDIC also imposed an emergency special assessment of 20 cents per $100 of assessable deposits on all insured institutions on June 30, 2009, which was collected on September 30, 2009.  The FDIC is also permitted to impose an emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance. On November 12, 2009, the FDIC issued new assessment regulations that required FDIC-insured institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  While the full prepayment was made in 2009, the quarterly amounts will not be reflected as a charge against earnings until the periods to which they apply.

The FDIC may terminate insurance coverage upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

Bank Holding Company Act

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.

The BHCA and other federal and state statutes regulate acquisitions of commercial banks.  The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company  of more than 5% of the voting shares of a commercial bank or its parent holding company.  Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

In 1999, Congress enacted the Gramm-Leach-Bliley Act (the “GLB Act”), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations.  Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.  The GLB Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.  Under the GLB Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Registrant has chosen not to become certified as a financial holding company at this time.  The Registrant may reconsider this determination in the future.

Capital Adequacy and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories.  The federal regulatory agencies, including the Federal Reserve Board and the OCC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions.  This system is based on five capital level categories for insured depository institutions: “well-capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.”

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

The Registrant and the Bank were deemed well capitalized as of both December 31, 2009 and 2008. Additional information regarding the Registrant’s and the Bank’s capital requirements and ratios can be found in Note 19 of the Notes to the Consolidated Financial Statements which are contained in the Registrant’s Annual Shareholders Report and incorporated by reference in Item 8, below.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and assigned ratings.  As of December 31, 2009, the most recent performance evaluation by the OCC (conducted in February 2006) resulted in an overall rating of “satisfactory” for the Bank.

Recent Regulatory Developments

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of Treasury (the “U.S. Treasury”) and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress.  Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the “Troubled Asset Relief Program” or “TARP”) and the direct purchase by the U.S. Treasury of equity of healthy financial institutions (the “Capital Purchase Program” or “CPP”).  The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.  The limits are presently scheduled to return to $100,000 on December 31, 2013.

Among other programs and actions taken by the U.S. regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system.  The TLGP comprises the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).  The DGP guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009.  The FDIC extended the DGP, on an emergency basis only, through April 30, 2010.  The Bank did not participate in the DGP.

The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions.  The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA.  The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until June 30, 2010.  The Bank currently participates in the TAGP.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law.  Section 7001 of the ARRA amended Section 111 of the EESA in its entirety.  Among other things, ARRA significantly expands the executive compensation restrictions previously imposed by the EESA.  Such restrictions apply to any entity that has received financial assistance provided under TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the CPP, remains outstanding.  Since the Registrant elected not to participate in the CPP, Section 7001 of the ARRA does not apply to it.

Dividend Restrictions

Current federal banking regulations impose restrictions on the Bank’s ability to pay dividends to the Registrant.  These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the OCC and a prohibition on paying dividends that would cause the Bank’s total capital to be less than the required minimum levels under the risk-based capital requirements.  The Bank’s regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices or reduce the Bank’s total capital below adequate levels.

The Registrant’s ability to pay dividends to its shareholders may also be restricted.  Under current Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to, and commit resources to support, the Bank.  Under this policy, the Federal Reserve Board may require the Registrant to contribute additional capital to the Bank, which could restrict the amount of cash available for dividends.

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

USA PATRIOT Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and related regulations, among other things, require financial institutions to establish programs specifying procedures for obtaining identifying information from customers and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  The Bank has established policies and procedures that the Registrant believes comply with the requirements of the USA PATRIOT Act.

Monetary Policy

The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions’ deposits.  These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as interest rates charged on loans and paid on deposits.

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

INDUSTRY RESTRUCTURING

For well over a decade, the banking industry has been undergoing a restructuring process that is anticipated to continue.  The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.  In addition, bills have been introduced in the U.S. House of Representatives and are expected to be introduced in the U.S. Senate shortly, that would significantly reconfigure the regulatory structure for banks and bank holding companies, generally.

COMPETITION

The banking industry is highly competitive.  The Bank competes for loans, deposits and other financial services in Southeastern Wisconsin.  In addition to local, regional and national banking competition in the markets it serves, the Bank competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial services companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Bank.

EMPLOYEES

As of December 31, 2009, the Registrant employed 399 full-time employees and 131 part-time employees.  The employees are not represented by a collective bargaining unit.  The Registrant considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

The following statistical information relating to the Registrant and its subsidiaries on a consolidated basis, as required by Guide 3 of the Securities Act Industry Guides, is set forth in the Management’s Discussion and Analysis of Financial Position and Results of Operations (“MD&A”) section of the 2009 Shareholder Report:

(1)

Average Balances and Interest Rates for each of the last three fiscal years;

(2)

Interest Income and Expense Volume and Rate Change for each of the last two years;

(3)

Investment Securities Portfolio Maturity Distribution at December 31, 2009;

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

	(Dollars in Thousands)
	December 31,

	2009	2008	2007	2006	2005
Nonaccrual loans	$ 24,457	$ 2,930	$ 2,024	$ -	$ 1,905
Loans past due 90 days or more	9,391	5,684	3,703	3,417	1,005
Total nonperforming loans	$ 33,848	$ 8,614	$ 5,727	$ 3,417	$ 2,910

Ratio of nonaccrual loans to total loans	3.10%	0.49%	0.35%	-%	0.36%
Ratio of nonperforming loans to total loans	4.30%	1.44%	0.98%	0.64%	0.56%

Interest income of $126,563 was recognized during 2009 on loans that were accounted for on a nonaccrual basis. Additional interest income would have been recognized during 2009 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were three loans at December 31, 2009 classified as troubled debt restructuring whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  There were no loans classified as troubled debt restructuring at December 31, 2008 or December 31, 2007.

RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

	Year Ended December 31,
	2009	2008	2007
Percentage of net income to:
Average stockholders’ equity	20.16%	10.21%	9.49%
Average total assets	2.67%	1.46%	1.36%

Percentage of dividends declared per
common share to net income per
common share	43.56%	83.99%	88.54%

Percentage of average stockholders’
equity to daily average total assets	13.24%	14.33%	14.36%

SHORT-TERM BORROWINGS
(Dollars in Thousands)

Information relating to short-term borrowings follows:

	Federal Funds Purchased	Other Short-
	and Securities Sold Under	term
	Agreements to Repurchase	Borrowings
Balance at December 31:
2009	$ -	$ 1,812
2008	$ -	$ 3,911
2007	$ 12,851	$ 2,171
Weighted average interest rate at year end:
2009	0.18%	0.00%
2008	0.00%	0.07%
2007	4.49%	4.13%
Maximum amount outstanding at any month’s end:
2009	$ 33,384	$ 1,622
2008	$ 24,332	$ 3,911
2007	$ 38,083	$ 5,229
Average amount outstanding during the year:

2009	$ 4,708	$ 934
2008	$ 4,949	$ 1,488
2007	$ 12,489	$ 1,494
Average interest rate during the year:

2009	0.61%	0.00%
2008	1.96%	1.77%
2007	5.12%	4.84%

Fed Funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Other short-term borrowings generally mature within 90 days.

AVAILABLE INFORMATION

The Registrant maintains a website at www.tcnb.com.  The  Registrant  makes  available  through its  website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-k, and amendments to the reports (“SEC Reports”), as soon as reasonably practicable after the Registrant electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”).  The Registrant’s SEC reports can be accessed through the “About TCNB” link of its website.  The Registrant’s web address is included as an inactive textual reference only and the information thereon shall not be deemed to be incorporated by reference in this Report.  Any reference to an SEC report available on the Registrant’s website is qualified with reference to any later-dated SEC report, regardless of whether such later-dated SEC report is immediately available on the Registrant’s website.

Item 1A.   RISK FACTORS

Cautionary Statements Relating To Forward-Looking Information And Risk Factors.

This Report and the documents and materials incorporated herein, as well as other SEC Reports contain forward-looking statements, and the Registrant and its representatives may, from time to time, make written or verbal forward-looking statements. Forward-looking statements relate to developments, results, conditions or other events the Registrant expects or anticipates will occur in the future. The Registrant intends words such as "believes," "anticipates," "plans," "expects" and similar expressions to identify forward-looking statements. Without limiting the foregoing, those statements may relate to future economic or interest rate conditions, loan losses and allowances, loan and deposit growth, new branches and the competitive environment. Forward-looking statements are based on management's then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the following important risk factors that could cause actual results to differ materially from those predicted by the forward-looking statements.

An investment in the Registrant's common stock carries certain risks. Investors should carefully consider the risks described below and other risks, which may be disclosed from time to time in the Registrant's SEC Reports, before investing in the Registrant's securities.

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

The economic downturn has also resulted in the failure of a number of prominent financial institutions, resulting in further losses as a consequence of defaults on securities issued by them and defaults under contracts with such entities as counterparties.  In addition, declining asset values, defaults on mortgages and consumer loans, the lack of market and investor confidence and other factors have all combined to cause rating agencies to lower credit ratings and to otherwise increase the cost and decrease the availability of liquidity.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining collateral values.  Although the U.S. government, the Federal Reserve Board, and other regulators took numerous steps in 2008 and 2009 to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations, asset values have continued to decline, and access to liquidity continues to be very limited.

Uncertainty in the financial markets could result in lower fair values for investment securities held by the Registrant and the Bank.

The upheaval in the financial markets over the past two years has adversely impacted all classes of securities and has resulted in volatility in the fair values of our investment securities.  Issues with credit quality of the securities could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on results of operations.

The Bank may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose us to credit risk – the risk of a default by a counterparty.  In addition, our credit risk may be heightened when the collateral we hold cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of our credit or derivative exposure.  Any such losses could have a material adverse effect on our financial condition and results of operations.

Fluctuating interest rates impact our results of operations and our equity.

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, changes in local market conditions, changes in the habits of the public, declines in real estate market values, increases in tax rates and other operating expenses, and the policies of regulatory authorities, including the monetary and fiscal policies of the Federal Reserve Board.  Changes in the economic environment may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  While the Bank has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk.  The Bank is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, a rise in unemployment, tightening money supply, and domestic and international disorder and instability in domestic and foreign financial markets.

The Bank’s profitability depends to a large extent upon its net interest income, which is the difference (or “spread”) between interest income received on interest earning assets, such as loans and investments, and interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank’s net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and the Bank’s ability to respond to changes in such rates.  At any given time, the Bank’s assets and liabilities will be such that they are affected differently by a given change in interest rates.  As a result, an increase or decrease in rates could have a positive or negative effect on the Bank’s net income, capital and liquidity.

The mismatch between maturities and interest rate sensitivities of balance sheet items (i.e., interest-earning assets and interest-bearing liabilities) results in interest rate risk, which risk will change as the level of interest rates changes.  The Bank’s liabilities consist primarily of deposits, which are either of a short-term maturity or have no stated maturity.  These latter deposits consist of NOW accounts, demand accounts, savings accounts and money market accounts.  These accounts typically can react more quickly to changes in market interest rates than the Bank’s assets because of the shorter maturity (or lack of maturity) and repricing characteristics of these deposits.  Consequently, sharp increases or decreases in market interest rates may impact the Bank’s earnings negatively or positively, respectively.

To manage vulnerability to interest rate changes, the Bank’s management monitors the Bank’s interest rate risks.  The Bank’s officers have established investment policies and procedures, which ultimately are reported to the Board of Directors.  Management and the Board of Directors generally meet quarterly and review the Bank’s interest rate risk position, loan and securities repricing, current interest rates and programs for raising deposit-based maturity gaps, including retail and non-brokered deposits, and loan origination pipeline.  The Bank’s assets and liabilities maturing and repricing within one year generally result in a negative one-year gap, which occurs when the level of liabilities estimated to mature and reprice within one year is greater than the level of assets estimated to mature and reprice within that same time frame.  If interest rates were to rise significantly, and for a prolonged period, the Bank’s operating results could be adversely affected.  Gap analysis attempts to estimate the Bank’s earnings sensitivity based on many assumptions, including, but not limited to, the impact of contractual repricing and maturity characteristics for rate-sensitive assets and liabilities.

Changes in interest rates will also affect the level of voluntary prepayments on the Bank’s loans and the receipt of payments on the Bank’s mortgage-backed securities, resulting in the receipt of proceeds that the Bank may have to reinvest at a lower rate than the loan or mortgage-backed security being prepaid. Finally, changes in interest rates can result in the flow of funds away from the banking institutions into investments in U.S. government and corporate securities, and other investment vehicles that, because of the absence of federal insurance premiums and reserve requirements, among other reasons, generally can pay higher rates of return than banking institutions.

We are vulnerable because of the concentration of our business in a limited geographic area, and because of our focus on providing certain types of loan products to small to medium business customers.

Most of the Bank’s loans are to businesses and individuals in Wisconsin (and primarily in Milwaukee, Ozaukee, Racine, Kenosha and Waukesha Counties), and any general adverse change in the economic conditions prevailing in these areas could reduce the Bank’s growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on the results of operations and financial condition of the Bank.  If these areas experience adverse economic, political or business conditions, the Bank would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

One of the primary focal points of the Bank’s business strategy is serving the banking and financial services needs of small to medium-sized businesses in the Bank’s geographic region.  Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions deteriorate in the Milwaukee, Ozaukee, Racine, Kenosha and Waukesha County regions of Wisconsin, the businesses of the Bank’s lending clients and their ability to repay outstanding loans may be negatively affected.  As a consequence, the Bank’s results of operations and financial condition may be adversely affected.

The Bank offers fixed and adjustable interest rates on loans, with terms of up to 30 years.  Although the majority of the residential mortgage loans that the Bank originates are fixed-rate mortgages, adjustable-rate mortgage (“ARM”) loans increase the responsiveness of the Bank’s loan portfolio to changes in market interest rates.  However, because ARM loans are more responsive to changes in market interest rates than fixed-rate loans, ARM loans also increase the possibility of delinquencies in periods of high interest rates.

The Bank also originates loans collateralized by mortgages on commercial real estate and multi-family residential real estate.  Since these loans usually are larger than one-to-four family residential mortgage loans, they generally involve greater risks than one-to-four family residential mortgage loans.  In addition, since customers’ ability to repay these loans often is dependent on operating and managing those properties successfully, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans collateralized by one-to-four family residential properties.  Moreover, the commercial real estate business is subject to downturns, overbuilding and local economic conditions.

The Bank also makes construction loans for residences and commercial buildings, as well as on unimproved property.  While these loans, because of their shorter (1-3 year) terms, enable the Bank to increase the interest rate sensitivity of its loan portfolios and receive higher yields than those obtainable on permanent residential mortgage loans, the higher yields correspond to higher risk construction lending.  These include risks associated generally with loans on the type of property collateralizing the loan.  Moreover, commercial construction lending often involves disbursing substantial funds with repayment dependent largely on the success of the ultimate project instead of the borrower’s or guarantor’s ability to repay.  Again, adverse conditions in the real estate market or the economy generally can impact repayment of commercial construction loans more severely than loans collateralized by one-to-four family residential properties.

We operate in a highly regulated environment, which could increase our cost structure or have another negative impact on our operations.

We are subject to extensive state and federal government supervision, regulation and control.  Existing state and federal banking laws subject us to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of our business.  There can be no assurance that future legislation or government policy will not adversely affect the banking industry or our operations to the advantage of our non-bank competitors.  In addition, economic and monetary policy of the Federal Reserve Board may increase our cost of doing business and affect our ability to attract deposits and make loans.  The techniques used by the Federal Reserve Board include setting the reserve requirements of banks and establishing the discount rate on bank borrowings. The policies of the Federal Reserve Board have a direct effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon.

Recent legislative and regulatory actions taken to stabilize the United States banking system and additional actions being considered may not succeed or may disadvantage us.

In response to the recent financial market crisis, the United States government, specifically the U.S. Treasury, the Federal Reserve Board and the FDIC, working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under EESA.  EESA followed, and has been followed by, numerous actions by the Federal Reserve Board, United States Congress, Department of Treasury, FDIC, SEC and others to address the current liquidity and credit crisis.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks, the lowering of the Fed Funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the financial sector.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system.  However, there can be no assurance as to the actual impact the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced by some institutions, and they may not have the desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, and results of operations could be materially adversely affected.

The U.S. Treasury is currently developing additional programs to further alleviate the ongoing financial crisis.  There can be no assurance that we will be able to, or wish to, participate in future programs.  If we do not participate in any such programs, it may have a material adverse effect on our competitive position, financial condition and results of operations.

We are subject to increases in FDIC insurance premiums, a one-time special assessment by the FDIC and a requirement to prepay premiums to the FDIC.

Effective January 1, 2007, the FDIC adopted a risk-based system for assessment of deposit insurance premiums under which all institutions are required to pay at least minimum annual premiums.  In addition, in an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the United States, the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009.  The system categorizes institutions into one of four risk categories depending on capitalization and supervisory rating criteria.  Further, in February 2009, the FDIC issued an interim rule to impose a special one-time 20 bps assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009.  Due to these changes to the FDIC rate structure, our FDIC insurance expense increased significantly for 2009 and further increases could have a material adverse effect on our future results of operation.

In addition, on November 12, 2009, the FDIC issued new assessment regulations that required FDIC-insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

If we have significant loan losses, we would need to further increase our allowance for loan losses and our earnings would decrease.

Our loan customers may not repay their loans according to their terms, and the collateral securing the repayment of these loans may be insufficient to assure repayment.  The risk of nonpayment of loans is inherent in commercial banking and such nonpayment, if it occurs, may have a material adverse effect on our results of operations and overall financial condition. Management attempts to minimize our credit exposure by carefully monitoring the concentration of its loans within specific industries and through prudent loan underwriting and approval procedures, including a determination of the creditworthiness of borrowers and the value of the assets serving as collateral for repayment of certain loans.  However, there can be no assurance that such monitoring and procedures will reduce our lending risks.

If we have underestimated our allowance for loan losses, we may have to take additional charges to our income to restore the balance in allowance.

The Bank makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors.  The Bank’s allowance for loan losses is established by management and is maintained at a level considered adequate by management to absorb loan losses that are probable and inherent in the Bank’s portfolio.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Bank’s control, and such losses may exceed current estimates.  Although the Bank’s management believes that the allowance for loan losses as of the end of each fiscal quarter is adequate to absorb probable and estimatible losses in its portfolio of loans, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

In addition, federal and state regulators periodically review the Bank’s allowance for loan losses and may require the Bank to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of the Bank’s management.  Any increase in the Bank’s allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on the operating results of the Bank.

Non-performing loans at December 31, 2009 were $33.8 million, compared to $8.6 million at December 31, 2008.  Of the $25.2 million (or 293%) increase, $20.4 million was attributable to the Acquisition and $4.8 million was attributable to the continued difficult economic conditions.  Management believes that the recent increase in non-performing loans is a result of normal business fluctuations and the recent downturn in the real estate loan market and the U.S. and local economies in general.  No assurance can be given that non-performing loans will not increase in the future.

We are subject to environmental liability risk associated with collateral securing our real estate lending.

Because a significant portion of our loan portfolio is secured by real property, from time to time we may find it necessary to foreclose on and take title to properties securing such loans.  In doing so, there is a risk that hazardous or toxic substances could be found on those properties.  If such substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  We may also be required to incur substantial expenses that could materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future environmental laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we are careful to perform environmental reviews on properties prior to loan closing, our reviews may not detect all environmental hazards.

An increase in the competition in markets the we serve could negatively impact our results.

The financial services industry is highly competitive.  We face intense competition from financial institutions in our market area and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that are aggressively expanding into markets traditionally served by banks.  Many of our non-bank competitors are not subject to the same degree of regulation as are imposed on bank holding companies, federally insured banks and Wisconsin-chartered state banks.  As a result, such non-bank competitors may have advantages over us in providing certain services.  We also compete indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition and resources than we do.  Expanded interstate banking may increase competition from out-of-state banking organizations and other financial institutions.  As a small bank relative to many of our competitors, we may lack the resources to compete effectively in the financial services market.

We may not be able to effectively implement new technology, that could put us at a competitive disadvantage and negatively impact our results.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend in part on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations.  A number of our competitors may have substantially greater resources to invest in technological improvements.  There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Bank’s computer system or otherwise, could severely harm the Bank’s business.

As part of the Bank’s normal course of business, it collects, processes and retains sensitive and confidential customer information.  Despite the security measures the Bank has in place, its facilities and systems, and those if its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Bank or its vendors, could severely damage its reputation, expose it to the risk of litigation and liability, disrupt its operations and harm its business.

Our Shareholders may not be able to liquidate their holdings of our common stock when desired.

Our stock is thinly traded.  While the stock is quoted on the Over-the-Counter Bulletin Board, shareholders may be unable to resell their stock quickly or on favorable terms.

Customers may decide not to use banks to complete their financial transactions, which could result in a loss of income to us.

Technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, customers can now pay bills and transfer funds directly without going through a bank. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

We rely on the accuracy and completeness of information about customers or counterparties, and inaccurate or incomplete information could negatively impact our financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by such customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are inaccurate or misleading.

We may not be able to quickly and successfully assimilate the Acquired Bank’s operations into ours.

Although we completed the Acquisition approximately five months ago and have begun the process of integrating the Acquired bank’s operations into our own, we cannot provide any assurance that we will not experience unforeseen delays, difficulties or costs that will prevent us from completing the integration process in an efficient manner.  Thus, we may not realize the full benefits of the Acquisition as quickly as we expected, or at all.

We may have underestimated the potential for losses in the loan portfolio that we acquired in the Acquisition.

The preliminary fair value estimates for acquired loans were based on an expected cash flow methodology that considered factors including the type of loan, related collateral, classification status, fixed or variable interest rate, term of loan, whether the loan was amortizing, local market economic conditions and underwriting risk and methodology employed by the Acquired Bank.  In calculating expected cash flows, Bank management made additional assumptions regarding prepayments, the timing of defaults and the loss severity of defaults.  The loan valuations reflect the fact the Acquisition was completed as a whole bank purchase without any loss sharing provision on post acquisition loan losses between the Bank and the FDIC, such that the Bank bears all risk of future loan losses.  The Bank could realize significant future losses if it receives less future cash flows on the acquired loans than were estimated.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

Tri City National Bank has forty-four locations in Southeastern Wisconsin, including Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant, South Milwaukee, Racine, Kenosha and Mount Pleasant.  The Bank owns fourteen of its locations and leases thirty locations; the leased locations include twenty-three full service banking centers located in grocery stores.

Registrant believes that its bank locations are in buildings that are attractive, efficient and adequate for their operations, with sufficient space for parking and drive-in facilities.

Item 3.   LEGAL PROCEEDINGS

The Registrant is not party to any material legal proceedings other than routine litigation arising in the ordinary course of conducting the Registrant’s and the Bank’s business.

Item 4.   RESERVED

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR AND DIVIDENDS ON COMMON STOCK

Information pertaining to the market price of and dividends on the Registrant’s common equity and related stockholder matters specified in Item 201 of Regulation S-K and required under Item 5(a) of Form 10-K is incorporated herein by reference to the 2009 Shareholder Report under the caption “Market for Corporation’s Common Stock and Related Stockholder Matters” (Page 30).

RECENT SALES OF UNREGISTERED SECURITIES

During the three-year period ended December 31, 2009, the Registrant sold a total of 102,915 unregistered shares of its common stock under its Dividend Reinvestment Plan (“DRIP”) at a per-share price of $19.35 per share and aggregate consideration of approximately $1,991,000.  The most recent such sale occurred in January 2008 after which the DRIP was terminated.  All of these shares were sold to persons who were shareholders of the Registrant as of the respective dividend record dates who had elected to and participated in the DRIP from time to time.  At the time the DRIP was terminated in January 2008 there were approximately 390 shareholders who were participating in the DRIP.  The shares were issued in lieu of cash dividends that would otherwise have been paid to the participants.

All the shares issued under the DRIP, in excess of the 250,000 shares that were originally registered when the DRIP was established, including the approximately 102915 shares mentioned above, were offered and sold without registration under the Securities Act of 1933 (“Securities Act”) and no exemption from the registration requirements of the Securities Act may have been available to the Registrant in respect thereof.  If these offerings were held to be in violation of the Securities Act of 1933, the Registrant could be required to repurchase the shares sold to purchasers in these offerings at the original purchase price, plus statutory interest from the date of purchase, less dividends received by purchasers on the shares, for a period of one year following the date of the violation.  The Registrant believes that any liability that could arise out of its sale of securities without registration would not be material, although there can be no assurance to such effect.

Although these shares were issued and sold without registration under the Securities Act of 1933, they were nevertheless validly issued under the Wisconsin Business Corporation Law and the Registrant’s Articles of Incorporation and are issued and outstanding for all purposes with all rights (such as voting, dividend and liquidation rights) as all other issued and outstanding shares of the Registrant’s common stock.

Detailed historical information about the Registrant’s sale of registered and unregistered shares pursuant to the DRIP from October 2002 through termination of the DRIP in January 2008 is included in Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.  Such information is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant did not repurchase any shares of its common stock during the fourth quarter of 2009.

Item 6.   SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to the 2009 Shareholder Report under the caption "Selected Financial Data" (Page 30).

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 is incorporated herein by reference to the 2009 Shareholder Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 31).

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference to the 2009 Shareholder Report under the caption “Quantitative and Qualitative Disclosures About Market Risk” (Pages 24  to 27).

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to the 2009 Shareholder Report under the caption “Consolidated Financial Statements and Supplementary Data” (Pages 32 to 61).

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES

The Registrant maintains a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  At year end, the Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Registrant, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Registrant concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The Registrant’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in 13a-15(f) and 15d-15(f) under the Exchange Act.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the acquisition, use and disposition of the assets of the Registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Registrant are being made only in accordance with authorizations of management and directors of the Registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrant’s assets that could have a material effect on interim or annual consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management, with the participation of its CEO and the CFO, conducted an evaluation of the effectiveness of the Registrant’s internal controls over financial reporting as of December 31, 2009 based on the framework and criteria established in Internal Controls – Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that the Registrant’s internal control over financial reporting is effective as of December 31, 2009.

This annual report on Form 10-K does not include an attestation of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Registrant to provide only management’s report in this annual report on Form 10-K.

There have been no changes in the Registrant’s internal control over financial reporting identified in connection  with the evaluation discussed above that occurred during the Registrant’s  last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 9, 2010 (“The 2010 Proxy Statement”) under the captions entitled "Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance”.

The Registrant has a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  Copies of our Code of Ethics are available upon request, free of charge, by contacting the Registrant at 6400 South 27th Street, Oak Creek, Wisconsin, 53154.

Item 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the 2010 Proxy Statement under the caption entitled “Executive Compensation”.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the 2010 Proxy Statement under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the 2010 Proxy Statement under the caption entitled “Loans and Other Transactions with Management”.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the 2010 Proxy Statement under the caption entitled “Principal Accountant Fees and Services”.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2) Financial statements and financial statement schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(3)

Listing of Exhibits

Exhibit 2.1 -

Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of the Bank of Elmwood, Racine, Wisconsin, the Federal Deposit Insurance Corporation and Tri City National Bank, dated as of October 23, 2009 (incorporated herein by reference to Exhibit 2.1 to Registrant’s current report on Form 8-K filed October 28, 2009).

 Exhibit 3.1 -

Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s current report on Form 8-K filed February 12, 2003).

Exhibit 3.2 -

By-Laws (incorporated herein by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit 10.1* -

Summary of compensation arrangements with certain persons.

Exhibit 10.2* -

Summary of director compensation.

Exhibit 10.3* - Summary of executive bonus arrangements.

Exhibit 10.4

Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of the Bank of Elmwood, Racine, Wisconsin, the Federal Deposit Insurance Corporation and Tri City National Bank, dated as of October 23, 2009 (incorporated herein by reference to Exhibit 2.1 to Registrant’s current report on Form 8-K filed October 28, 2009).

Exhibit 13 -

Annual Report to Stockholders for the year ended December 31, 2009.

With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, and 8 of this Form 10-K, the 2008 Annual Report to Stockholders is not deemed filed as part of this report.

Exhibit 21 -

Subsidiaries of Registrant.

Exhibit 31.1

Certification of Chief Executive Officer pursuant to Rule 13a -14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended.

Exhibit 31.2

Certification of Chief Financial Officer pursuant to Rule 13a -14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended.

Exhibit 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*A Management contract or compensation plan or arrangement

(b)

Exhibits

See Item 15(a)(3)

(c)

Financial Statement Schedules

See Item 15(a)(2)

PART IV

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1), (2) and (b)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULES

CERTAIN EXHIBITS

Year Ended December 31, 2009

TRI CITY BANKSHARES CORPORATION

OAK CREEK, WISCONSIN

24

FORM 10-K-ITEM 15(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent registered public accounting firm of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2009, are incorporated by reference in Item 8:

Consolidated Balance Sheets-December 31, 2009 and 2008.

Consolidated Statements of Income-Years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders' Equity-Years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows-Years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements-Years ended December 31, 2009, 2008 and 2007.

Report of Independent Registered Public Accounting Firm.

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

TRI CITY BANKSHARES CORPORATION

BY: /s/ /Ronald K. Puetz
Ronald K. Puetz, President, Chairman and CEO
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ronald K. Puetz Ronald K. Puetz	President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	03/26/10

/s/ Scott A. Wilson Scott A. Wilson	Executive Vice President, Treasurer and Director	03/26/10

/s/ Robert W. Orth Robert W. Orth	Executive Vice President and Director	03/26/10

/s/ Scott D. Gerardin Scott D. Gerardin	Senior Vice President, General Counsel and Director	03/26/10

/s/ Frederick R. Klug Frederick R. Klug	Senior Vice President and Chief Financial Officer	03/26/10

/s/ Thomas W. Vierthaler Thomas W. Vierthaler	Vice President and Comptroller (Principal Accounting Officer)	03/26/10

/s/ Frank J. Bauer Frank J. Bauer	Director	03/26/10

/s/ William N. Beres William N. Beres	Director	03/26/10

/s/ Sanford Fedderly Sanford Fedderly	Director	03/26/10

/s/ William Gravitter William Gravitter	Director	03/26/10

/s/ Christ Krantz Christ Krantz	Director	03/26/10

/s/ Brian T. McGarry Brian T. McGarry	Director	03/26/10

/s/ Agatha T. Ulrich Agatha T. Ulrich	Director	03/26/10

/s/ David A. Ulrich, Jr. David A. Ulrich, Jr.	Director	03/26/10

/s/ William J. Werry William J. Werry	Director	03/26/10

EXHIBIT 10.1

Summary of Compensation

Arrangements with Certain Persons

The Bank’s executive officers do not have employment agreements with the Registrant.  Their salaries as of February 28, 2009 were as follows:

	Tri City	Tri City	Tri City
Name	Bankshares	National Bank	Capital Corp.	Total

Ronald K. Puetz	$ 44,000	$ 423,500	$ 1,500	$ 468,500
Robert W. Orth	$ 22,000	$ 344,300	$ 1,000	$ 367,300
Scott A. Wilson	$ 22,000	$ 311,300	$ 1,000	$ 334,300
Scott D. Gerardin	$ 5,500	$ 178,200		$ 183,700

In addition, executive officers are eligible to participate in the Bank’s bonus plan.

EXHIBIT 10.2

Summary of Director Compensation

Attached is Schedule B that details Board of Director and Committee Member compensation.  Directors that are salaried officers of the corporation receive no director or committee compensation.  Schedule B is approved annually by the Board of Directors.

EXHIBIT 10.2 Continued

SCHEDULE B

DECEMBER 9, 2009

DIRECTORS’ COMPENSATION:	Non-salaried Directors $17,600 annual retainer plus $1,650 per meeting attended of Tri City National Bank and $400 per meeting attended of Tri City Bankshares Corporation, payable quarterly

EXECUTIVE COMMITTEE:	Annual compensation, payable quarterly:
Ronald K. Puetz	Ronald K. Puetz – no compensation

William Gravitter	William Gravitter	$19,700
Sanford Fedderly	Sanford Fedderly	$13,400
Christ Krantz	Christ Krantz	$ 6,200
Brian T. McGarry	Brian T. McGarry	$ 6,200

Plus $1,650 per meeting attended

LOAN COMMITTEE:
William Werry, Chairman	Non-salaried Directors:
Robert W. Orth	Chairman $850 per meeting attended
Sanford Fedderly	Other members $550 per meeting attended
William Gravitter	Payable quarterly
Christ Krantz
Ronald K. Puetz
Scott A. Wilson
Brian T. McGarry

AUDIT COMMITTEE:
William N. Beres, Chairman	Chairman $11,000 per annum, payable quarterly
Sanford Fedderly	Non-salaried members $300 per meeting attended
Christ Krantz	Payable quarterly

CRA/COMPLIANCE COMMITTEE
Scott A. Wilson, Chairman	Non-salaried Directors:
David A. Urlich, Jr.	$300 per meeting attended, payable quarterly
Scott D. Gerardin
Georgia Franecki
Joseph Porter
Michael Koenen
William Zick
Mark Dandrea
Kristen Gagliano

 EXHIBIT 10.3

Summary of Officer Bonus Arrangements

Description

The officers of the Registrant and the Bank are eligible for a bonus calculated as a percentage of each officer’s base salary.  Executive officers of the Registrant participate in the plan on the same basis as all other participating officers.  The bonus is approved by the Board of Directors and the specific percentage award is determined based upon the Registrant’s return on average assets for the twelve-month period ending on November 30.  If the return on assets is less than one and one quarter percent (1.25%), no cash bonuses are paid under the plan.  The threshold bonus is 2% of salary, and the maximum is 20% of salary.

Other Provisions

If an officer’s employment is terminated for any reason before the bonus is paid, the officer forfeits all rights to the bonus.

This bonus arrangement does not give any officer the right to be retained in the employment of the Registrant and does not affect the right of the Registrant to terminate, with or without cause, any officer’s employment at any time.

The Registrant has the right to withhold from any compensation payable to an officer, or to cause the officer (or the executor or administrator of his or her estate or his or her distributee) to make payment of any federal, state, local or foreign taxes required to be withheld with respect to any payment.

The Board of Directors may amend, alter, suspend or discontinue the bonus arrangements as it shall at any time or from time to time determine in its sole discretion.

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

Name	Percentage of Shares Owned

Tri City National Bank	100.0%
(National Banking Association)

Tri City Capital Corporation	100.0%(1)
(Nevada Corporation)

Title Service of Southeast Wisconsin, Inc.	100.0%(1)
(Wisconsin Corporation)

(1) Owned by Tri City National Bank

TRI CITY BANKSHARES CORPORATION

Dear Shareholders,

The year has been eventful for Tri City Bankshares Corporation in a manner unlike any prior year in our history.  Under the guidance of the Board of Directors, management’s strategy during 2009 was to use the strength of the Corporation to capitalize on historically difficult times in the banking sector.

In October, only days before our forty-sixth anniversary, Tri City National Bank was the successful bidder in an FDIC-assisted purchase of the Bank of Elmwood in Racine, Wisconsin.  The Wisconsin Department of Financial Institutions declared that bank insolvent, and the FDIC immediately sold it to Tri City National Bank.  Your Corporation grew overnight from $780 million to $1.1 billion in total assets.  The five locations of the acquired bank nicely complement our existing offices in Sturtevant and Mount Pleasant, significantly increasing your bank’s market share in Racine County.

The financial performance in the annual report that follows is heavily influenced by purchase accounting requirements applicable to the acquisition including the valuation of core deposit intangibles, deposit rate premiums and most significantly the loan discounts received from the FDIC.   The effect of the discounted purchase price was to double net income to $22.1 million for the year ended December 31, 2009 from $11.1 million for the prior year.  As financial institutions cope with increases in nonperforming loans and additional expense due to sizable loan loss provisions, earnings for more than half the banks in the state decreased in 2009 from 2008.  The Milwaukee Journal Sentinel reported in February 2010 that “seventy-one of 281 banks in the state, or 25%, lost money in 2009.”  However, your Corporation’s results were far different.  The article went on to say “Among banks that turned a profit, Oak Creek’s Tri City National Bank posted the largest net income (of banks in the state of Wisconsin) at $22.1 million.”

While a 100% increase to net income was realized in 2009, income at this level is not likely to recur in 2010.  However, the fact that Tri City National Bank increased total assets 42% and is now a $1.0 billion bank puts the Corporation in a more favorable position as it provides more income opportunities than the pre-acquisition earnings potential of the smaller banking subsidiary.

Without the acquisition of the Bank of Elmwood, Tri City would have had another year of excellent earnings despite the turmoil in the economy. The Board of Directors was pleased to increase your dividend 11.1%, from 27¢ to 30¢ per share at their meeting December 9, 2009.  Management and the Board will continue their efforts to enhance shareholder value in the coming year.  Be assured we remain keenly focused on capital, core deposits and conservative lending.  This strategy has served Tri City investors well since 1963 and will continue to serve you, our shareholders, in the future.

Warm regards,

Tri City Bankshares, Inc.

Ronald K. Puetz

Chairman and Chief Executive Officer

Directors and Officers of the Corporation

Directors

Frank J. Bauer	President of Frank Bauer Construction Company, Inc.

William N. Beres

Vice President of Finance for the Global Energy Solutions division of Johnson Controls since March 2010.  Independent business and financial consultant from January 2009 through March 2010.  Former Chief Financial Officer of Wisvest LLC and Vice President of Minergy LLC, both wholly owned subsidiaries of Wisconsin Energy Corporation, from January 1999 through December 2008.  Director of TurbinePRO, LLC Since October 2009.

Sanford Fedderly	Retired Registered Pharmacist

Scott D. Gerardin	Senior Vice President and General Counsel of Tri City Bankshares Corporation and Senior Vice President and General Counsel of Tri City National Bank

William Gravitter	Retired President of Hy-View Mobile Home Court, Inc.

Christ Krantz	Vice President of K.R.K., Inc., President of Krantz Realty, Inc. and Partner in Krantz Partnership Limited

Brian T. McGarry	Retired Vice President of Tri City National Bank and Director of NDC LLC

Robert W. Orth	Executive Vice President of Tri City Bankshares Corporation and President of Tri City National Bank

Ronald K. Puetz	Chairman of the Board, President and Chief Executive Officer of Tri City Bankshares Corporation and Chairman of the Board and Chief Executive Officer of Tri City National Bank and Treasurer of NDC LLC

Agatha T. Ulrich	Chairman and Director of NDC LLC, President and Director of the David A. and Agatha T. Ulrich Foundation, Inc.

David A. Ulrich, Jr.

Independent Investor, Retired Vice President and Director of Mega Marts, Inc., Retired Vice President and Director of NDC, Inc., Director of NDC LLC and Director of the David A. and Agatha T. Ulrich Foundation, Inc.

William J. Werry	Retired Unit President of Tri City National Bank

Scott A. Wilson	Executive Vice President, Treasurer and Secretary of Tri City Bankshares Corporation, and Executive Vice President, CFO, Treasurer and Secretary of Tri City National Bank

Officers

Ronald K. Puetz	President, Chairman and Chief Executive Officer

Robert W. Orth	Executive Vice President

Scott A. Wilson	Executive Vice President and Treasurer

Scott D. Gerardin	Senior Vice President and General Counsel

Frederick R. Klug	Senior Vice President and Chief Financial Officer

Thomas W. Vierthaler	Vice President and Comptroller

George E. Mikolajczak	Vice President – Human Resources

Gary J. Hafemann	Vice President and Auditor

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion provides Management’s analysis of the audited consolidated financial statements of Tri City Bankshares Corporation (the “Corporation”) and should be read in conjunction with those financial statements. This discussion focuses on significant factors that affected the Corporation’s financial performance in 2009 with comparisons to 2008 and to 2007 where applicable.  For all periods presented, the operations of Tri City National Bank (the “Bank”) contributed substantially all of the Corporation’s revenue and expense for the year.  Included in the operations of the Bank are the activities of its wholly-owned subsidiaries, Tri City Capital Corporation, Inc. and Title Service of Southeast Wisconsin, Inc.

Overview

2009 was a difficult year for financial institutions across the country.  High levels of unemployment, residential real estate delinquencies and foreclosures, and the un-relenting recession resulted in the closure of 140 banks nationwide.  Wisconsin was not immune to these events as the Wisconsin Department of Financial Institutions (“DFI”) declared the Bank of Elmwood in Racine, Wisconsin insolvent on October 23, 2009.  The DFI immediately appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver to protect the assets of the bank and the accounts of the depositors.  The Bank was the successful bidder for the Bank of Elmwood (“Acquired Bank”) through an FDIC-assisted purchase (the “Acquisition”) that was consummated on October 23, 2009.   The Corporation’s extremely high capital ratios allowed management to use its financial strength to maximize the results of this opportunity.

The Corporation posted record after tax earnings of $22.1 million, an increase of $11.1 million or 100.3% over 2008 earnings of $11.0 million.  During the year, significant revenue increases from the high volume of mortgage refinancing activity were offset by increased FDIC premiums, a special assessment by the FDIC to increase the Deposit Insurance Fund (“DIF”) and higher than normal provisions for loan losses by the Bank.  The 100.3% increase in after tax earnings was entirely the result of the Acquisition-related after-tax gain of $12.9 million.

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

Forward-looking statements are subject to significant risks and uncertainties. The Corporation’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to the factors set forth in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), which item is incorporated herein by reference.

All forward-looking statements contained in this report or that may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

Critical Accounting Policies

A number of accounting policies require the use of management’s judgment. Management considers the most significant accounting policy to be the determination of the amount of the allowance for loan and lease losses.  The Bank evaluates its loan portfolio at least quarterly to determine the adequacy of the allowance for loan and lease losses (“ALLL”). Included in the review are five components: (1) historic review of losses and allowance coverage based on peak and average loss volume; (2) review of portfolio trends in volume and composition with attention to possible concentrations; (3) review of delinquency trends and loan performance compared to the Bank’s peer group; (4) review of local and national economic conditions; and (5) qualitative review of nonperforming loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision. As the allowance for loan and lease losses is an estimate, there is a risk that actual results will differ from expectations and additional losses, and a charge to earnings may result.

Performance Summary

Many banks in Southeastern Wisconsin have felt the impact of the recession as 2009 did not provide a rebound to the financial downturn of 2008.  The Corporation is pleased to report that its results for 2009 could not be more different. The Corporation posted record after tax earnings of $22.1 million, an increase of $11.1 million or 100.3% over 2008 earnings of $11.0 million.  Basic earnings per share for 2009 were $2.48, a 100.0% increase from 2008 basic earnings per share of $1.24.  Return on average assets and return on equity for 2009 were 2.67% and 20.16% respectively compared to 1.46% and 10.21% respectively for 2008.  Cash dividends of $1.08 per share paid in 2009 increased 3.8% over cash dividends of $1.04 per share paid in 2008.  Total assets increased $332.8 million or 42.0% to $1.1 billion at December 31, 2009 compared to $792.9 million at December 31, 2008 due primarily to the Acquisition.

Acquisition Summary

•

The Acquisition was completed pursuant to a Whole Bank Purchase Without Loss Share Agreement.  This purchase option provides no FDIC assistance to the acquiring bank beyond the initial purchase discount accepted by the FDIC.  The Acquisition was the result of a competitive bidding process facilitated by the FDIC.   The Bank bid negative $110.9 million and the FDIC estimated the net cost of the transaction to be $101.1 million which was deemed to be the “least costly” resolution for the FDIC.

•

The 2009 net income increase of $11.1 million is the result of the $12.9 million after-tax Acquisition-related gain.  In addition, acquisition accounting provided additional income of $2.5 million, which was offset by $0.1 million of acquisition accounting expenses and an additional $1.3 million related to Acquisition expenses and additional provision for loan losses.

•

In addition to the immediate impact on earnings and total assets, the Bank should also benefit from the ability to increase its market share in the Racine and Kenosha, Wisconsin markets through the addition of five branches from the Acquired Bank.  The additional branches nicely compliment the Bank’s branch locations in Sturtevant and Mt. Pleasant, both in Racine County.  Management believes the Acquisition will enhance net interest income, provide additional fee income opportunities and leverage operating expenses throughout the Corporation, resulting in significant accretion to core net income in future years.

Income Statement Summary

•

Taxable equivalent net interest income was $38.2 million for 2009, an increase of $3.5 million or 10.1% from $34.7 million in 2008.  Interest earned on total interest-earning assets indicates that changes due to volume caused taxable equivalent net interest income to increase by $3.8 million from 2008 to 2009 while changes due to rate caused a $2.9 million decrease for the same period, resulting in a net $0.9 million increase from 2008 to 2009 in tax equivalent interest earned on total interest-earning assets.  For interest paid on total interest-bearing liabilities, there was an increase of $1.7 million due to volume from 2008 to 2009, while changes due to rate decreased funding costs by $4.3 million, which resulted in a net decrease of $2.6 million interest paid on total interest-bearing liabilities.  The increased volume was primarily due to the Acquisition while the decreases in rates were caused by the Bank’s interest-earning assets and interest bearing liabilities repricing at lower rates during 2009.  Included in the $3.5 million increase in net interest income were acquisition accounting adjustments that increased taxable equivalent net interest income by $1.8 million in 2009.  The taxable equivalent net interest margin for 2009 was 4.98%, which was virtually unchanged from the 4.97% margin for 2008.

•

The provision for loan and lease losses (“PLLL”) represents the amount periodically added to the Bank’s allowance for loan losses (“ALLL”) and charged to earnings in the relevant period.  The PLLL for 2009 was $3.7 million, a substantial increase from $1.3 million for 2008.  The increase in the PLLL for 2009 reflects the increase in net loans charged off which was also significantly higher in 2009 primarily due to the negative effect of the current economic downturn on the Bank’s loan portfolio.

•

Non-interest income was $36.6 million for 2009, an increase of $23.7 million from $12.9 million in 2008.  The increase was primarily due to the pre-tax Acquisition-related gain of $21.5 million.  The increase was also due to income associated with the increase in mortgage loan refinancing activity during 2009 and $0.7 million of income related to acquisition accounting adjustments.  Other non-interest income in 2008 included two non-recurring events.  The Bank received a death benefit of $0.6 million as the beneficiary of a bank-owned life insurance (“BOLI”) policy and the Bank received a $0.1 million gain from the redemption of VISA stock following that company’s initial public offering.

•

Non-interest expense for 2009 was $34.6 million, an increase of $5.4 million or 18.5% over 2008.  The Acquisition caused significant increases in salary and employee benefits, computer services and other expenses, including $0.6 million of specific expenses attributable to the Acquisition.  In addition, $0.1 million of expenses were associated with acquisition accounting adjustments related to the amortization of the core deposit intangible.  The other primary driver of the increase in total non-interest expense for 2009 was related to additional loan collection expenses due to the increases in foreclosure activity, nonperforming loans and Other Real Estate Owned (“OREO”).

•

Income tax expense was $13.6 million in 2009 compared to $5.3 million in 2008.   The Corporation’s effective tax rate was 38.2% in 2009 and 32.4% in 2008.  The increase in the effective tax rate for 2009 was due to the significant increase in pre-tax income related to the Acquisition, which offset the tax benefit of and increase in tax-exempt investment income.

Balance Sheet Summary

•

Total loans were $787.9 million at December 31, 2009, an increase of $188.2 million, or 31.4%, from $599.6 million at December 31, 2008.  All of the increase in total loans during 2009 was attributable to the Acquisition.  Had the Acquisition not occurred, total loans would have decreased $2.5 million due to Management’s enhanced focus on credit quality as a result of the sluggish economic conditions during 2009.  Management is diligently working through the Acquired Bank’s loan relationships in order to have those loans conform to the Bank’s historical standards and practices.

•

Asset quality in the Bank has been negatively affected by the current economic crisis as well as by the Acquired Bank’s loan portfolio.  Nonperforming loans were $33.8 million or 4.4% of total loans as of December 31, 2009 compared to $8.6 million or 1.4% of total loans at December 31, 2008.  Net charge offs were $3.7 million in 2009 and $1.1 million for 2008. Loans charged off are subject to continuous review and specific efforts are made to achieve maximum recovery of principal, accrued interest and related expenses.  At December 31, 2009 the ALLL was $6.0 million compared to $5.9 million at December 31, 2008.  As of December 31, 2009 the ratio of the ALLL to total loans was 0.76% compared to a ratio of 0.99% at December 31, 2008.  As of December 31, 2009 the acquired credit impaired and non-credit impaired loans had contractually required payments of $266.0 million and a fair value of $189.5 million reflecting a discount of $76.5 million or 28.8% of the contractually required payments.  Therefore, these loans have no associated ALLL.  The Bank held OREO of $4.7 million as of December 31, 2009 compared to $0.1 million at December 31, 2008.

•

Deposits were $988.0 million at December 31, 2009, an increase of $310.3 million, or 45.8%, from $677.7 million at December 31, 2008.  The increase in total deposits during 2009 was attributable to both the Acquisition as well as a significantly greater increase in Municipal deposits during the fourth quarter of 2009 relative to 2008.

•

As of December 31, 2009, the Corporation’s Tier 1 leverage ratio was 12.03%, the Tier 1 risk-based capital ratio was 15.09% and the total risk-based capital ratio was 15.86%.  All ratios declined from 2008 levels due to the Acquisition but still significantly exceed minimum regulatory requirements for the Corporation to be deemed “well capitalized”.

INCOME STATEMENT ANALYSIS

Table 1 provides average balances of interest-earning assets and interest-bearing liabilities, the interest income and expense resulting from each, and the calculated interest rates earned and paid.  The table further shows net interest income, interest rate spread, and the net interest margin on a taxable equivalent basis for the years ended December 31, 2009, 2008 and 2007.

Table 1

	AVERAGE BALANCES AND INTEREST RATES (Interest rates on a taxable equivalent basis) (Dollars in Thousands)
		2009			2008			2007
	Average		Yield or	Average		Yield or	Average		Yield or
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Interest Earning Assets:
Loans (1)	$ 636,126	$ 40,125	6.31%	$ 586,774	$ 38,828	6.62%	$ 549,094	$ 39,894	7.27%
Taxable Investment Securities (2)	72,764	2,827	3.89%	68,475	3,056	4.46%	88,062	3,617	4.11%
Non Taxable Investment Securities	39,943	2,141	5.36%	39,410	2,244	5.69%	29,427	1,673	5.69%
Fed Funds Sold	17,885	22	0.12%	4,171	86	2.06%	8,588	452	5.26%
Total Interest Earning Assets	$ 766,718	$ 45,115	5.88%	$ 698,830	$ 44,214	6.33%	$ 675,171	$ 45,636	6.76%
Noninterest-Earning Assets:
Other Assets	60,322			54,753			57,038
TOTAL ASSETS	$ 827,040			$ 753,583			$ 732,209
LIABILITIES AND EQUITY
Interest-Bearing Liabilities:
Transaction Accounts	$ 171,761	$ 981	0.57%	$ 170,192	$ 2,045	1.20%	$ 180,013	$ 4,105	2.28%
Money Market	101,811	1,272	1.25%	77,411	1,438	1.86%	56,449	1,923	3.41%
Savings Deposits	142,142	586	0.41%	132,643	850	0.64%	135,049	1,105	0.82%
Other Time Deposits	165,088	4,084	2.47%	133,003	5,055	3.80%	112,222	4,741	4.22%
Short-Term Borrowings	6,288	31	0.49%	6,437	129	2.00%	13,983	700	5.01%
Total Interest-Bearing Liabilities	$ 587,090	$ 6,954	1.18%	$ 519,686	$ 9,517	1.83%	$ 497,716	$ 12,574	2.53%
Noninterest Bearing Liabilities:
Demand Deposits	127,301			125,217			128,100
Other	3,147			726			1,260
Stockholders’ Equity	109,502			107,954			105,133
Total Liabilities and Stockholders’ Equity	$ 827,040			$ 753,583			$ 732,209
Net interest earnings and interest rate spread (3)		$ 38,161	4.70%		$ 34,697	4.50%		$ 33,062	4.23%
Net interest margin (4)			4.98%			4.97%			4.90%

1.

The average loan balances and rates include non-accrual loans.

2.

The interest income on tax exempt securities is computed on a tax-equivalnet basis using a tax rate of 34% for all periods presented.

3.

Interest rate spread represents the difference between the average yield earned on average interest-earning assets for the period and the average rate of interest accrued on average interest-bearing liabilities for the period and is represented on a fully tax equivalent basis.

4.

Net interest margin represents net interest income for a period divided by average interest-earning assets for the period and is represented on a fully tax equivalent basis.

Net Interest Income

Interest income is the Corporation’s primary source of revenue.  Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing deposits and other borrowings, such as the Fed funds purchased through a correspondent bank.  Net interest income is affected by increasing or decreasing interest rates, as well as by the mix and volume of both the interest-earning assets and interest-bearing liabilities.  Additionally, the composition and characteristics of such assets and liabilities contribute to the sensitivity of the balance sheet to changes in interest rates.  Examples of these characteristics include loans with floating rates tied to an index, such as the Bank’s reference rate, and the contractual maturities of loans.  Similarly, on the deposit side, the ratio of time deposits to deposits with no stated investment term impacts balance sheet sensitivity.

Table 1 shows taxable equivalent net interest income of $38.2 million for 2009, an increase of $3.5 million or 9.98% from $34.7 million in 2008.  The increase in taxable equivalent net interest income is the result of several factors.  The Acquisition led to growth in earning assets resulting in additional taxable equivalent net interest income.  In addition, yields on the loan portfolio only declined moderately from 2008 through enhanced pricing discipline on the loan portfolio due to increased credit risk during the difficult economic times in 2009.  Interest expense declined in all areas but especially on fixed rate liabilities which continued to reprice downward during 2009.  Interest income increased $0.9 million to $45.1 million in 2009 from $44.2 million in 2008.  Interest income as well as the yield on loan portfolio was also enhanced by $1.5 million of loan discount accretion related to the Acquisition. Management expects loan discount accretion to significantly increase in 2010 and then begin to decline in future years as loans in the Acquired Bank’s loan portfolio continue to pay down, mature, renew or pay off.   Interest expense decreased $2.6 million to $6.9 million from $9.5 million in 2008. The decline in interest expense as well as the yield on time deposits was offset in part by the amortization of the Acquired Bank’s deposit interest premium of $0.3 million.  Management expects the benefit of this amortization during 2010 to be significant with the remaining $1.4 million fully amortized as an offset to income.  The net effect of these variances is a year-to-year increase of $3.5 million in taxable equivalent net interest income.

Growth in the loan portfolio due to the Acquisition resulted in a higher level of earning assets which more than offset reduced interest income, resulting from rate changes that occurred as maturing loans re-priced at rates below the rate charged on the prior note. As a result, interest income on loans increased $1.3 million in 2009 to $40.1 million from $38.8 million in 2008.  When in the opinion of management, serious doubt exists as to the collectability of a loan, the loan is placed on nonaccrual status and interest previously accrued by unpaid is deducted from interest income on loans.  Nonaccrual loans are included in the calculations of both interest rate spread and net interest margin.  Interest income on taxable investment securities decreased $0.2 million in 2009 to $2.8 million from $3.0 million in 2008.  The decrease was due to decreased yield of 57 basis points (“bp,” equal to 1/100 of 1 percent) to 3.89% for 2009 from 4.46% in 2008 and occurred despite an increase in the average balances of taxable investment securities of $4.3 million in 2009 to $72.8 million from $68.5 million in 2008.  The decrease was due to decreased yield of 33 bp to 5.36% for 2009 from 5.69% in 2008 despite an increase in the average balances of tax-exempt investment securities of $0.5 million in 2009 to $39.9 million from $39.4 million in 2008.

For the second consecutive year variable rate deposits and maturing time deposits all re-priced at lower rates.  Overall funding yields on interest-bearing liabilities decreased 65 bp in 2009 to 1.18% from 1.83% in 2008.  The decrease was significant in all five of the interest-bearing liability categories, as shown in Table 1.

•

Transaction account average yields decreased 63 bp to 0.57% in 2009 from 1.20% in 2008.

•

Money market deposit average yields decreased 61 bp to 1.25% in 2009 from 1.86% in 2008.

•

Savings deposit average yields including savings sweep accounts decreased 23 bp to 0.41% in 2009 from 0.64% in 2008.

•

Time deposit average yields dramatically decreased 133 bp to 2.47% in 2009 from 3.80% in 2008 as these fixed rate liabilities repriced downward during 2009.

•

Short term rates on Fed funds borrowings also decreased dramatically as a result of very low short term interest rates.  The effect was a reduction in the yield on Corporation’s short term Fed funds purchased of 151 bp to 0.49% in 2009 from 2.00% in 2008.

All five deposit categories had a decrease in interest expense in 2009 compared to 2008 despite all five categories having increased average balances during the same period.  Higher average balances were offset by the dramatic decrease in yields noted above, which caused the decrease in interest expense.

As a result of the changes to yields of interest-earning assets and interest-bearing liabilities the taxable equivalent net interest margin for 2009 was 4.98% compared to 4.97% for 2008.  The change is attributable to a 20 bp contribution from an improved interest rate spread (the net effect of a 45 bp decrease on the yields of earning assets more than offset by a 65 bp decrease on the rates paid on deposits and borrowed funds) less a 19 bp decreased contribution from net free funds.   In addition, the taxable equivalent net interest margin was enhanced by 25 bp during 2009 due to acquisition accounting adjustments.  The increase marks the fourth consecutive year of margin improvement after three years of margin compression.  However, the entire interest rate cycle should be viewed in the context of peer performance where the Corporation’s net interest margin ranks in the top 10 percent of over 1,000 similarly sized banks as ranked by the Federal Financial Institutions Examination Council (“FFIEC”) in its December 31, 2009 peer analysis, the Uniform Bank Performance Report (“UBPR”).   Information in the UBPR is compiled by the FFIEC and while management believes such information to be accurate, the Corporation assumes no responsibility for any inaccuracies in such information.

Table 2

INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE

(Dollars in Thousands)

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a fully taxable equivalent basis and interest paid resulting from changes in volume and rates:

	2009 Compared to 2008 Increase (Decrease) Due to			2008 Compared to 2007 Increase (Decrease) Due to
	Volume	Rate(1)	Net	Volume	Rate(1)	Net
Interest earned on:
Loans	3,266	(1,969)	1,297	$ 2,738	$ (3,803)	$ (1,065)
Taxable investment securities	191	(421)	(230)	(805)	244	(561)
Nontaxable investment securities	30	(134)	(104)	568	3	571
Fed funds sold	283	(347)	(64)	(233)	(133)	(366)

Total interest-earning assets	$ 3,770	$ (2,871)	$ 899	$ 2,268	$ (3,689)	$ (1,421)

Interest paid on: Transaction accounts	19	(1,084)	(1,065)	(224)	(1,835)	(2,059)
Money market	453	(619)	(166)	714	(1,199)	(485)
Savings deposits	61	(324)	(263)	(20)	(236)	(256)
Time deposits	1,220	(2,191)	(971)	878	(564)	314
Short-term borrowings	(3)	(95)	(98)	(378)	(193)	(571)

Total interest-bearing liabilities	$ 1,750	$ (4,313)	$ (2,563)	$ 970	$ (4,027)	$ (3,057)

Increase in net interest income			$ 3,462			$ 1,636

(1)

The change in interest due to both rate and volume has been allocated to rate changes.

Interest earned on total interest-earning assets indicates that changes due to volume caused taxable equivalent net interest income to increase by $3.8 million from 2008 to 2009 while changes due to rate caused a $2.9 million decrease for the same period, resulting in a net $0.9 million increase from 2008 to 2009 in tax equivalent interest earned on total interest-earning assets.  For interest paid on total interest-bearing liabilities, there was an increase of $1.7 million due to volume from 2008 to 2009, while changes due to rate decreased funding costs by $4.3 million, which resulted in a net decrease of $2.6 million interest paid on total interest-bearing liabilities.  The net effect of the foregoing was an increase in net interest income of $3.5 million.

A review of the changes to interest earned due to volume and rate for individual asset categories reveals an increase due to loan volume of $3.3 million and a decrease of $2.0 million due to rate, resulting in a net decrease of $1.3 million in interest earned on loans.  Interest earned on taxable investment securities increased $0.2 million, interest earned on tax-exempt investment securities decreased $0.1 million and interest earned on Fed funds sold decreased $0.1 million in 2009 compared to 2008.  All three categories realized small increase due to volume that were more than offset by decreases due to rate.

A review of the changes to interest paid on individual liability categories reveals decreased interest paid on all account types.  Similar to 2008, lower rates on variable rate products was the most significant factor, but 2009 also saw a significant decrease in fixed rate time deposits as well.

•

Lower rates reduced interest paid on transaction accounts $1.1 million, accounting for nearly all of the decrease.

•

Lower rates reduced interest paid on money market accounts by $0.6 million, partially offset by a $0.4 million increase due to volume increases which resulted in a $0.2 million net decrease in interest paid on money market accounts.  Money market average balances increased $24.4 million or 31.5% to $101.8 million in 2009 compared to $77.4 million in 2008. This increase resulted from both the acquisition and a general flight to safety that increased deposits at many FDIC-insured institutions during 2009.

•

Net interest paid on savings deposits decreased $0.3 million almost entirely as a result of decreased interest rates.

•

A $2.2 million decrease due to rates paid on time deposits was partially offset by a $1.2 million increase due to volume, resulting in a $1.0 million net decrease to interest paid on time deposits.  Average balances of time deposits increased $32.1 million or 24.1% to $165.1 million in 2009 compared to $133.0 million in 2008.  The increase in balances of time deposits was primarily due to the Acquisition as well as continued promotion of time deposits during 2009 to enhance our liquidity position.

•

Net interest paid on short term borrowings decreased $0.1 million almost entirely as a result of decreased interest rates.

Table 3

SELECTED AVERAGE BALANCES (Dollars in Thousands)
			Dollar	Percent
ASSETS	2009	2008	Change	Change
Loans:
Commercial	$ 424,340	$ 401,523	$ 22,817	5.7%
Residential real estate	174,274	155,670	18,604	12.0%
Consumer	37,512	29,581	7,931	26.8%
Total loans	636,126	586,774	49,352	8.4%

Investment securities:
Taxable	72,764	68,475	4,289	6.3%
Tax-exempt	39,943	39,410	533	1.4%
Short-term investments	17,885	4,171	13,714	328.8%
Securities and short-term investments	130,592	112,056	18,536	16.5%
Total earning assets	766,718	698,830	67,888	9.7%

Other assets	60,322	54,753	5,569	10.2%
Total assets	$ 827,040	$ 753,583	$ 73,457	9.7%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$ 142,142	$ 132,643	$ 9,499	7.2%
Transaction account deposits	171,761	170,192	1,569	0.9%
Money market deposits	101,811	77,411	24,400	31.5%
Time deposits	165,088	133,003	32,085	24.1%
Total interest-bearing deposits	580,802	513,249	67,553	13.2%

Short-term borrowings	6,288	6,437	(149)	(2.3%)
Total interest-bearing liabilities	587,090	519,686	67,404	13.0%

Noninterest-bearing demand deposits	127,301	125,217	2,084	1.7%
Accrued expenses and other liabilities	3,147	726	2,421	333.5%
Stockholders’ equity	109,502	107,954	1,548	1.4%
Total liabilities and stockholders’ equity	$ 827,040	$ 753,583	$ 73,457	9.7%

As shown in Table 3, total average assets increased $73.5 million or 9.7% to $827.0 million in 2009 from $753.6 million in 2008.  Average total earning assets were $766.7 million in 2009, an increase of $67.9 million or 9.7% from $698.8 million in 2008.

The loan portfolio contributed $49.4 million of new earning assets, an increase of 8.4% to $636.1 million in 2009 from $586.8 million in 2008.  The increase was primarily driven by the loans acquired in the Acquisition.  Commercial loans primarily secured by real estate, increased $22.8 million or 5.7% to $424.3 million in 2009 from $401.5 million in 2008.  Marketing for new business continued to be very focused in 2009 with the Bank’s attention on equity, cash flow and borrower character as critical as ever.  Residential real estate loans increased $18.6 million or 12.0% to $174.3 million in 2009 from $155.7 million in 2008.  Consumer loans increased $7.9 million or 26.8% to $37.5 million in 2009 from $29.6 million in 2008 as a result of the Acquired Bank’s substantial Home Equity Line of Credit (“HELOC”) portfolio.  Organic growth in both of these categories was difficult to achieve during 2009 as the number of creditworthy borrowers with sufficient equity and cash flow continued to decline due to continued substantial increases in the unemployment rate during 2009.

The Bank increased its average investment securities and short term investments by a total of $18.5 million or 16.5% to $130.6 million in 2009 compared to $112.1 million for 2008.  The Bank increased the average balance of taxable investments $4.3 million or 6.3% to $72.8 million in 2009 compared to $68.5 million for 2008.  The Bank increased the average balance of tax-exempt investments $0.5 million or 1.4% to $39.9 million in 2009 compared to $39.4 million for 2008.  The Bank increased the average balance of short term investments, consisting of Fed funds sold overnight, $13.7 million to $17.9 million in 2009 compared to $4.2 million for 2008.  The increase in all three categories was due to enhanced liquidity during 2009 as core deposits grew at a faster rate than loans.

Other assets increased $5.6 million or 10.2% to $60.3 million in 2009 from $54.8 million for 2008 as a result of a substantial increase in our cash position due to the Acquisition.  In addition to a cash payment of $27.5 million received from the FDIC as part of the Acquisition, the Bank had built up its cash position in anticipation of liquidity needed to fund potential run-off of deposits that were acquired as part of the FDIC transaction.

The increase in average earning assets in 2009 was supported by an increase of $67.6 million or 13.2% in average balances of total interest-bearing deposits to $580.8 million in 2009 compared to $513.2 million for 2008.  Savings deposits increased $9.5 million or 7.2% to $142.1 million in 2009 from $132.6 million in 2008.  Transaction accounts increased $1.6 million or 0.9% to $171.8 million in 2009 from $170.2 million in 2008.  Average balances of money market deposits increased $24.4 million or 31.5% to $101.8 million in 2009 from $77.4 million for 2008 as a result of both the Acquisition and a general flight to safety that increased deposits at many FDIC insured institutions during 2009.  Time deposits increased $32.1 million or 24.1% to $165.1 million in 2009 from $133.0 million in 2008 due to the Acquisition as well as continued promotion of time deposits during 2009 to enhance the Bank’s core deposits.

Total interest-bearing liabilities increased $67.4 million or 13.0% to $587.1 million in 2009 from $519.7 million in 2008 as there was little change in average short term borrowings in 2009 compared to 2008.

The average balance of non-interest-bearing demand accounts increased $2.1 million or 1.7% to $127.3 million in 2009 from $125.2 million in 2008 due to the Acquisition.  Average accrued expenses and other liabilities increased $2.4 million to $3.1 million in 2009 from $0.7 million in 2008 due to increased tax liabilities from the pre-tax acquisition related gain of $21.5 million.  Average stockholders’ equity increased $1.5 million or 1.4% to $109.5 million in 2009 from $108.0 million in 2008.  Total liabilities and stockholders’ average balances increased $73.4 million or 9.7% to $827.0 million in 2009 from $753.6 million for 2008.

Provision for Loan and Lease Losses

The PLLL represents the amount periodically added to the Bank’s ALLL and charged to earnings in the relevant period.  The PLLL for 2009 was $3.7 million, a substantial increase from $1.3 million for 2008 and $0.5 million in 2007.  The Bank does no lease financing and the PLLL expense is entirely the result of estimated loan losses.  The increase in the PLLL for 2009 reflects the increase in net loans charged off which was significantly higher in 2009 due primarily to the negative effect of the current economic downturn.  Net loans charged off (total loans charged off less recoveries of prior loans charged off) for 2009 were $3.7 million compared to $1.1 million in 2008 and $0.4 million in 2007.  A portion of the $3.7million in net loans charged off was related to charge-offs over and above the discount applied to the Acquired Bank’s loans as part of the purchase accounting fair value adjustments.  Net loans charged off as a percent of average loans were 0.56%, 0.19% and 0.07% for 2009, 2008 and 2007, respectively.  As of December 31, 2009 the ALLL was $6.0 million compared to $5.9 million at December 31, 2008 and $5.8 million at year end 2007.  The ratio of the ALLL to total loans was 0.76% at December 31, 2009, down from 0.99% at December 31, 2008 and 0.98% at December 31, 2007.  The decrease in the ALLL to total loans ratio is attributable to the increase in total loans due to the Acquisition.  As of December 31, 2009 the acquired credit impaired and non-credit impaired loans had contractually required payments of $266.0 million and a fair value of $189.5 million reflecting a discount of $76.5 million or 28.8% of the contractually required payments.  Therefore, these loans have no associated ALLL.  Nonperforming loans at December 31, 2009 were $33.8 million compared to $8.6 million at December 31, 2008 and $5.6 million at December 31, 2007.  The increase in nonperforming loans during 2009 is primarily due to nonperforming loans in the Acquired Bank’s loan portfolio.

Table 4 summarizes the ALLL at the beginning and end of each of the last five years; changes in the ALLL arising from loans charged off and recoveries on loans previously charged-off, by loan category; additions to the allowance that have been charged to expense; and selected performance ratios.

Table 4

SUMMARY OF LOAN CHARGE OFFS, RECOVERIES AND PROVISIONS FOR LOAN LOSS (Dollars in Thousands)
Year Ended December 31,	2009	2008	2007	2006	2005

Balance of allowance for loan and lease losses at beginning of period	$ 5,945	$ 5,758	$ 5,709	$ 5,666	$ 5,642
Loans charged-off
Commercial	(626)	(491)	(143)	(102)	(97)
Real Estate – Construction	(386)	-	-	-	-
Real Estate – Mortgage	(2,591)	(586)	(278)	(26)	(50)
Installment	(137)	(152)	(176)	(165)	(180)
Total loans charged-off	(3,740)	(1,229)	(597)	(293)	(327)

Recoveries of loans previously charged-off:
Commercial	20	22	24	30	2
Real Estate – Construction	-	-	-	-	-
Real Estate – Mortgage	49	-	-	-	54
Installment	54	94	142	66	120
Total recoveries	123	116	166	96	176

Net loans charged-off	(3,617)	(1,113)	(431)	(197)	(151)
Additions to allowance charged to expense	3,706	1,300	480	240	175

Balance at end of period	$ 6,034	$ 5,945	$ 5,758	$ 5,709	$ 5,666

Ratio of net loans charged-off during the period to average loans outstanding	0.57%	0.19%	0.07%	0.04%	0.03%

Ratio of allowance at end of year to total loans	0.77%	0.99%	0.98%	1.07%	1.10%

The PLLL results from the assessment of qualitative and quantitative factors to determine the required ALLL.  Factors considered are the size of the portfolio, levels of nonperforming loans, historical losses, risk inherent in certain categories of loans, concentrations of loans to certain borrowers or certain industry segments, economic trends, collateral pledged, and other factors that could affect loan losses as discussed in the paragraphs following Table 9.

Non-interest Income

Total non-interest income was $15.1 million for 2009, an increase of $2.2 million or 17.4% from $12.9 million in 2008.  The increase was partially due to revenue from service charges and fees on business and retail deposit accounts increasing $0.3 million or 3.6% to $9.9 million in 2009. These fees are driven by the number of accounts and the activity within those accounts. Business accounts receive an earnings credit to offset fees assessed for account activity.  The credit is based on the Fed funds rate.  The Fed funds rate remained low for all of 2009 resulting in less credit to business account holders causing higher service fees for the Bank.  In addition, continued growth of EZ Pay check card activity resulted in a $0.1 million increase in merchant discount paid to the Bank as card issuer.  Loan servicing income, comprising fees generated by payment collection, escrow collection and disbursement for loans serviced for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), decreased $0.2 million for 2009.  This income was offset by the increased amortization of Mortgage Servicing Rights (“MSRs”) due to the high volume of mortgage refinancing throughout 2009.  Net gain on sale of loans increased $1.9 million to $2.3 million for 2009 as lower fixed rate mortgage opportunities accelerated refinance activity in the secondary mortgage market.  Other non-interest income increased $0.1 million or 5.8% to $2.4 million for 2009.  Other non-interest income in 2009 included $0.7 million of non-accretable discount recorded to income as part of the Acquisition-related accounting adjustments.  This is income related to loans acquired in the Acquisition that were specifically identified as credit impaired loans pursuant to applicable guidance for accounting for acquired loans but which were paid or charged off during the year.  The $0.7 million represents the excess of net amounts received over the recorded fair value of such loans.  In future years, non-accretable income is dependent on the difference between future contractual payments received and the purchase accounting fair value discounts applied to the loans specifically impaired.  Other non-interest income in 2008 included two non-recurring events.  The Bank received a death benefit of $0.6 million as the beneficiary of a BOLI policy and a $0.1 million gain from the redemption of VISA stock following that company’s initial public offering.

Table 5

NON-INTEREST INCOME (In Thousands)
Year Ended December 31,	2009	2008	2007

Service charges on deposits	$ 9,921	$ 9,575	$ 9,069
Loan servicing income	(32)	179	231
Net gain on sale of loans	2,321	387	171
Increase in cash surrender value of life insurance	505	464	454
Other income	2,411	2,280	1,340

Total non-interest income	$ 15,126	$ 12,885	$ 11,265

Non-interest Expense

Total non-interest expense for 2009 was $34.6 million, an increase of $5.4 million or 18.5% over 2008.  The Acquisition resulted in significant increases in non-interest expenses related to salary and employee benefits, computer services and other expenses.

Table 6

NON-INTEREST EXPENSE (In Thousands)
Year End December 31,	2009	2008	2007

Salaries and employee benefits	$ 17,670	$ 16,241	$ 15,804
Occupancy	3,266	2,931	2,708
Furniture and equipment	1,896	1,621	1,820
Computer services	3,227	2,642	2,327
Advertising and promotional	976	1,018	943
Regulatory agency assessments	1,099	267	246
Office supplies	718	718	650
Acquisition expense	620	-	-
Other expenses	5,144	3,764	3,519

Total non-interest expense	$ 34,616	$ 29,202	$ 28,017

Salaries and employee benefits increased $1.4 million or 8.8% to $17.7 million for 2009 due to both the Acquisition and normal wage and salary increases.  Occupancy expenses increased $0.3 million or 11.5% to $3.3 million for 2009 primarily as a result of increased rent and utility expenses. Equipment expenses increased $0.3 million or 16.9% to $1.9 million for 2009.  Computer service expense increased $0.6 million or 22.1% to $3.2 million for 2009 due to the Acquisition, enhanced services for the Bank and additional new account volume.  Advertising expense was unchanged at $1.0 million in 2009 as the Bank continued to utilize direct mail as its primary marketing vehicle.  Regulatory assessments increased significantly from $0.3 million in 2008 to $1.1 million in 2009 due to increased FDIC premiums.  The increase in FDIC premiums was due to increased assessment rates, a special assessment and the run-off of assessment credits used in prior years.  The Bank incurred acquisition expense of $0.6 million in 2009 related to the Acquisition.  These expenses included professional fees and data processing conversion costs connected with the Acquisition.  Other non-interest expenses increased $1.4 million or 36.7% to $5.1 million in 2009.  The main drivers of this increase were related to additional loan collection expense due to increases in foreclosure activity, nonperforming assets and costs related to the increase in OREO.

Income Taxes

Income tax expense was $13.6 million in 2009 compared to $5.3 million in both 2008 and 2007.   The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 38.2% in 2009, 32.4% in 2008 and 34.6% in 2007.  The increase in the effective tax rate for 2009 was due to the significant increase in pre-tax income related to the Acquisition which mitigated the impact of tax-exempt investment income.

BALANCE SHEET ANALYSIS

Loans

Total loans were $787.9 million at December 31, 2009, an increase of $188.2 million, or 31.4%, from $599.6 million at December 31, 2008.  All of the increase in total loans during 2009 was attributable to the Acquisition.  Had the Acquisition not occurred, total loans would have decreased $2.5 million due to management’s strategy to focus more closely on credit quality as a result of the sluggish economic conditions during 2009.  Loans originated by the Bank are generally loans to small businesses and individuals in the communities served in the Southeastern Wisconsin market.  Although the legal lending limit of the Bank was $18.8 million per borrower as of December 31, 2009, the Bank’s larger customers are borrowers with credit needs of $5 million and less and, in fact, most borrowers’ credit relationships total less than $1 million.  Prior to the Acquisition, the Acquired Bank did not follow the same underwriting standards as the Bank.  Management is working through those relationships in order to have the newly acquired loans conform to the Bank’s historical standards and practices.

As of October 23, 2009 (the “Acquisition Date”) the Acquired Bank’s loan portfolio was discounted $85.1 million to reflect the estimated fair value recorded in the acquisition accounting associated with the Acquisition.  Between the Acquisition Date and December 31, 2009 the discount has been reduced by $8.6 million to $76.5 million as a result of activity in the Acquired Bank’s loan portfolio including regular payments, maturities, renewals, pay-offs and charge-offs.

Credit management to ensure credit quality of the Acquired Bank loan portfolio will be in the forefront of management priorities in 2010.  Additional personnel have already been hired and additional management attention, such as an additional loan committee meeting day for reviews and approvals of renewals and advances on the acquired loans has already begun.  The goal is to have the acquired loans become qualified Bank credits, refinance elsewhere or be liquidated with management’s expectations that the fair values recorded in the acquisition accounting will be sufficient to address anticipated credit losses.

The following table presents information concerning the composition of the loans held for investment by the Bank at the dates indicated.

Table 7

LOAN PORTFOLIO COMPOSITION (Dollars in Thousands)
At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial	$ 28,481	3,62%	$ 23,552	3.93%	$ 27,927	4.76%	$ 32,545	6.09%	$ 26,463	5.12%
Real estate
construction	65,600	8.33	47,726	7.96	44,042	7.51	42,180	7.89	60,178	11.65
Real estate mortgage
Single family	349,904	44.41	232,429	38.76	227,362	38.78	208,048	38.91	198,828	38.49
Multi-family	38,087	4.83	35,306	5.89	28,871	4.93	15,794	2.95	11,386	2.20
Commercial real estate	285,382	36.22	246,660	41.13	243,923	41.61	221,080	41.35	201,349	38.98
Total real Estate	738,973	93.79	562,121	93.74	544,198	92.83	487,102	91.11	471,741	91.32
Installment	20,426	2.59	13,973	2.33	14,153	2.41	15,009	2.81	18,353	3.56

Total loans	$ 787,880	100.00%	$ 599,646	100.00%	$ 586,278	100.00%	$534,656	100.00%	$ 516,557	100.00%

As Table 7 indicates, commercial loans were $28.5 million at December 31, 2009, up $4.9 million or 20.9% from December 31, 2008 and comprised 3.6% of the total loan portfolio compared to $23.6 million comprising 3.9% of the loan portfolio at December 31, 2008 and $27.9 million comprising 4.8% of the loan portfolio at December 31, 2007.  Historically commercial and industrial (“C&I”) lending has been a small part of the Bank’s portfolio which continued to be the case in 2009.  C&I balances increased due to the Acquisition although the percentage of C&I loans to the total loan portfolio decreased, indicating that C&I lending was an even smaller part of the Acquired Bank’s total portfolio.  The Acquired Bank’s C&I loans partially offset decreased C&I balances in the Bank caused by reductions to outstanding balances on lines of credit as businesses made little, if any, investment in new equipment.  C&I loans are collateralized by general business assets such as accounts receivable, inventory and equipment and have no real estate component.

Real estate construction loans increased $17.9 million, or 37.5% to $65.6 million, representing 8.3% of the total loan portfolio at December 31, 2009, compared to $47.7 million or 8.0% of the total loan portfolio at December 31, 2008 and $44.0 million or 7.5% of the total loan portfolio at December 31, 2007.  The increase is primarily due to the Acquisition.  The similarity of the December 31, 2009 and 2008 portfolio percentages, 8.3% and 8.0% respectively, indicates the Acquired Bank had approximately the same volume of real estate construction loans in its portfolio as the Bank prior to the Acquisition.  Organic growth in the Bank’s real estate construction loan portfolio accounted for $4.7 million of the $17.9 million increase in 2009.  The growth is evidence of some improvement in the new home market for at least a few of the Bank’s customers and borrowers.  This category includes loans to individuals for construction of owner-occupied single family residences and loans to developers that provide financing for the acquisition or development of commercial real estate and residential subdivisions.  In the challenging climate of today’s economy there were no significant new commercial real estate development loans in 2009.  Loans to residential real estate developers comprise most of the dollars outstanding in real estate construction loans.  The soft real estate market increased inventories of residential real estate lots and reduced or eliminated demand for development loans in recent years.  Historically, real estate construction loans have been made to developers who are well known to the Bank, have prior successful project experience and are well capitalized.  The strength of these quality developers had been extremely important in the Bank’s performance in 2008 and was even more of a factor in 2009.  Loans are made to customers in the Bank’s Southeastern Wisconsin market with experience and knowledge of the local economy.  Although these developers have curtailed lot development from the robust market of 2003-2006, the $4.7 million increase in 2009 at the Bank is because 2008 resulted in no significant new residential lot development and now a few local builders simply need inventory, despite the slow economy.    Real estate construction loans of this type are generally larger in size and involve greater risks than residential mortgage loans because payments depend on the success of the project or in the case of commercial development, successful management of the property.  The Bank will generally make credit extensions to borrowers with adequate outside liquidity to support the project in the event the actual performance is less than projected.  Developers with which the Bank does business have the ability to service the development debt personally or through their companies.  However, these individuals are not immune to the weak economy and the pressure it presents for their financial situation. The Bank was faced with a few challenges involving some of these guarantors and borrowers during 2009.  Guarantors and borrowers, even those with a significant net worth, may not have the willingness to pay to support a project, despite having the ability to do so.   The Acquired Bank’s real estate construction and land development loans present a considerable challenge for management.  The acquired loans are participations in large development loans that were syndicated to smaller financial institutions such as the Acquired Bank.  Real estate is located in Arizona, California, Florida and Texas, the states with the most significant devaluation of property values.  The Acquired Bank’s developer loans have been recorded at  estimated fair values in the Acquisition accounting and, as a result, management believes they present minimal financial risk of loss to the Corporation other than the time to monitor and assist in workout arrangements with the syndicators.

Residential real estate loans which include single family, 2-4 family dwellings and HELOCs secured by real estate increased $117.5 million or 50.5% to $349.9 million and comprised 44.4% of the Bank’s total loan portfolio at December 31, 2009 compared to $232.4 million comprising 38.8% of the Bank’s total loan portfolio at December 31, 2008 and $227.4 million comprising 38.8% of the total loan portfolio at December 31, 2007.  All of the increase is due to the Acquisition as this portion of the Bank’s loan portfolio would have decreased slightly without the Acquisition.  These loans to area residents, which made up the largest component of the portfolio in 2009, have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  They provide a foundation for the sale of all other retail banking products and have always been a staple of the portfolio.  In the Acquisition the Bank acquired a number of residential real estate loans that do not meet the Bank’s underwriting standards.  Unpaid property taxes, negative or no equity, low credit scores and, in some cases, sub-prime loan approvals in the Acquired Bank’s loan portfolio will present additional challenges for management in 2010 as these borrowers are encouraged to bring loans current, pay delinquent taxes, refinance at another financial institution and comply with the Bank’s underwriting standards or face foreclosure.  However challenging, management believes the loans present minimal financial risk of loss as they have been recorded at estimated fair values as part of the Acquisition accounting.

Residential real estate loans have historically been originated with maturities of one, two or three years to provide a re-pricing opportunity to the Bank when rates change.  Amortization periods offered to customers are 20-25 years depending on equity and loan-to-value ratios.  Customers seeking long term rate locks choose the secondary market products offered by the Bank where rates can be fixed for 15, 20 or 30 years.    These loans are then sold and as a result, do not impact the portfolio yields nor are they a factor in interest rate risk.  Loans from the Acquisition are either one-, two- or three-year balloons or Adjustable Rate Mortgages (ARMs).  While ARMs have not been the Bank’s vehicle of choice for rate management, they serve the purpose of providing annual rate adjustments after an initial fixed rate period of three to five years.  The Corporation expects no adverse asset-liability management impact from the Acquired Bank residential real estate loan portfolio.

Home equity loans and HELOC portfolio balances acquired in the Acquisition also contributed to the increase in the Bank’s residential real estate loan category at December 31, 2009.  While the Bank’s conservative lending philosophy has served it well through the economic downturn, the Acquisition has increased this portfolio with a significant number of closed-end (amortizing) home equity loans as well as a portfolio of HELOCs underwritten in a manner that would not have qualified for approval at the Bank.  Unpaid property taxes, negative or no equity, low credit scores and in some cases, sub-prime loan approvals within the Acquired Bank’s loan portfolio will also present challenges in this segment of the real estate portfolio in 2010.  Management also believes these loans present minimal financial risk of loss to the Corporation, as they have been recorded at estimated fair values at part of the Acquisition accounting due to the less favorable nature of junior or secondary mortgage lienholder positions.

Multi-family real estate loans increased $2.8 million or 7.9% to $38.1 million, representing 4.8% of the total loan portfolio at December 31, 2009 compared to $35.3 million comprising 5.9% of the total loan portfolio at December 31, 2008 and $28.9 million comprising 4.9% of the total loan portfolio at December 31, 2007.  All of the increase is due to the Acquisition as this portion of the loan portfolio would have decreased to a small degree without the Acquisition.  The loans in this category are collateralized by properties with more than four family dwelling units.  The Bank has always been conservative in requiring equity sufficient to sustain reasonable debt service coverage in the event of interest rate pressure.  Loans in this category typically have maturities of 3, 4 or 5 years and are amortized over 15-20 years.  Loans in this category from the Acquired Bank exhibit reasonable underwriting standards, although perhaps more appraisal dependent than cash flow tested.  Management believes it has sufficiently accounted for these weaknesses as they have been recorded at estimated fair values as part of the Acquisition accounting.

Commercial real estate loans increased $38.7 million or 15.7% to $285.4 million at December 31, 2009, compared to $246.7 million at December 31, 2008 and $243.9 million at December 31, 2007.  All of the increase is due to the Acquisition as this portion of the loan portfolio would have remained unchanged without the Acquisition.  This category of loans made up the second largest component of the total loan portfolio at 36.2% in 2009, somewhat less than single family mortgage loans at 44.4% of the total loan portfolio as of December 31, 2009.  Commercial real estate loans comprised 41.1% and 41.6% of the Bank’s loan portfolio at December 31, 2008 and 2007 respectively.  The decrease from 41% of the total portfolio in the two prior years to 36.2% after the Acquisition indicates the Acquired Bank had a lower percentage of commercial real estate loans in its portfolio than the Bank.  The Bank’s commercial real estate lending efforts are focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations and retail facilities located in its market areas.  The Bank’s $18.8 million per-borrower legal lending limit would permit it to compete for activity in the middle market, but management prefers to seek small businesses as its target borrowers. Loans to such businesses are approved based on the creditworthiness, economic feasibility and cash flow abilities of the borrower.   The commercial real estate loans in the Acquired Bank’s loan portfolio are consistent with the Bank’s target market and since the Bank already has a presence in the Racine/Kenosha area formerly served by the Acquired Bank, management is satisfied to have the portfolio growth.  Commercial real estate, whether from the Acquisition or the legacy Bank portfolio, is the most challenging area of loan risk facing commercial banks.  From regional banks to community banks, mounting vacancies and lowered appraisal values make lending, including refinancing matured commercial mortgage loans a significant challenge.  As stated before, management believes the recorded estimated fair values as part of the Acquisition accounting adequately mitigates the risk of the acquired commercial real estate loans and the Bank’s conservative lending philosophy will prevail for successful performance of the Bank’s portfolio.

Total real estate loans increased $176.8 million or 31.5% to $739.0 million at December 31, 2009 compared to $562.1 at December 31, 2008.  Real estate loans account for 93.8% of the Bank’s total loan portfolio.  Total real estate loans comprised 93.7% and 92.8% of the Bank’s total loan portfolio at December 31, 2008 and 2007 respectively.  It is noteworthy that the percentages of real estate loans in prior years for the Bank are nearly identical to the combined percentages of real estate loan balances including the Acquired Bank.  Management believes the Acquisition presented an opportunity to acquire a loan portfolio which is consistent with the Bank’s preference for real estate secured lending.

Installment loans increased $6.5 million, or 46.2%, to $20.4 million at December 31, 2009 compared to $14.0 million at December 31, 2008 and $14.2 million at December 31, 2007.  All of the increase is due to the Acquisition as this portion of the loan portfolio would have continued to decline without the Acquisition. These loans consist of auto loans, mobile home loans and unsecured consumer loans.  Aside from the increase due to the Acquisition, regular retail and consumer lending has not been a growth area in several years.  Auto loan volume decreased as sales of new cars declined drastically in 2009.  The Bank has historically limited its exposure to mobile home loans and unsecured consumer loans.  However, in the Acquisition the Bank acquired a number of such consumer loans many of which, despite not meeting the Bank’s historical underwriting standards, are performing.  For the others, and those which may become impaired in the future, management believes it has recorded the acquired loans at an appropriate fair value as part of the Acquisition accounting.

To ensure credit quality, overall credit management of portfolio loans in the Bank requires sound loan underwriting and administration, systematic monitoring of existing loans, effective loan review, early identification of problem loans, an adequate allowance for loan and lease losses and valid non-accrual and charge off policies.  As the economy weakened in 2008, loan underwriting was strengthened at the Bank by reducing delegated authority for lenders in the branch locations to insure appropriate standards would be met on every credit request.  The precaution was deemed necessary as management believed many marketing opportunities during 2009 were the result of minimally qualified borrowers, both commercial and consumer, attempting to leave their existing bank due to rate pressure, new requirements such as additional collateral or other restrictive terms.  Credit standards and availability were not tightened as criteria such as cash flow, equity and character were already strict.

The Bank’s loan operation center occupies a facility in the lower level of the West Allis branch, which is centrally located for the suburban and metropolitan Milwaukee offices and provides support to lending officers and loan customers.  Loan operations, documentation preparation, servicing and exception tracking take place in this facility.   Remote distribution (print-back) of prepared documents to the Bank’s branch locations via its wide area telecommunications network has made a positive contribution to loan efficiency since its roll-out and will be a key factor in servicing the lenders in the new Racine/Kenosha locations.  Document preparation remains a centralized function, but electronic distribution eliminates the need for courier delivery of loan papers to the loan offices.  The loan processing department of the Acquired Bank has been integrated into the Bank’s loan operations.  Retail mortgage functions (other than underwriting, document preparation and data entry) for Freddie Mac and Fannie Mae will be performed in Racine by loan services personnel from the Acquired Bank.  This post-closing activity fits nicely into a separate group.  It will however, be managed by the Bank’s senior vice president in charge of loan operations.

The downturn of the economy in 2008 necessitated a change in collection practices for the Bank.  Increases in past dues, collection efforts, foreclosures and repossessions dictated a move to centralize all collection-related activity. A senior vice president is now involved daily with debtors, attorneys, bankruptcy trustees, repossession companies, real estate agents and buyers of assets being liquidated.  Loan losses and recoveries have been previously discussed in the narrative accompanying Table 4.  However it is worth noting the dramatic shift for the Corporation.  At December 31, 2008, the Bank had no repossessed business assets, autos or trucks, boats or recreational vehicles in its possession and had only one piece of foreclosed property, valued at $109,500, that was sold in January 2009.  Since that time and primarily due to the Acquisition, the Bank has 42 properties in other real estate owned (“OREO”) with book values aggregating $4.7 million at December 31, 2009.  These totals are after the liquidation of 44 OREO properties during 2009.  The current centralized structure is the reason collection, repossession and liquidation is efficient.  The Bank’s goal is to minimize the delay in liquidation.  As a result of the Acquisition, management estimates it will foreclose and liquidate approximately 150 properties in 2010.  Liquidation will not likely result in a decrease in capital because management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses.

Loan maturity distribution and interest rate sensitivity are displayed in Table 8.  The table displays the maturity distribution by loan classification.  Since C&I lending of $28.5 million and installment loans of $20.4 million account for only  3.6% and 2.6%, respectively, of the total selected loans, the majority of the Bank’s portfolio is collateralized by real estate.  Although not displayed in Table 8, $578.3 million or 73.3% of the total $787.9 million loan portfolio will reprice within a three year period as a result of the Bank’s use of one-, two- and three-year notes as its primary borrowing agreement.  Real estate construction loans are typically floating rate loans with one year notes as evidenced by the fact that $41.5 million or 63% of loans in this class have maturities within one year.  Other real estate mortgage loans are predominantly notes with maturities of five years or less.  $256.0 million or 38% of this loan class will reprice in one year or less, with an additional $331.4 or 49% million maturing in more than one year but less than five years.  The remaining $86.0 million or 13% of other real estate mortgage loans mature after five years, however, $79.1 million or 92% of this total has a floating or variable rate structure that allows the Bank to reprice the loan after one year through five years.

Table 8

Maturities for Selected Loan Categories (Dollars in Thousands)

		After
	Within	One year	After
	One	Through	Five
December 31, 2009:	Year	Five years	Years	Total

Selected loan maturities:
Commercial	$ 15,019	$ 12,683	$ 779	$ 28,481
Real estate construction	41,469	23,958	173	65,600
Other real estate mortgage	256,019	331,394	85,961	673,374
Installment and other loans	12,508	7,024	893	20,425

Total selected loans	$ 325,015	$ 375,059	$ 87,806	$ 787,880

Sensitivity of loans due after
one year to changes in
interest rates:
Loans to fixed interest rates		$ 363,409	$ 8,736
Loans at floating/variable interest rates		11,650	79,070

Total selected loans		$ 375,059	$ 87,806

Allowance for Loan and Lease Losses

The loan portfolio is the primary asset subject to credit risk.   Credit risk is controlled and monitored through the use of lending standards, management’s close review and underwriting of potential borrowers and on-going review of loan payment performance.  Managing credit risk and minimizing loan losses is a high priority for management.  Active asset quality administration, including early problem loan identification and timely resolution, aids in the management of credit risk and minimization of loan losses.

Table 9 summarizes the ALLL balances at the beginning and end of each year from 2005 - 2009, changes in the ALLL arising from loans charged off and recoveries on loans previously charged-off, additions to the allowance that have been charged to expense and selected performance ratios.

Table 9

SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in Thousands)

Year ended December 31,	2009	2008	2007	2006	2005
Balance of allowance for loan and lease losses at beginning of period	$ 5,945	$ 5,758	$ 5,709	$ 5,666	$ 5,642

Total loans charged-off	(3,740)	(1,229)	(597)	(293)	(327)
Total recoveries	123	116	166	96	176
Net loans charged-off	(3,617)	(1,113)	(431)	(197)	(151)

Additions to allowance charged to expense	3,706	1,300	480	240	175

Balance of allowance for loan and lease losses at end of period	$ 6,034	$ 5,945	$ 5,758	$ 5,709	$ 5,666

Total Loans	$ 787,880	$ 599,646	$ 586,278	$ 534,656	$ 516,556
Total nonperforming loans	$ 33,848	$ 8,613	$ 5,612	$ 3,417	$ 2,910
Ratio of allowance for loan and lease losses to total nonperforming loans	0.18%	0.69%	1.03%	1.67%	1.95%

Ratio of net loans charged-off during the period to average loans outstanding	0.57%	0.19%	0.07%	0.04%	0.03%
Ratio of allowance at end of year to total loans	0.77%	0.99%	0.98%	1.07%	1.10%

The ALLL represents management’s estimate of an amount adequate to provide for probable and inherent credit losses in the loan portfolio.  To assess the adequacy of the ALLL, management uses significant judgment focusing on specific allocations applied to loans that are identified for evaluation on an individual loan basis.  In addition, loans are analyzed on a group basis using risk characteristics that are common to groups of similar loans.  The factors that are considered include changes in the size and character of the loan portfolio, changes in the levels of impaired and nonperforming loans, historical losses in each category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and the fair value of underlying collateral as well as changes to the fair value of underlying collateral in the recessionary environment of 2009.

At December 31, 2009 the ALLL was $6.0 million, compared to $5.9 million at December 31, 2008 and $5.8 million at December 31, 2007.  As of December 31, 2009, the ratio of the ALLL to total loans was 0.77% and covered 0.18 times nonperforming loans, compared to a ratio of 0.99% covering 0.69 times nonperforming loans at December 31, 2008 and a ratio of 0.98% covering 1.0 times of nonperforming loans at December 31, 2007.  The decrease in the ALLL to total loans during 2009 was largely due to the accounting treatment for the Acquisition.  The Acquired Bank’s loan portfolio was discounted $85.1 million to fair value as of the Acquisition Date, using a majority of the $110.9 million discount the FDIC provided the Bank in the FDIC-assisted transaction.  As a result, only a very small increase to the ALLL was provided relative to the increase in total loans due to the Acquisition.  The coverage ratio of ALLL to nonperforming loans also decreased significantly because the ALLL only increased by $0.1 million as previously indicated while nonperforming loans increased significantly with $20.5 million of the increase due to the Acquisition.  Nonperforming loans were $33.8 million, or 4.3% of total loans as of December 31, 2009, compared to $8.6 million, or 1.4% of total loans at December 31, 2008 and $5.6 million or 1.0% of total loans at December 31, 2007.  Net charge offs were $3.6 million, $1.1 million and $0.4 million for 2009, 2008, and 2007 respectively. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 10 summarizes the components of the ALLL at December 31, 2009, 2008 and 2007.   Because assumptions and conditions used to estimate the ALLL are subject to change, the components shown in Table 10 are not necessarily indicative of the trend of future loan losses in any particular loan category.  The Bank’s loans have historically been predominantly collateralized by real estate as shown in Table 7.

Table 10

ALLOWANCE FOR LOAN AND LEASE LOSS COMPONENTS (Dollars in Thousands)

	December 31, 2009		December 31, 2008		December 31, 2007
		% of Loans		% of Loans		% of Loans
		In each		In each		In each
	Amount	Category	Amount	Category	Amount	Category

Commercial, industrial, agricultural	$ 340,087	3.6%	$ 242,400	3.9%	$ 467,060	4.8%
Real Estate Construction	518,156	8.4%	1,267,555	8.0%	836,502	7.5%
Real estate-commercial mortgage	1,957,669	36.2%	2,231,165	41.1%	2,756,306	41.6%
Real estate – residential mortgage	3,158,860	49.2%	2,134,181	44.7%	1,627,296	43.7%
Installment loans to individuals	59,415	2.6%	69,861	2.3%	70,763	2.4%

Total	$ 6,034,187	100.0%	$ 5,945,162	100.0%	$ 5,757,927	100.0%

At December 31, 2009, as can be seen in Table 10 above, $0.3 million of the ALLL was allocated to potential losses on commercial, industrial or agricultural loans as a result of management’s analysis of C&I loans that comprise 3.6% of total loans in the Bank’s portfolio.  This allocation represents an increase of $0.1 million from $0.2 million at December 31, 2008 when the C&I category represented 3.9% of total loans.   At December 31, 2009, $0.5 million of the ALLL was allocated to potential losses on real estate construction financing, a decrease of $0.8 million from $1.3 million at December 31, 2008.  Real estate construction financing represents 8.4% of total loans at December 31, 2009 compared to 8.0% of total loans at December 31, 2008.  Although loans in the real estate construction financing category as a percent of total loans increased minimally, the allocation to this category decreased substantially.  Loans in this category would have decreased without the Acquisition, which accounts for the decrease in the associated allowance as the Acquired Bank’s loans were acquired at fair value and did not have a material amount of allowance associated with them as of December 31, 2009.  At December 31, 2009, $2.0 million of the ALLL was allocated to potential losses from commercial real estate loans, a decrease of $0.2 million from $2.2 million at December 31, 2008.   Commercial property in the market served by the Bank has not been as depressed as in other parts of the U.S. and management believes that the portfolio held by the Bank is stable enough to warrant this decrease.  In addition, commercial real estate mortgage loans represented 36.2% of total loans at December 31, 2009 down from 41.1% at December 31, 2008.   At December 31, 2009, $3.2 million of the ALLL was allocated to potential losses on residential real estate loans comprising 49.2% of total loans in the Bank’s portfolio. This allocation represents an increase of $1.1 million from $2.1 million at December 31, 2008, when residential real estate mortgage loans represented 44.7% of total loans.   As the economic slowdown persisted in 2009 management identified home mortgages requiring an additional allocation.  The Bank works with borrowers where possible to restructure and avoid foreclosure.   At December 31, 2009 the allocation for installment loans to individuals was $0.1 million of the total ALLL, unchanged from 2008.  Installment loans represented 2.6% of total loans at the Bank in 2009, up from 2.3% in 2008.

Although significant growth in total loans occurred during 2009, that growth was due solely to the Acquisition.  Because the bank maintained its historical (pre-Acquisition) conservative underwriting standards, there was no organic growth in that portfolio during 2009.  Credit administration continues to remain a high priority, with management monitoring the Corporation’s loan portfolio to identify potential loan loss situations and to address any weaknesses promptly.  This is even more important going forward given the historical weak underwriting standards implicit in the loan portfolio of the Acquired Bank prior to the Acquisition.  Management believes the ALLL to be adequate at December 31, 2009.

Potential Problem Loans

Management uses an internal asset classification system as a means of reporting problem and potential problem assets.  At the quarterly meetings, the board of directors of the Bank reviews trends for loans classified as “Special Mention”, “Substandard” and “Doubtful” for the previous thirteen months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch.

The determination as to the classification of assets and the amount of valuation allowances is subject to review by the Office of the Comptroller of the Currency, the Bank’s primary regulator, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request us to materially adjust its allowance for loan losses.  The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  The Bank analyzes its process regularly, with modifications made if needed, and reports those results four times per year at meetings of the board of directors.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Bank with liquidity, flexibility in asset/liability management, a source of stable income, and is structured to minimize the Corporation’s credit exposure.  It is the practice of the Corporation to hold securities to maturity.

Table 11

INVESTMENT SECURITIES PORTFOLIO (Dollars in Thousands)
At December 31,	2009		2008		2007

Investment securities held-to-maturity	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total

Obligations of:
States and political subdivisions (tax-exempt)	$ 42,834	22.6%	$ 40,524	38.0%	$ 34,126	30.9%
States and political subdivisions (taxable)	2,435	1.3%	3,040	2.9%	6,088	5.5%
U.S. government sponsored entities	144,270	76.0%	60,890	57.1%	70,337	63.6%
Other	250	0.1%	2,197	2.0%	-	0.0%
Total investment securities	$ 189,789	100.0%	$ 106,651	100.0%	$ 110,551	100.0%

Fair value of investment securities	$ 191,485		$ 108,275		$ 111,160

The total investment securities portfolio increased $83.1 million or 78.0% to $189.8 million at December 31, 2009 compared to $106.7 million at December 31, 2008 and $110.6 million at December 31, 2007.  At December 31, 2009 the total carrying value of investment securities represented 16.9% of total assets, compared to 13.5% at December 31, 2008 and 14.0% at December 31, 2007.  The increase in the investment securities portfolio during 2009 was due to the investment of excess cash provided by the Acquisition and significantly more organic deposit growth than loan growth during the year.

States and political subdivisions (tax-exempt) investment securities increased $2.3 million or 5.7% to $42.8 million at December 31, 2009 compared to $40.5 million at December 31, 2008 and $34.1 million at December 31, 2007.  States and political subdivisions (taxable) investment securities decreased $0.6 million or 19.9% to $2.4 million at December 31, 2009 compared to $3.0 million at year end 2008 and $6.1 million at December 31, 2007.  Municipal Investments (tax-exempt and taxable) represent 23.9% of total investment securities at December 31, 2009 compared to 40.9% and 36.4% respectively at December 31, 2008 and 2007.  Management maintains overall quality as well as addresses its asset/liability management concerns by limiting purchases to rated investments of high quality or, on a limited basis, to well known local non-rated issues.  Diversity in the securities portfolio is maintained by limiting the amount of investment to any single debtor in the municipal category. At December 31, 2009, the Bank’s securities portfolio did not contain any obligations of any single issuer that were payable by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 2.7% of stockholders’ equity.

Investments in securities of U.S. government sponsored entities (“GSEs”) increased $83.4 million to $144.3 million at December 31, 2009 compared to $60.1 million at year end 2008 and $70.3 million at year end 2007. Investments include three GSEs; the Federal Home Loan Bank, the Federal National Mortgage Association (Fannie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac). Investments in GSE securities represented 76.0% of total investment securities at December 31, 2009 compared to 57.1% and 63.6% respectively in 2008 and 2007.  The relative increase in GSEs was due to excess liquidity created by the significant influx of deposits during 2009 compared to the soft demand for loans.  Many of the GSEs purchased during 2009 represented relatively attractive yields initially with step-up features in which the yields are scheduled to increase in future periods.  While the Federal Home Loan Bank is a U.S. government sponsored entity, the Bank’s investment in Federal Home Loan Bank securities are not guaranteed by the U.S. Government.  These securities have relatively long maturities but are callable.

The following table sets forth the maturities of investment securities at December 31, 2009, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

Table 12

INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION (Dollars in Thousands)

			After One		After Five
	Within One Year		Within Five Years		Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of:

States and political subdivisions (tax-exempt)	$ 3,133	5.57%	$ 30,663	5.31%	$ 9,038	4.89%
States and political subdivisions (taxable)	-	-%	435	5.64%	2,000	3.75%
U.S. government sponsored entities	-	-%	21,527	4.13%	122,743	2.88%
Corporate entities	200	2.61%	50	2.57%	-	0.0%
	$ 3,333		$ 52,675		$ 133,781

Tax equivalent adjustment for calculation of yield	$ 75		$ 554		$ 147

Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

As indicated in Table 12, $3.3 million or 1.8% of total investment securities mature within one year.  An additional $52.7 million or 27.8% matures after one year and within five years.  The remaining $133.8 million or 70.5% has a maturity extending beyond 5 years, most with maturities of six to seven years.  Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.  Many of the GSEs purchased during 2009 have step-up features in which the interest rate paid on the security is scheduled to increase in future years.  While these securities have maturities greater than five years they are, however, callable by the issuers.  Thus, $146.7 million of the $186.5 million of investment securities maturing after one year have such call features.

Deposits

Deposits are the Bank’s largest source of funds. The Bank competes in Southeastern Wisconsin with other financial institutions such as banks, thrifts and credit unions, as well as non-bank institutions, for retail and commercial deposits.  The Bank continues to market its checking accounts and had continued success in 2009 with completely free checking (non-interest-bearing), several options for interest-bearing checking and for Investor Checking, a tiered product.  The interest-bearing checking options offered are desirable to the Bank as low cost core deposit growth.  Depositors earn interest, but the yields paid on these products are low compared to other funding costs.  Upon the Acquisition the Acquired Bank’s interest rates were modified to be consistent with the Bank’s prevailing rates and the conversion of the deposit products occurred in conjunction with our data conversion completed in March of 2010.

Table 13

AVERAGE DAILY BALANCE OF DEPOSITS AND AVERAGE RATE PAID ON DEPOSITS (Dollars in Thousands)

Year ended December 31,	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$ 127,301	-%	$ 125,217	- %	$ 128,100	- %

Transaction Accounts	171,761	0.57	170,192	1.20	180,013	2.28
Money Market Accounts	101,811	1.25	77,411	1.86	56,449	3.41
Savings	142,142	0.41	132,643	0.64	135,049	0.82
Time deposits (excluding time certificates of deposit of $100,000 or more)	65,039	4.47	77,693	4.92	71,013	4.90
Time deposits ($100,000 or more)	100,049	1.51	55,310	2.22	41,209	3.06

	$ 708,103		$ 638,466		$ 611,833

For the year ended December 31, 2009 average daily deposits were $708.1 million, an increase of $69.6 million or 10.9% over December 31, 2008.  The Acquisition accounted for the majority of the increase in average daily deposits with the remaining increase due to organic deposit growth.

Average non-interest-bearing demand deposits increased $2.1 million or 1.7% to $127.3 million at December 31, 2009 from $125.2 million at December 31, 2008.  The increase was due to the Acquisition, offset by the continued decline in the checking account average balances of $3.7 million.  This decline is primarily due to normal attrition and to a lesser extent conversion of long-time non-interest-bearing demand deposits to interest-bearing checking accounts.   These accounts pay a very low interest rate and are very desirable core deposits, whether new or converted.  Transaction accounts consist of interest-bearing checking held by individuals, municipalities, non-profit organizations and sole owner businesses.  Interest-bearing personal checking deposits increased $11.0 million or 20.7% to $64.0 million at December 31, 2009 as a result of marketing efforts to attract retail depositors.  The increase, coupled with the transactional accounts from the Acquired Bank were partially offset by decreases in NOW accounts and Investor checking accounts.  The most significant decrease was $7.0 million in Investor checking accounts.  The majority of these funds did not leave the Bank as depositors who were eligible for the higher tiers and yields offered in the new Investor Money Market account transferred funds within the Bank.  The resulting net increase for all transaction accounts was $1.6 million or 0.9% to $171.8 million at December 31, 2009.  The blended rate for all transaction accounts in 2009 was 0.56% a decrease of 64 bp from 1.20% in 2008 and 2.28% in 2007.

The average daily balance of money market deposit accounts increased $24.4 million or 31.5% to $101.8 million at December 31, 2009 compared to $77.4 million at December 31, 2008 and $56.4 million at December 31, 2007.  The increase in money market accounts is due both to a new product offering, a continued return to the safety of insured savings deposits by many investors given the uncertainty in the stock and financial markets in 2009 and the Acquisition.  The yield on money market deposits decreased 61 bp to 1.33% for 2009 from 1.94% in 2008 and 3.53% in 2007.

The average daily balance of savings accounts increased $9.5 million or 7.2% to $142.1 million for the year ended December 31, 2009 from $132.6 million and $135.0 million in 2008 and 2007, respectively.  The yield on basic savings was 0.25% in 2009, 0.40% in 2008 and 0.50% in 2007.  Savings sweep accounts for businesses increased the blended savings yields to 0.43%, 0.65% and 0.82% for 2009, 2008 and 2007, respectively.  The sweep rates are tied to the Fed funds rate and vary as that index moves.

The average daily balance of time deposits increased by $32.1 million, or 24.1% to $165.1 million at December 31, 2009, from $133.0 million at December 31, 2008 and $112.2 million at December 31, 2007.  Within that total, time deposits $100,000 or more increased $44.7 million or 80.9% to $100.0 million from $55.3 million and $41.2 million at December 31, 2008 and 2007 respectively.  Time deposits less than $100,000 decreased $12.7 million or 16.3% to $65.0 million from $77.7 million and $71.0 million at December 31, 2008 and 2007, respectively.  The yield on time deposits $100,000 or more was 1.51% in 2009, down from 2.22% in 2008 and 3.06% in 2007.  The average yields are lower on the larger certificates of deposit (CDs) than on time deposits less than $100,000.  A total of $23.3 million or 23% of time deposits in amounts $100,000 or more mature in three months or less, an additional $20.8 million or 21% mature between 3 and 6 months, and an additional $36.4 million or 36% mature between 6 and 12 months, making the total maturing in one year or less $80.5 million or 80% of time deposits in amounts of $100,000 or more, as shown in Table 14.  As a result, these investments earn a lower yield (being on the short end of a normal yield curve) and because they mature faster, renew at lower rates given the relatively low interest rate environment of 2009.  The growth in total time deposits comes from local depositors and increases in 2009 are the result of the Acquisition as well as a decision by management to attract additional core deposits during the year in order to bolster the Bank’s liquidity position.  The Bank promoted certificate of deposit “specials” and was pleased to achieve the growth shown in Table 13.  The yield on time deposits excluding time deposits of $100,000 or more was 4.47% in 2009, down from 4.92% in 2008 and 4.90% in 2007.  Certificate of deposits less than $100,000 have a more even maturity distribution from short term to 60 months, which is the longest investment term offered by the Bank. Therefore these depositors earn higher rates as deposits are spread evenly throughout the yield curve and do not reprice at lower rates as quickly.

The Bank has no brokered certificates of deposit and does not participate in any CDars programs.  Certificate of deposits of $100,000 or more are generally drawn from the Bank’s market and from its customers.  Core deposits are crucial to the success of a financial institution and the Corporation considers these deposits in amounts of $100,000 or more to be core deposits.

Table 14

MATURITY DISTRIBUTION DEPOSITS IN AMOUNTS OF $100,000 AND OVER (Dollars in Thousands)

December 31, 2009:

Three months or less	$ 23,312
After 3 through 6 months	20,782
After 6 through 12 months	36,408
After 1 year through 2 years	8,761
After 2 years through 3 years	4,432
After 3 years through 4 years	4,591
After 4 years through 6 years	1,763
$ 100,049

Other Funding Sources

The Bank meets daily funding needs through other short-term borrowings; principally its Fed funds facilities with four correspondent banks and one secured facility; treasury, tax and loan (“TT&L”) with the U.S. Treasury and a short-term borrowing facility from the Federal Reserve Bank of Chicago.  The Bank had no Fed funds purchased at December 31, 2009 or December 31, 2008 compared to $12.9 million at December 31, 2007.  TT&L borrowings totaled $1.8 million, $3.9 million and $2.2 million at December 31, 2009, 2008 and 2007, respectively.  The Fed funds purchased facility is a non-collateralized overnight borrowing.  The TT&L notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities.  The funds are placed with the Bank at the discretion of the U.S. Treasury and may be called at any time.

Liquidity

The objective of liquidity management is to ensure that the Corporation and the Bank have the ability to generate sufficient cash or cash equivalents in a timely and cost efficient manner to meet commitments as they come due.  Funds are available from a number of sources, primarily from core deposits and loan and security repayments and/or maturities.  If needed, additional liquidity can be obtained from the sale of portfolio securities or loans, lines of credit with major banks and the acquisition of deposits.

It has been management’s practice not to sell portfolio loans or securities prior to maturity.  The use of available credit facilities has been the principal source of liquidity when needed.   At December 31, 2009, the Bank has a combined $75 million approved Fed funds purchased facility with four correspondent banks and has the ability to borrow an additional $29.0 million under a short-term facility at the Federal Reserve Bank of Chicago.  Management has avoided the use of brokered deposits; however the Bank has, through its normal day-to-day activity, developed deposit relationships with a number of local government entities and has pledged securities and loans to these depositors to meet their collateral requirements.  The Bank continues to attract deposits by offering competitive deposit rates and by offering a high level of service with extended hours, seven days per week banking and forty-four locations in Southeastern Wisconsin.

Off-Balance Sheet Arrangements

The Bank uses certain derivative financial instruments to meet the ongoing credit needs of its customers and to manage the market exposure of its residential loans held for sale and its commitments to extend credit for residential loans.  Derivative financial instruments include commitments to extend credit and forward loan sale commitments.  The Bank does not use interest rate contracts (e.g. swaps, caps or floors) or other derivatives to manage interest rate risk and has none of these instruments outstanding.  The Bank, through its normal operations, does have loan commitments and standby letters of credit outstanding as of December 31, 2009 in the amount of $107.2 million and $5.9 million, respectively.  These items are further explained in Note 17 of Notes to Consolidated Financial Statements.

Table 15

CONTRACTUAL OBLIGATIONS PAYMENTS DUE BY PERIOD AT DECEMBER 31, 2009 (In Thousands)

		Less Than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Certificates of Deposit and Other Time Deposits	$ 235,158	$ 192,438	$ 30,847	$ 10,360	$ 1,513
Short-Term Debt Obligations	1,812	1,812	-	-	-

Minimum Operating Lease
Obligations	4,243	1,153	1,433	1,106	551

Total	$ 241,213	$ 195,403	$ 32,280	$ 11,466	$ 2,064

Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk.  Market risk in the form of interest rate risk is measured and managed through the asset/liability management system.  The Bank uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments.  Policies approved by the Board of Directors limit exposure of earnings at risk.  General interest rate movements are used to develop sensitivity models and monitor earnings at risk.  These limits are based on the Bank’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

The Bank’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Bank’s transactions are denominated in U.S. dollars, with no specific foreign exchange exposure.

Interest Rate Risk

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and pays on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes.  Interest Rate Risk (“IRR”) is the exposure of an organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value.  However, excessive levels of IRR could pose a significant threat to the Bank’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Bank’s safety and soundness.

When assessing IRR, the Bank seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity.

Evaluating the quantitative level of IRR exposure requires the Bank to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and, where appropriate, asset quality.

Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Bank’s interest income and overall asset yields. Certain portions of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Bank seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing or selling assets. Also, short-term borrowings provide additional sources of liquidity for the Bank.

Several ways an institution can manage IRR include selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities by shortening terms of new loans or investments.  The Bank has employed all these strategies in varying degrees. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures and other such derivative financial instruments are often used for this purpose. The Bank has never purchased any of these types of derivative financial instruments.

In order to measure earnings sensitivity to changing rates, the Bank uses two different measurement tools:  static gap analysis, and simulation of earnings.  The static gap analysis starts with contractual repricing information for assets and liabilities.  These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets and other liabilities) to create a baseline repricing balance sheet.  In addition to the contractual information, residential mortgage whole loan products are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount.

At the end of 2009, the Bank’s balance sheet was asset sensitive to interest rate movements for principal amounts maturing in one year. Asset sensitive means that assets will reprice faster than liabilities.  In a rising rate environment, an asset sensitive bank will generally benefit.  Liability sensitive means interest-bearing deposits will reprice faster than assets.  In a rising rate environment a liability sensitive bank will generally not benefit.

Table 16

TRI CITY BANKSHARES CORPORATION QUANTITATIVE DISCLOSURES OF MARKET RISK (Dollars in Thousands)

December 31, 2009
	Principal Amount Maturing in:							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09
Rate-sensitive assets:
Fixed interest rate loans	$ 286,157	$ 169,399	$ 126,860	$ 35,659	$ 16,701	$ 11,235	$ 646,011	$ 647,244
Average interest rate	6.23%	6.39%	6.30%	6.25%	5.85%	5.77%	6.27%
Variable interest rate loans	$ 34,825	$ 16,438	$ 3,459	$ 3,328	$ 1,543	$ 82,275	$ 141,868	$ 142,139
Average interest rate	3.38%	3.44%	3.70%	4.53%	4.23%	5.80%	4.83%
Fixed interest rate securities	$ 3,333	$ 11,020	$ 16,047	$ 12,428	$ 12,680	$ 19,985	$ 75,493	$ 77,609
Average interest rate	5.39%	5.61%	5.65%	4.54%	3.52%	4.26%	4.72%
Variable interest rate securities	$ -	$ -	$ -	$ -	$ 500	$ 113,796	$ 114,296	$ 113,876
Average interest rate	-%	-%	-%	-%	2.00%	2.99%	2.99%
Other interest bearing assets	$ 39,738						$ 39,738	$ 39,738
Average interest rate	.12%						.12%

Rate-sensitive liabilities:
Savings and interest-bearing
Checking	$ 751,433						$ 751,433	$ 751,433
Average interest rate	.69%						.69%
Time deposits	$ 193,831	$ 23,397	$ 7,449	$ 8,846	$ 1,513	$ 1,513	$ 236,551	$ 234,551
Average interest rate	2.16%	2.65%	3.53%	4.43%	2.80%	2.80%	2.35%
Variable interest rate
Borrowings	$ 1,812						$ 1,812	$ 1,812
Average interest rate	.49%						.49%

December 31, 2008
	Principal Amount Maturing in:							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	12/31/08
Rate-sensitive assets:
Fixed interest rate loans	$ 168,957	$ 136,434	$ 146,977	$ 13,725	$ 16,216	$ 7,868	$ 490,177	$ 494,394
Average interest rate	6.71%	6.97%	6.38%	6.29%	6.06%	5.89%	6.64%
Variable interest rate loans	$ 73,118	$ 17,050	$ 11,827	$ 425	$ 1,988	$ 5,061	$ 109,469	$ 110,411
Average interest rate	3.41%	3.19%	3.88%	5.70%	6.18%	6.72%	3.64%
Fixed interest rate securities	$ 11,702	$ 4,392	$ 10,831	$ 15,026	$ 24,019	$ 40,681	$ 106,651	$ 108,275
Average interest rate	6.40%	5.65%	5.63%	5.77%	4.16%	4.38%	4.93%
Variable interest rate securities	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Average interest rate	-%	-%	-%	-%	-%	-%	-%	-%
Other interest bearing assets	$ 11,457						$ 11,457	$ 11,457
Average interest rate	2.06%						2.06%

Rate-sensitive liabilities:
Savings and interest-bearing
Checking	$ 408,932						$ 408,932	$ 408,932
Average interest rate	1.16%						1.16%
Time deposits	$ 110,433	$ 21,952	$ 3,596	$ 3,944	$ 3,265	$ -	$ 143,190	$ 141,606
Average interest rate	3.23%	3.62%	4.12%	4.45%	3.48%	-%	3.35%
Variable interest rate
Borrowings	$ 3,911						$ 3,911	$ 3,911
Average interest rate	2.00%						2.00%

As indicated in Table 16, the majority of the Bank’s earning assets mature within the next three years.  Fixed interest rate loans in the amount of $286.2 million, $169.4 million and $126.9 million mature respectively in 2010, 2011 and 2012.  These fixed-rate loans total

$582.3 million or 90.2% of all fixed-rate loans at December 31, 2009. As of December 31, 2008 fixed rate loans maturing in three years or less were $452.4 million or 92.3% of all fixed rate loans.  Although there was a significant increase in fixed rate loans due to the Acquisition, the maturity distribution indicates very little change from December 31, 2008 as the Acquired Bank’s loans had a similar distribution as the Bank’s.  The Bank’s traditional vehicle for lending remains residential real estate loans and commercial real estate loans held in its portfolio with a note maturity of one to three years.  The average interest rate on total fixed rate loans decreased 37 bp to 6.27% for 2009 from 6.64% in 2008 as notes matured and renewed at lower rates.

The Bank also offers lines of credit to businesses and HELOCs to consumers.  These loans typically have floating rates indexed to the Bank’s reference rate or, in the case of HELOCs, to the prime rate as published by the Wall Street Journal.  Total variable interest rate loans increased $32.4 million or 29.6% to $141.9 million at December 31, 2009 from $109.5 million at December 31, 2008.  The maturity distribution of variable interest rate loans is not the measure of interest rate risk, as interest rates are adjusted daily for most commercial lines and HELOCs when the associated index changes.  The average interest rate on variable rate loans increased to 4.83% as of December 31, 2009 compared to 3.64% as of December 31, 2008.  Both the significant increase in volume and rate was due to the loan portfolio, as the Acquired Bank had a high proportion of variable rate loans at relatively high interest rates.

As indicated in Table 16, investment securities at December 31, 2009 were comprised of $75.5 million in fixed rate investments and $114.3 million in variable rate investment securities totaling $189.8 million, an increase of $83.1 million or 77.9% compared to $106.7 million at December 31, 2008.  The increase was the result of Bank’s excess liquidity from both the Acquisition and organic deposit growth during 2009.    Fixed rate investment securities decreased $31.2 million or 29.2% to $75.5 million at December 31, 2009 compared to $106.7 million at December 31, 2008.  During 2009 the Bank purchased $114.3 million variable rate securities.   Many of these securities provided relatively attractive yields initially and also provide a degree of protection for rising interest rates with step-up features in which the yields are scheduled to increase in future periods.  The maturity distribution of variable interest rate investment securities is not the measure of interest rate risk as a result of the step up feature. Of the $114.3 million in variable rate securities which have maturities between 2014 and 2019, all have annual or bi-annual rate adjustments beginning in 2010, 2011, 2012 or 2013.  Variable investment securities in the amount of $10.5 million have an initial adjustment in 2010, $31.5 million have an initial adjustment in 2011 and $54.5 million have an initial adjustment in 2012.  Two securities in the amount of $17.8 million have a first rate adjustment in 2013.  The variable rate investment securities are callable by the issuer in the event that interest rates rise.  On December 31, 2009, $20.0 million or 26.5% of a total of $75.5 million of the fixed rate investment securities had maturities greater than five years (after 2014).  On December 31, 2008, $40.7 million or 38.1% of a total of $106.7 million fixed rate investment securities had maturities greater than five years (after 2013). On December 31, 2009, $113.8 million or 99.6% of a total of $114.3 million of the variable rate investment securities had maturities greater than five years (after 2014).  The bank did not have any variable rate investment securities in 2008.  The average interest rate on the fixed rate investment securities decreased 21 bp to 4.72% at December 31, 2009 from 4.93% at year end 2008.  The average interest rate on the variable rate investment securities was 4.72% at December 31, 2009.  The bank did not have any variable rate investment securities in 2008.  At December 31, 2009, other interest-bearing assets consisting of overnight funds invested as Fed funds sold to a correspondent bank were $39.7 million with an average interest rate of 0.12% compared to other interest-bearing assets of $11.5 million with an average rate of 2.06% at December 31, 2008.

Rate-sensitive liabilities create funding that is predominantly short term, with $752.8 million in savings and interest bearing checking accounts that have no stated maturity and are considered to be floating rate funds.  This is a large increase from $408.9 million in 2008 which is primarily due to the Acquisition as well as a seasonal increase in municipal deposits in the fourth quarter.  Historically, the Bank has relied on core deposit growth in these areas because funding costs for both products are the lowest of the various interest bearing products offered by financial institutions.  The average interest rate on savings and interest-bearing checking decreased 47 bp to 0.69% at December 31, 2009 from 1.16% at December 31, 2008. Time deposit balances maturing in one year or less increased $82.0 million or 74.3% to $192.4 million at December 31, 2009 compared to $110.4 at December 31, 2008.   Time deposit balances maturing in 2011 through 2014 increased $8.4 million or 25.8% at December 31, 2008.  In total time deposits increased $92.0 million or 64.2% to $235.2 million at December 31, 2009 compared to $143.2 million at December 31, 2008 largely as a result of the Acquisition.  The average interest rate of time deposits decreased 99 bp to 2.36% at December 31, 2009 from 3.35% at December 31, 2008.

The Corporation’s funding acquisition and deployment strategy, management reporting and board approved limits target a cumulative ratio of 1.0 for Rate Sensitive Assets vs. Rate Sensitive Liabilities (“RSA/RSL”) at one year.  The Bank RSA/RSL ratio is 1.01 at December 31, 2009 (where a cumulative ratio of 1.0 is balanced and neither asset nor liability sensitive after one year).  The asset sensitive difference of 0.01 means that $3.4 million more earning assets will be rate adjusted than interest bearing liabilities at December 31, 2009.   As of December 31, 2009, the 12 month weighted liability gap is $93.4 million, a decrease of $10.0 million from a $103.4 million weighted liability gap at December 31, 2008.  The weighted gap indicates the excess average balance of liabilities (in the case of a liability sensitive company) subject to re-pricing earlier than assets.  The ratio and analysis includes assumptions that closely follow the Bank’s techniques for managing risk; lagged interest rate adjustments, administered rate products, rate adjustment of cash flow from amortization and prepayment of loans through reinvestment, and the reinvestment of maturing assets and liabilities.  In this case, the 12 month weighted liability gap is due to more floating rate liabilities than floating rate assets that can be immediately repriced.

Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100 bp and 200 bp parallel rate shock can be accomplished through the use of simulation modeling.  In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity.  The model projects net interest income based on a hypothetical change in interest rates.  The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates.  Table 17 below represents the Corporation’s earnings sensitivity to a plus or minus 100 and 200 bp parallel rate shock.

Table 17

	Net Interest Income Over One Year Horizon

	Amount	Dollar Change	Percentage Change
+200 bps	$ 43,332	$ (1,298)	(2.9%)
+100 bps	44,103	(527)	(1.2%)
Base	44,630	0	0.0%
-100 bps	45,390	760	1.7%
-200 bps	44,824	194	0.4%

These results are based solely on the modeled changes in market rates, and do not reflect the earnings sensitivity that may arise from other factors such as the shape of the yield curve and changes in spread between key market rates.  These actions also do not include any action management may take to mitigate potential income variances. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

Capital

The adequacy of the Corporation’s capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, changing competitive forces, economic condition in markets served, and strength of management.

Table 18

CAPITAL
(Dollars and Share Numbers in Thousands)

Year ended December 31,	2009	2008	2007
Total stockholders' equity	$ 121,396	$ 108,936	$ 106,767
Tier 1 capital	119,226	108,936	106,767
Total capital	125,260	114,881	112,525
Book value per common share	13.63	12.23	12.02
Cash dividends per common share	1.08	1.04	1.00
Dividend reinvestment price at end of period	-	-	19.35
Low reinvestment price for the period	-	19.35	19.35
High reinvestment price for the period	-	19.35	19.35
Equity to assets ratio (average equity divided by average total assets)	13.24%	14.33%	14.36%
Tier 1 leverage ratio	12.03	14.26	14.26
Tier 1 risk-based capital ratio	15.09	18.02	17.98
Total risk-based capital ratio	15.86	19.00	18.95
Shares outstanding (period end)	8,905	8,905	8,884
Basic shares outstanding (average)	8,905	8,903	8,848
Diluted shares outstanding (average)	8,905	8,903	8,848

Total stockholders’ equity at December 31, 2009 increased $12.5 million to $121.4 million, or $13.63 book value per common share compared with $108.9 million, or $12.23 book value per common share at December 31, 2008 and $106.8 million, or $12.02 book value per common share at December 31, 2007.

The increase in stockholders’ equity was the result of retained earnings for 2009 due to the Bank’s strong earnings for the year, including the Acquisition related gain with offsetting decreases from the payment of cash dividends.  Stockholders’ equity to assets at December 31, 2009 was 10.78%, down from 13.74% at December 31, 2008 and 13.51% at December 31, 2007.  The reason for the decline is that asset growth due to the Acquisition outpaced the increase in retained earnings during 2009.

Cash dividends paid in 2009 were $1.08 per share compared with $1.04 per share in 2008, an increase of 3.8%.  Cash dividends paid in 2008 were $1.04 per share compared with $1.00 per share in 2007, an increase of 4.0%.

As of December 31, 2009 the Corporation’s Tier 1 leverage ratio was 12.03% compared to 14.26% at both December 31, 2008 and December 31, 2007.  Tier 1 risk-based capital ratios were 15.09%, 18.02% and 17.98% respectively, and total risk-based capital ratios were 15.86%, 19.00% and 18.95%, respectively for years ended 2009, 2008 and 2007.  All ratios are significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes that the Corporation has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Results of Operations

2008 Compared to 2007

The Corporation reported net income of $11.0 million for the year ended December 31, 2008, an increase of $1.0 million or 10.5% from the $10.0 million earned in 2007.  Basic earnings per share for 2008 were $1.24, a 9.7% increase from 2007 basic earnings per share of $1.13.  Return on average assets and return on average equity for 2008 were 1.46% and 10.12%, respectively, compared to 1.36% and 9.49%, respectively, for 2007.  Cash dividends of $1.04 per share were paid in 2008, an increase of 4.0% over cash dividends of $1.00 per share paid in 2007.

The 2008 net income increase of $1.0 million was primarily due to income from two non-recurring events.  The unexpected passing of Chairman Hank Karbiner resulted in a tax-free death benefit of $0.6 million from bank owned life insurance and pretax income of $0.1 million resulted from the gain on sale of VISA stock following the VISA initial public offering.  Excluding these items, the Corporation would have posted net income of $10.3 million for 2008, an increase of $0.3 million or 3.5% over 2007.  The $0.3 million increase excluding non-recurring items is notable given that the Bank’s provision for loan losses increased $0.8 million or 160% to $1.3 million in 2008 from $0.5 million in 2007.

Taxable equivalent net interest income was $34.7 million for 2008, an increase of $1.6 million or 4.8% from 2007.  Taxable equivalent interest income decreased $1.4 million while interest expense decreased $3.0 million as a result of declining rates and the opportunity to re-price the Bank’s variable rate deposits faster than loans.  Although interest yields on loans repriced at a slower pace than yields on deposits, they did reprice at lower rates throughout 2008, resulting in $3.8 million less interest income from loans.  This decrease in interest income was partially offset by growth in commercial and real estate loans that added $2.7 million to interest income.  The resulting $1.1 million net decrease in interest income from loans was the largest component of the $1.4 million decrease in total interest income with a reduction in interest income from Federal funds sold accounting for the remainder.  On the expense side, a decrease of $3.0 million in interest expense on deposits and short-term borrowings was primarily attributable to lower rates that reduced interest expense by $4.0 million that was partially offset by increased volume in time deposits and money market accounts resulting in $1.0 million additional interest expense.   Average earning assets increased $23.7 million to $698.8 million while average interest bearing liabilities increased $22.0 million to $519.7 million.

The net interest margin for 2008 was 4.97% compared to 4.90% in 2007.  The 7 bp increase is attributable to a 27 bp increase in interest rate spread (a decrease of 43 bp on the yield of earning assets offset by a 70 bp decrease on the yield of interest-bearing liabilities), partially offset by a 20 bp decrease from the contribution of net interest free funds.

Non-interest income was $12.9 million for 2008, an increase of $1.6 million or 14.4% from 2007.  The increase was primarily the result of ancillary fees paid by retail deposit account holders which increased $0.5 million or 5.5% from 2007 to 2008. Mortgage banking revenue also increased $0.2 million in 2008 due to increased refinance activity in secondary market mortgages.  Other income increased $0.9 million primarily as a result of the aforementioned BOLI and VISA non-recurring events.

Non-interest expense was $29.2 million, up $1.2 million or 4.2% from 2007.  Personnel expense increased $0.4 million or 2.8%, occupancy expense increased $0.2 million or 8.2%, computer services increased $0.3 million or 13.5% and other expenses increased $0.3 million or 6.9%.

Income tax expense remained unchanged at $5.3 million for both 2008 and 2007 despite higher income in 2008 derived from a significant increase in tax exempt income on investment securities and the tax-free nature of the BOLI death benefit received in 2008.

Total loans were $599.6 million at December 31, 2008, an increase of $13.4 million from December 31, 2007, primarily due to commercial and residential real estate loan growth and a small increase in real estate construction loans outstanding.  Total real estate loans grew $17.9 million or 3.3% and represented 93.7% of total loans at December 31, 2008, compared to 92.8% at December 31, 2007.  Commercial loans declined $4.4 million or 15.7% and represented 3.9% of total loans at December 31, 2008, compared to 4.8% at December 31, 2007.

Total deposits were $677.7 million at December 31, 2008, an increase of $11.9 million or 1.8% from December 31, 2007.  The increase was fueled by a $26.7 million increase in time deposits, which more than offset decreases in demand deposits, savings and transaction accounts.

Net charge offs were $1.1 million in 2008, an increase of $0.7 million from 2007, with the majority of the increase attributable to the real estate mortgage loan portfolio.  Net charge offs were 0.19% of average loans in 2008 compared to 0.07% in 2007.  The PLLL charged to earnings was $1.3 million in 2008 compared to $0.5 million in 2007.  The ratio of allowance for loan and lease losses to loans was 0.99% and 0.98% at December 31, 2008 and 2007, respectively.  Nonperforming loans were $8.6 million, representing 1.4% of total loans at December 31, 2008, compared to $5.6 million or 1.0% of total loans at December 31, 2007.  The Bank held only one property valued at $0.1 million in OREO at December 31, 2008 and this non-earning asset was liquidated in January 2009.

As of December 31, 2008, the Corporation’s Tier 1 leverage ratio was 14.3%, the Tier 1 risk-based capital ratio was 18.0% and the total risk-based capital ratio was 19.0%.  All ratios exceed minimum regulatory requirements for the Corporation to be deemed “well capitalized”.

Tri City Bankshares Corporation Selected Financial Data

	2009	2008	2007	2006	2005
Total interest income	$ 44,386,514	$ 43,451,436	$ 45,067,344	$ 40,923,621	$ 36,026,287
Total interest expense	6,953,466	9,517,508	12,574,378	10,592,023	7,630,910
Net interest income	37,433,048	33,933,928	32,492,966	30,331,598	28,395,377
Provision for loan losses	3,705,555	1,300,000	480,000	240,000	175,000
Net interest income after provision for loan losses	33,727,493	32,633,928	32,012,966	30,091,598	28,220,377
Income from operations	14,238,331	16,316,874	15,260,616	14,087,241	13,205,607
Acquisition-related gain	21,474,123	-	-	-	-
Income before income taxes	35,712,454	16,316,874	15,260,616	14,087,241	13,205,607
Provision for income tax	13,635,000	5,292,500	5,284,000	4,803,500	4,257,000
Net income	22,077,454	11,024,374	9,976,616	9,283,741	8,948,607

Basic earnings per share	2.48	1.24	1.13	1.06	1.05
Cash dividends declared per share	1.08	1.04	1.00	.88	.78

Average daily balances: (amounts in thousands)

Total assets	827,040	753,583	732,209	710,756	698,776
Total net loans	630,240	580,906	543,338	509,365	489,687
Held to maturity investment securities	112,707	107,885	117,489	129,435	146,829
Total deposits	708,103	638,466	611,833	603,006	575,724
Total stockholders’ equity	109,502	107,954	105,133	100,627	95,093

Tri City Bankshares Corporation

Market for Corporation’s Common Stock

And Related Stockholder Matters

The Corporation’s stock is traded on the OTC Bulletin Board (“OTCBB”) and the Pink Sheets under the trading symbol “TRCY.PK.”  OTCBB Pink Quote quotations do not reflect retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  Trading in the Corporation’s stock is limited and sporadic and the Corporation believes that no established trading market exists for its stock.  The following table sets forth the high and low OTCBB Pink Quote bid quotations for the Corporation’s stock for the past two years.

	OTCBB Pink Quote
	Bid Quotations

Fiscal Quarter Ended	High	Low

March 31, 2008	$ 20.00	18.50
June 30, 2008	19.75	16.50
September 30, 2008	18.10	13.25
December 31, 2008	17.50	12.00
March 31, 2009	14.50	10.05
June 30, 2009	16.50	12.00
September 30, 2009	17.25	14.50
December 31, 2009	19.50	14.75

As of December 31, 2009, the number of holders of record of the Corporation’s common stock was 642.

The Corporation declared four quarterly cash dividends in 2009 in the amount of $0.27 per share.  These dividends were declared on January 7, April 8, July 8 and October 7, payable on January 29, April 30, July 30 and October 29, respectively.  Quarterly dividends of $0.26 per share were paid each of the four quarters of 2008.  The Corporation expects to continue to pay comparable quarterly dividends in the future, although there can be no assurance as to if, when or the amount of any such dividends.

The Corporation is not party to any loan agreement, indenture or other agreement which restricts its ability to pay dividends; however, the Wisconsin Business Corporation Law authorizes directors to declare and pay cash dividends only out of the Corporation’s unreserved and unrestricted earned surplus.  See Note 18 to consolidated financial statements for restrictions imposed by regulatory agencies upon the Bank’s ability to transfer funds to the parent corporation.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total stockholder return on the Corporation's common stock over the last five fiscal years compared to the returns of the Standard & Poor's 500 Stock Index and S&P 500 Commercial Banks Index compiled by Standard & Poor's and consisting of 20 regional banks, assuming that $100 is invested on December 31, 2004 with dividends reinvested.

TRI CITY FIVE YEAR STOCK PERFORMANCE
With Dividend Reinvestment
250
200
150
100
50
0
Dollars
2004
2005
2006
2007
2008
2009
Years ended December 31
TRI CITY
S&P 500
S&P 500 COMMERCIAL BANKS

FIVE YEAR STOCK PERFORMANCE
PERIOD		S&P 500 COMMERCIAL	TRI CITY
(FISCAL YEAR COVERED)	S&P 500	BANKS	BANKSHARES

2004	100.00	100.00	100.00
2005	104.91	101.52	96.51
2006	121.48	117.36	103.69
2007	128.14	90.73	105.34
2008	80.73	57.47	80.91
2009	102.09	53.60	118.36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tri City Bankshares Corporation

We have audited the accompanying consolidated balance sheets of Tri City Bankshares Corporation and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri City Bankshares Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for each of the three years ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Milwaukee, Wisconsin

March 26, 2010

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

ASSETS

	2009	2008
Cash and due from banks	$ 60,364,695	$ 41,504,793
Federal funds sold	39,737,847	11,457,040
Cash and cash equivalents	100,102,542	52,961,833
Held to maturity securities, fair value of $191,484,866 and $108,274,692 as of 2009 and 2008, respectively	189,788,913	106,650,798
Loans, less allowance for loan and lease losses of $6,034,187 and $5,945,162 as of 2009 and 2008, respectively	781,845,638	593,700,921
Premises and equipment - net	20,021,428	21,104,762
Cash surrender value of life insurance	11,552,684	11,047,591
Mortgage servicing rights - net	1,794,635	590,224
Core deposit intangible	1,991,066	-
Other real estate owned	4,681,481	109,553
Accrued interest receivable and other assets	13,930,465	6,767,262
TOTAL ASSETS	$1,125,708,852	$792,932,944

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand	$156,303,510	$125,556,485
Savings and NOW	595,129,305	408,931,613
Other time	236,550,882	143,190,064
Total Deposits	987,983,697	677,678,162
Other borrowings	1,812,016	3,911,054
Accrued interest payable and other liabilities	14,516,835	2,407,462
Total Liabilities	1,004,312,548	683,996,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding in 2009 and 2008	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	85,947,919	73,487,881
Total Stockholders' Equity	121,396,304	108,936,266
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,125,708,852	$792,932,944

See accompanying notes to consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
INTEREST INCOME
Loans	$ 40,125,009	$ 38,828,304	$ 39,893,667
Investment securities
Taxable	2,792,315	3,036,762	3,597,836
Tax exempt	1,412,812	1,480,986	1,104,444
Federal funds sold	21,806	86,058	452,071
Other	34,572	19,326	19,326
Total Interest Income	44,386,514	43,451,436	45,067,344
INTEREST EXPENSE
Deposits	6,922,648	9,388,654	11,873,895
Federal funds purchased	-	107,464	627,389
Other borrowings	30,818	21,390	73,094
Total Interest Expense	6,953,466	9,517,508	12,574,378
Net Interest Income before Provision for Loan Losses	37,433,048	33,933,928	32,492,966
Provision for loan losses	3,705,555	1,300,000	480,000
Net Interest Income after Provision for Loan Losses	33,727,493	32,633,928	32,012,966
NONINTEREST INCOME
Service charges on deposits	9,921,208	9,574,566	9,069,226
Loan servicing income	(31,636)	179,381	230,881
Net gain on sale of loans	2,320,738	387,036	171,402
Increase in cash surrender value of life insurance	505,093	464,465	453,755
Acquisition-related gain	21,474,123	-	-
Other income	2,411,170	2,279,620	1,339,678
Total Noninterest Income	36,600,696	12,885,068	11,264,942
NONINTEREST EXPENSES
Salaries and employee benefits	17,670,068	16,240,596	15,803,452
Net occupancy costs	3,266,406	2,930,770	2,707,894
Furniture and equipment expenses	1,895,944	1,621,313	1,819,604
Computer services	3,226,850	2,642,398	2,327,097
Advertising and promotional	976,295	1,018,367	943,358
Regulatory agency assessments	1,098,865	266,943	246,237
Office supplies	717,815	718,208	650,236
Acquisition expenses	619,902	-	-
Other expenses	5,143,590	3,763,527	3,519,414
Total Noninterest Expenses	34,615,735	29,202,122	28,017,292
Total Income before Taxes	35,712,454	16,316,874	15,260,616
Less: Applicable income taxes	13,635,000	5,292,500	5,284,000

NET INCOME	$ 22,077,454	$ 11,024,374	$ 9,976,616

Basic earnings per share	$ 2.48	$ 1.24	$ 1.13

Dividends per share	$ 1.08	$ 1.04	$ 1.00

Weighted average shares outstanding	8,904,915	8,903,317	8,847,973

See accompanying notes to consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2009, 2008 and 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCES – January 1, 2007	$ 8,801,813	$ 24,651,548	$ 70,579,353	$ 104,032,714
Net income	-	-	9,976,616	9,976,616
Cash dividends - $1.00 per share	-	-	(8,833,194)	(8,833,194)
Common stock issued under dividend reinvestment plan – 82,230 shares	82,230	1,508,913	-	1,591,143
Common stock fractional shares redeemed	2	44	-	46
BALANCES - December 31, 2007	8,884,045	26,160,505	71,722,775	106,767,325
Net income	-	-	11,024,374	11,024,374
Cash dividends - $1.04 per share	-	-	(9,259,268)	(9,259,268)
Common stock issued under dividend reinvestment plan – 20,685 shares	20,685	379,558	-	400,243
Common stock fractional shares issued	185	3,407	-	3,592
BALANCES - December 31, 2008	8,904,915	26,543,470	73,487,881	108,936,266
Net income	-	-	22,077,454	22,077,454
Cash dividends - $1.08 per share	-	-	(9,617,416)	(9,617,416)
BALANCES - December 31, 2009	$ 8,904,915	$26,543,470	$ 85,947,919	$ 121,396,304

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 22,077,454	$ 11,024,374	$ 9,976,616
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	2,247,216	2,186,194	2,041,732
Amortization of servicing rights, premiums and discounts	928,315	400,495	335,290
Gain on sale of loans	(2,320,738)	(387,036)	(171,402)
Amortization of other intangibles	111,934	-	-
Provision for loan losses	3,705,555	1,300,000	480,000
Benefit for deferred income taxes	-	(241,000)	(202,000)
Proceeds from sales of loans held for sale	120,244,292	26,784,889	15,661,095
Originations of loans held for sale	(21,474,121)	(26,604,607)	(15,489,693)
Increase in cash surrender value of life insurance	(505,093)	(464,465)	(453,755)
(Gain) loss on other real estate owned	377,876	(58,573)	50,000
Gain on disposal of premises and equipment	-	(165,244)	-
Net gain on acquisition	(21,474,121)	-	-
Gain on death benefits of insurance policy	-	(606,585)	-
Net change in:
Accrued interest receivable and other assets	(5,990,417)	15,073	(194,051)
Accrued interest payable and other liabilities	9,152,087	(26,596)	(680,737)
Net Cash Flows Provided by Operating Activities	9,738,720	13,156,919	11,353,095
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	66,737,249	88,851,957	38,180,084
Purchases	(141,440,231)	(85,077,351)	(30,519,754)
Net increase in loans	1,046,334	(15,288,163)	(52,053,838)
Purchases of premises and equipment – net	(1,163,882)	(3,155,980)	(1,923,381)
Proceeds from sale of other real estate owned	1,724,575	756,800	175,000
Proceeds of life insurance death benefit	-	1,646,154	-
Proceeds from sales of premises and equipment	-	83,582	-
Net cash proceeds received in FDIC assisted transactions	58,550,538	-	-
Net Cash Flows Used in Investing Activities	(14,545,411)	(12,183,001)	(46,141,889)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,015,680	11,874,382	4,375,539
Net change in federal funds purchased	-	(12,851,264)	12,851,264
Net change in other borrowings	(3,450,858)	1,740,483	(1,299,449)
Dividends paid	(9,617,416)	(9,259,268)	(8,833,194)
Common stock issued – net	-	403,835	1,591,189
Net Cash Flows Provided by (Used) in Financing Activities	51,947,406	(8,091,832)	8,685,349
Net Change in Cash and Cash Equivalents	47,140,709	(7,117,914)	(26,103,445)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	52,961,833	60,079,747	86,183,192
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 100,102,542	$ 52,961,833	$ 60,079,747

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(continued)

	2009	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ 7,561,377	$ 9,538,753	$ 12,605,994
Cash paid for income taxes	5,817,207	5,665,125	5,345,100
Loans receivable transferred to other real estate owned	3,776,798	807,780	225,000
Mortgage servicing rights resulting from sales of loans	892,086	206,754	113,983
Acquisition
Non cash assets acquired: Investment securities	8,755,001	-	-
Loans, net of discount	196,673,404	-	-
Other real estate owned	2,897,581	-	-
Other intangibles, net	2,103,000	-	-
Mortgage servicing assets	920,772	-	-
Other assets	1,172,786	-	-
Total noncash assets acquired	212,522,544	-	-

Liabilities assumed:
Deposits	245,289,855	-	-
Other borrowings	1,351,820	-	-
Accrued expenses and other liabilities	11,568,408	-	-
Total Liabilities assumed	258,210,084	-	-
Net noncash assets acquired	$ (45,687,540)	$ -	$ -

Cash and cash equivalents acquired	$ 58,550,538	$ -	$ -
Gain recorded on acquisition	$ 12,862,998	$ -	$ -

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of Tri City Bankshares Corporation (the "Corporation") include the accounts of its wholly owned subsidiary, Tri City National Bank (the "Bank").  Tri City National Bank includes the accounts of its wholly owned subsidiaries, Tri City Capital Corporation, a Nevada investment subsidiary, and Title Service of Southeast Wisconsin, Inc., a title company subsidiary.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  We have evaluated the consolidated financial statements for subsequent events through the filing of this 10-K.

Nature of Banking Activities

The consolidated income of the Corporation is principally from the income of its wholly owned subsidiary.  The Bank grants commercial, residential and consumer loans and accepts deposits primarily in Southeastern Wisconsin.  The Corporation and the Bank are subject to competition from other financial institutions and nonfinancial institutions providing financial products.  Additionally, the Corporation and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses.  The assets acquired and liabilities assumed in the Acquisition are presented at estimated fair market values as of the Acquisition Date.  These fair values are subject to change for up to one year after the Acquisition Date as additional information relative to Acquisition Date fair values becomes available.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.  The Bank maintains amounts due from banks which, at times, may exceed federally insured limits.  The Bank has not experienced any losses in such accounts.

Held to Maturity Securities

Securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Interest and dividends are included in interest income from the related securities as earned.  These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.  Realized gains and losses are computed on a specific identification basis and declines in value determined to be other than temporary are included in gains (losses) on sale of securities.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by an allowance for loan and lease losses and any deferred fees or costs in originating loans.  Interest income is accrued and credited to income on a daily basis based on the unpaid principal balance.  Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the loan yield using an effective interest method.  The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Acquired Through Transfer

Loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  All sales are made without recourse.  The Bank also services loans that have been sold with servicing retained by the Bank.  Such loans are not included in the accompanying consolidated balance sheets.  There were no loans held for sale at December 31, 2009 or 2008.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is composed of specific and general valuation allowances. The Bank establishes specific valuation allowances on loans considered impaired. A loan is considered impaired (and a specific valuation allowance established for an amount equal to the impairment) when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral. General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The adequacy of the allowance for loan and lease losses is reviewed and approved by the Bank's Board of Directors. The allowance reflects management's best estimate of the probable and inherent losses on loans, and is based on a risk model developed and implemented by management and approved by the Bank's Board of Directors.

In addition, various regulatory agencies periodically review the allowance for loan and lease losses.  These agencies may suggest additions to the allowance for loan and lease losses based on their judgments of collectability based on information available to them at the time of their examination.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of ,mortgage loans with servicing retained.  The Corporation capitalizes mortgage servicing rights at an amount it believes approximates fair value.  Mortgage servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based on discounted cash flows using market based assumptions such as prepayment speeds, interest rates, and other factors which are subject to change over time.  Impairment is recognized through a valuation allowance to the extent that fair value is less than amortized cost.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Provisions for depreciation are computed on straight-line methods over the estimated useful lives of the assets, which range from 3 to 10 years for furniture and equipment and 15 to 40 years for buildings and leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Other Real Estate Owned

Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell.  At the date of acquisition, losses are charged to the allowance for loan and lease losses.  Subsequently, unrealized losses, realized gains and losses on sale and revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Intangible Assets/Liabilities

The Bank’s intangible assets include the value of ongoing customer relationships (core deposit intangible) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities.  Core deposits and other intangibles are amortized over an eight year period.  Any impairment in the intangibles would be recorded against income in the period of impairment.

Federal Reserve Bank Stock

The Bank’s investment in Federal Reserve Bank stock meets the minimum amount required by current regulations and is carried at cost, which approximates fair value.

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Derivative Financial Instruments

The Bank utilizes derivative financial instruments to meet the ongoing credit needs of its customers and in order to manage the market exposure of its residential loans held for sale and its commitments to extend credit for residential loans. Derivative financial instruments include commitments to extend credit. The Bank does not use interest rate contracts (e.g. swaps, caps, floors) or other derivatives to manage interest rate risk and has none of these instruments outstanding at December 31, 2009 or 2008.

Advertising Costs

All advertising costs incurred by the Bank are expensed in the period in which they are incurred.

Income Taxes

In 2009 the Corporation filed a consolidated federal income tax return and a combined Wisconsin state income tax return.  Prior to 2009, the Corporation filed separate company Wisconsin state income tax returns. Income tax expense is recorded based on the liability method.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The differences relate principally to the allowance for loan and lease losses, mortgage servicing rights, deferred loan fees, and premises and equipment.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Earnings Per Share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each year.  The Corporation had no potentially dilutive shares outstanding during each of the three years in the period ended December 31, 2009.

Segment Reporting

The Bank has determined that it has one reportable segment - community banking.  The Bank offers a range of financial products and services to external customers, including: accepting deposits and originating residential, consumer and commercial loans.  Revenues for each of these products and services are disclosed in the consolidated statements of income.

Employee Benefit Plan

The Bank has established a defined contribution 401(k) profit-sharing plan for qualified employees.  The Bank’s policy is to fund contributions as accrued.

Reclassifications

Certain 2008 and 2007 amounts have been reclassified to conform with the 2009 presentation.  The reclassifications have no effect on previously reported consolidated net income, basic earnings per share, and consolidated stockholders' equity.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Codification Statement (“ASC”) 810-10 Non-controlling Interest in Consolidated Financial Statements – an amendment to ASC 860-10, changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations of amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The Corporation adopted ASC 810-10 effective January 1, 2009. The adoption of this statement did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

ASC 320-10 Recognition and Presentation of Other-Than-Temporary Impairments, amended the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10 modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. ASC 320-10 would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. ASC 320-10 changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors with only the portion of impairment related to credit losses included in earnings in the current period. The adoption of ASC 320-10 did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (cont.)

ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under ASC 820-10 Fair Value Measurements.  ASC 820-10 is effective for our interim and annual periods ending after June 15, 2009.  The adoption of ASC 820-10 did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

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

ASC 855-10 Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 became effective for consolidated financial statements for periods ending after June 15, 2009. ASC 855-10 did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

ASC 860 Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10 amends ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC 860-10 will become effective January 1, 2010 and did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASC 105-10 is effective for consolidated financial statements for periods ending after September 15, 2009.  As a result, the Corporation’s disclosures in its consolidated financial statements and all future references to authoritative accounting literature will be referenced in accordance with ASC 105-10.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 2 – FDIC – Assisted Acquisition

On October 23, 2009 (the “Acquisition Date”), the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Bank of Elmwood (“Acquired Bank”), pursuant to which the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Bank of Elmwood, a Wisconsin state-chartered bank headquartered in Racine, Wisconsin (the “Acquisition”).

The Acquired Bank operated five branches in Southeast Wisconsin, which allows the Bank to expand its presence in Southeast Wisconsin, primarily the Racine and Kenosha, Wisconsin markets.

The Bank acquired loans and other real estate owned with estimated fair market values of $196.7 million and $2.9 million, respectively.  The Bank also acquired $30.4 million in cash, due from banks and deposits with the Federal Reserve Bank, $8.8 million in investment securities and $2.1 million in other assets.  The Bank assumed $245.3 million in deposits at estimated fair market value and $4.3 million of other liabilities.  The Bank recorded $2.1 million in core deposit intangibles and recognized a pre-tax bargain purchase gain of $21.5 million, resulting in an after-tax gain of $12.9 million.

The assets acquired and liabilities assumed in the Acquisition are presented at estimated fair market values as of the Acquisition Date.  These fair values are considered preliminary and are subject to change for up to one year after the Acquisition Date as additional information relative to Acquisition Date fair values becomes available.

The Acquisition was completed as a whole bank purchase without any loss sharing provision on post acquisition loan losses between the Bank and the FDIC, such that the Bank bears all risk of future loan losses.  The Acquisition was completed at a purchase discount of $110.9 million, with the Bank receiving $82.8 million of assets at the Acquired Bank’s net book value, $27.5 million in cash from the FDIC and recording an initial settlement receivable of $0.6 million from the FDIC based on preliminary book value estimates.  The cash assistance provided by the FDIC is an amount equal to the book value of liabilities assumed plus an agreed upon purchase discount, less the book value of assets acquired.  The Bank and the FDIC are continuing ongoing reviews of final book value amounts and expect to complete a final settlement within 180 days of the Acquisition Date.  A summary of the cash support received from the FDIC is as follows:

Assumed liabilities at Bank of Elmwood book value	$ 247,866,961
Purchase discount	110,900,000
Assets acquired at Bank of Elmwood book value	(330,644,187)
FDIC cash support	$ 28,122,774

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 2 – FDIC – Assisted Acquisition (cont.)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting.  The application of the acquisition method of accounting resulted in a preliminary net after-tax gain of $12.9 million.  A summary of the net assets acquired from the FDIC and the estimated fair market value adjustments resulting in the net after-tax gain as of the Acquisition Date are as follows:

Net assets acquired at Bank of Elmwood book value	$ 82,777,226
FDIC cash support	28,122,774

Purchase accounting fair value adjustments:
Loans	(85,127,642)
Other real estate owned	(4,669,237)
Core deposit intangible	2,103,000
Time deposits	(1,732,000)
Deferred income tax liability	(8,611,123)
Net after-tax gain from Acquisition (net assets acquired)	$ 12,862,998

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3- Fair Value of Financial Instruments

On January 1, 2008, the Corporation adopted guidance related to fair value measurements and additional guidance for financial instruments.  This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The updated guidance was issued to establish a uniform definition of fair value.  The definition of fair value under this guidance is market-based as opposed to company-specific and includes the following:

•

Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case through an orderly transaction between market participants at a measurement date, and establishes a framework for measuring fair value;

•

Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•

Nullifies previous fair value guidance, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•

Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

•

Expands disclosures about instruments that are measured at fair value.

Determination of Fair Value

The Corporation has an established process for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves and option volatilities. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments include amounts to reflect counterparty credit quality, creditworthiness, liquidity and unobservable parameters that are applied consistently over time.  Any changes to the valuation methodology are reviewed by management to determine appropriateness of the changes.  As markets develop and the pricing for certain products becomes more transparent, the Corporation expects to continue to refine its valuation methodologies.

The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different estimates of fair values of the same financial instruments at the reporting date.

Valuation Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date and thereby favors use of Level 1 if appropriate information is available, and otherwise Level 2 and finally Level 3 if Level 2 input is not available. The three levels are defined as follows.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - Fair Value of Financial Instruments – (cont.)

•

Level 1 — Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Corporation can participate.

•

Level 2 — Fair value is based upon quoted prices for similar (i.e., not identical) assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 — Fair value is based upon financial models using primarily unobservable inputs.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the fair value measurement.

The following is a description of the valuation methodologies used by the Corporation for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

 Assets

Loans held for investment. The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan and lease losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.

Other real estate owned.  Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to other real estate owned.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated costs to sell..  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.

Mortgage Servicing Rights.  The Bank does not record Mortgage Servicing Rights (MSRs) at fair value on a recurring basis.  However, from time to time, MSRs may be considered impaired and a valuation allowance is established.  MSRs for which amortized cost exceeds fair value are considered impaired.  The fair value of MSRs is estimated using the third party information for selected asset price tables for servicing cost and servicing fees applied to the Bank’s portfolio of serviced loans.  The Bank records impaired MSRs as a non-recurring Level 2 valuation.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - Fair Value of Financial Instruments – (cont.)

The Bank as of December 31, 2009 does not carry any assets that are measured at fair value on a recurring basis or use significant unobservable inputs.

Assets measured at fair value on a Non-recurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 12/31/09	Level 1	Level 2	Level 3
Loans held for investment	$ 78,584,475	$ -	$ -	$ 78,584,475
Other real estate owned	4,681,481	-	-	4,681,481
Totals	$ 83,265,956	$ -	$	$ 83,265,956

	Balance at 12/31/08	Level 1	Level 2	Level 3
Loans held for investment	$ 10,129,200	$ -	$ -	$ 10,129,200
Other real estate owned	109,553	-	-	109,553
Totals	$ 10,238,753	$ -	$ -	$ 10,238,753

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - Fair Value of Financial Instruments – (cont.)

The estimated fair values of financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$ 60,364,695	$ 60,364,695	$ 41,504,793	$ 41,504,793
Federal funds sold	$ 39,737,847	$ 39,737,847	$ 11,457,040	$ 11,457,040
Held to maturity securities	$ 189,788,913	$ 191,484,866	$ 106,650,798	$ 108,274,692
Fed reserve stock	$ 322,100	$ 322,100	$ 322,100	$ 322,100
Loans – net	$ 781,845,638	$ 789,383,531	$ 593,700,921	$ 598,859,959
Cash surrender value of life insurance	$ 11,552,684	$ 11,552,684	$ 11,047,591	$ 11,047,591
Mortgage servicing rights	$ 1,794,635	$ 3,144,221	$ 590,224	$ 735,048
Accrued interest receivable	$ 4,743,727	$ 4,743,727	$ 3,776,247	$ 3,776,247
FINANCIAL LIABILITIES
Deposits	$ 987,983,697	$ 985,983,697	$ 677,678,162	$ 676,094,785
Other borrowings	$ 1,812,016	$ 1,812,016	$ 3,911,054	$ 3,911,054
Accrued interest payable	$ 559,508	$ 559,508	$ 573,982	$ 573,982

The estimated fair value of fee income on letters of credit at December 31, 2009 and 2008 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2009 and 2008.

The following methods and assumptions were used by the Bank to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents – Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Fed funds sold – Due to their short-term nature, the carrying amount of Fed funds sold approximates fair value.

Held to maturity securities – The fair value is estimated using quoted market prices.

Non marketable equity securities – The fair value is estimated using values of comparable securities.

Loans, net – Mortgage loans available for sale and held to investment are valued using fair values attributable to similar mortgage loans. The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Cash surrender value of life insurance policies – The fair value of cash surrender value is based on the cash surrender value of the individual policies as provided by the insurance agency.

Mortgage servicing rights - The fair value is determined using comparable industry information.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - Fair Value of Financial Instruments – (cont.)

Deposit Accounts – The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for certificates of deposits with similar remaining maturities.

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, fair values of the Bank’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

NOTE 4 - Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits.  These requirements approximated $10,376,000 and $8,281,000 at December 31, 2009 and 2008, respectively.

NOTE 5 - Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of December 31, 2009 and 2008 are summarized as follows:

	2009
Obligations of:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
States and political subdivisions	$ 45,269,078	$ 1,206,022	$ (65,061)	$ 46,410,039
U.S. government sponsored entities	144,269,835	1,056,016	(500,944)	144,824,907
Other	250,000	-	(80)	249,920
Totals	$ 189,788,913	$ 2,262,038	$ (566,085)	$ 191,484,866

2008
Obligations of:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
States and political subdivisions	$ 43,564,260	$ 476,736	$ (88,503)	$ 43,952,493
U.S. government sponsored entities	63,086,538	1,346,181	(110,520)	64,322,199
Totals	$ 106,650,798	$ 1,822,917	$ (199,023)	$ 108,274,692

The amortized cost and fair value of held to maturity securities at December 31, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 5 - Held to Maturity Securities (cont.)

	2009
	Amortized Cost	Fair Value
Due in one year or less	$ 3,283,234	$ 3,401,971
Due after one year less than 5 years	52,724,961	54,425,827
Due after 5 years less than 10 years	133,780,718	133,657,068
Totals	$ 189,788,913	$ 191,484,866

Held to maturity securities with an amortized cost of $70,577,946 and $74,175,143 at December 31, 2009 and 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables summarize the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

2009
Continuous unrealized	Continuous unrealized
losses existing for less	losses existing for greater
than 12 Months	than 12 months	Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of:
States and political subdivisions	$ 3,048,656	$ 62,525	$ 309,941	$ 2,535	$ 3,358,597	$ 65,060
U.S. government sponsored entities	44,675,359	500,949	-	-	44,675,359	500,949
Other	99,920	80	-	-	99,920	80
Totals	$ 47,823,935	$ 563,553	$ 309,941	$ 2,535	$ 48,133,876	$ 566,089

2008
	Continuous unrealized		Continuous unrealized
	losses existing for less		losses existing for greater
	than 12 Months		than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of:
States and political subdivisions	$ 2,086,699	$ 110,520	$ -	$ -	$ 2,086,699	$ 110,520
U.S. government sponsored entities	5,646,364	88,503	-	-	5,646,364	88,503
Totals	$ 7,733,063	$ 199,023	$ -	$ -	$ 7,733,063	$ 199,023

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 5 - Held to Maturity Securities (cont.)

Management does not believe any individual unrealized losses as of December 31, 2009 and 2008 represents osses other than temporary impairment.  The Bank held one investment security at December 31, 2009 that had unrealized losses existing for greater than 12 months.  The security was an obligation of a state or political subdivision.  The Bank held no investment securities at December 31, 2008 that had unrealized losses existing for greater than 12 months.  Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not due to credit issues.  Given their designation as held to maturity, management has the intent and ability to hold the securities for a period of time sufficient to allow for the recovery of value.  While the Federal Home Loan Bank is a U.S. government sponsored entity, the Bank’s investment in Federal Home Loan Bank securities are not guaranteed by the U.S. Government.

NOTE 6 - Loans

Major classification of loans are as follows at December 31:

	2009	2008
Commercial	$ 28,480,419	$ 23,551,986
Real estate
Construction	65,602,195	47,726,345
Commercial	323,468,382	281,965,820
Residential	349,903,914	232,429,710
Installment and consumer	20,424,936	13,972,222
	787,879,846	599,646,083
Less: Allowance for loan and lease losses	(6,034,187)	(5,945,162)
Net Loans	$ 781,845,659	$ 593,700,921

Commercial loans and commercial real estate loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan.

The Bank evaluates the credit risk of each commercial customer on an individual basis and, where deemed appropriate, collateral is obtained.  Collateral varies by the type of loan and individual loan customer and consists of general business assets such as equipment, receivables and inventory.  The Bank’s access to collateral is dependent upon the type of collateral obtained.

Policies have been established that set standards for the maximum commercial real estate loan amount by type of property, loan terms, pricing structures, loan-to-value limits by property type, as well as policies and procedures for granting exceptions to established underwriting standards.

The Bank’s residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval using such factors as credit scores, debt-to-income ratios and collateral values.  Home equity loans and lines of credit are generally governed by the same lending policies.

Origination activities for construction real estate loans are similar to those described above for commercial, real estate and residential real estate lending.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 6 – Loans (cont.)

Impaired loans of approximately $81.0 million and $12.3 million at December 31, 2009 and 2008, respectively, have been included in the consolidated financial statements.  The average recorded amount of impaired loans during 2009 and 2008 was approximately $28.0 million and $15.8 million, respectively.  The total allowance for loan and lease losses related to these loans was approximately $2.5 million and $2.1 million at December 31, 2009 and 2008, respectively.  Nonaccrual loans totaled approximately $24.8 million and $2.9 million at December 31, 2009 and 2008, respectively.  Loans greater than 90 days past due and accruing interest, totaled approximately $9.4 million and $5.7 million at December 31, 2009 and 2008, respectively.

Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of $9.0 million and $2.4 million at December 31, 2009 and 2008, respectively.  During 2009 and 2008, $7.1 million and $0.5 million of new loans were made and repayments totaled $0.5 million and $3.2 million, respectively.  Management believes these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Residential and commercial real estate loans approximating $121.1 million and $97.4 million at December 31, 2009 and 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Loans acquired in the Acquisition are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.  Acquired credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date includes factors such as past due and non-accrual status.  The Bank recorded a non-accretable discount for the credit risk between the acquired principal on credit-impaired loans and the undiscounted expected cash flows.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income.  Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

In the Acquisition (see Note 2), the preliminary fair value estimates for acquired loans were based on an expected cash flow methodology that considered factors including the type of loan, related collateral, classification status, fixed or variable interest rate, term of loan, whether the loan was amortizing, local market economic conditions and underwriting risk and methodology employed by the Acquired Bank.  In calculating expected cash flows, Bank management made additional assumptions regarding prepayments, the timing of defaults and the loss severity of defaults.  Certain loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.  The loan valuations reflect the fact the Acquisition was completed as a whole bank purchase without any loss sharing provision on post acquisition loan losses between the Bank and the FDIC, such that the Bank bears all risk of future loan losses.  The carrying amount of acquired loans at December 31, 2009, consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 6 – Loans (cont.)

	Acquired Credit Impaired Loans

	Contractually	Expected	Fair
	Required Payments	Cash Flow	Value
Commercial	$ 3,595,436	$ 2,377,027	$ 2,377,027
Real Estate
Construction	19,158,464	11,305,641	11,305,641
Commercial	23,724,714	11,089,288	11,089,288
Residential	72,989,632	42,289,105	42,289,105
Installment and consumer	167,572	100,414	100,414
Total acquired loans	$ 119,635,818	$ 67,161,475	$ 67,161,475

	Acquired Non-Credit Impaired Loans

	Contractually	Expected	Fair
	Required Payments	Cash Flow	Value

Commercial	$ 7,396,996	$ 7,396,996	$ 6,314,765
Real Estate
Construction	2,184,262	2,184,262	1,914,176
Commercial	37,192,304	37,192,304	31,687,371
Residential	89,066,384	89,066,384	75,947,437
Installment and consumer	10,532,976	10,532,976	6,442,073
Total acquired loans	$ 146,372,923	$ 146,372,923	$ 122,305,822

NOTE 7 -  Allowance for Loan and Lease Losses

The allowance for loan and lease losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses that are probable and inherent in the portfolio.  An analysis of changes in the allowance is presented in the following tabulation as of December 31:

	2009	2008	2007
Balance at Beginning of Year	$ 5,945,162	$ 5,757,927	$ 5,709,397
Charge-offs	(3,739,631)	(1,229,349)	(597,733)
Recoveries	123,101	116,584	166,263
Provision charged to operations	3,705,555	1,300,000	480,000
Balance at End of Year	$ 6,034,187	$ 5,945,162	$ 5,757,927

Allowance

Purchased loans acquired in a business combination, including the acquired loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 7 -  Allowance for Loan and Lease Losses (cont.)

decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income.  Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

NOTE 8 -  Core Deposit Intangible Asset

The Bank recorded a $2.1 million core deposit intangible asset as of the Acquisition Date based upon a present value calculation of expected economic benefits of certain acquired demand and savings accounts.  The core deposit intangible asset will be amortized utilizing an accelerated amortization method over an estimated eight year economic life.  In determining the estimated life and valuation, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, deposit account operating costs, and costs for alternative funding.  The Bank recorded amortization expense of $0.1 million for the period from the Acquisition Date through December 31, 2009. Estimated future amortization expense by year is as follows:

2010	$ 567,773
2011	418,219
2012	310,212
2013	230,381
2014	172,613
Thereafter	291,868
Total	$ 1,991,066

NOTE 9 - Mortgage Servicing Rights

The unpaid principal balance of mortgage loans serviced for others, which is not included in the accompanying consolidated balance sheets, was $347,734,408 and $180,098,745 at December 31, 2009 and 2008, respectively.

The following is an analysis of the mortgage servicing rights activity for the years ended December 31:

	2009	2008	2007
Unamortized cost of mortgage servicing rights
Balance at beginning of year	$ 590,224	$ 658,717	$ 778,458
Additions of mortgage servicing rights	892,086	206,754	113,983
Additions from acquisition	920,772	-	-
Amortization	(608,447)	(275,247)	(233,724)
Balance at End of Year	$ 1,794,635	$ 590,224	$ 658,717

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 9 - Mortgage Servicing Rights (cont.)

The carrying value of mortgage servicing rights is determined in accordance with relevant accounting guidance.  This guidance permits capitalized mortgage servicing rights to be amortized in proportion to and over the period of estimated net servicing income and to be assessed for impairment.  The Bank relies on industry data to estimate the initial fair value of MSRs to be capitalized as a percentage of the principal balance of the loans sold.  The Bank adjusts the carrying value monthly for reductions due to normal amortization and actual prepayments, including defaults.  The Bank assesses its MSRs for impairment each reporting period using the most recent statistical data published by a third party source.  At December 31, 2009 and 2008, the weighted average coupon rates of mortgage loans underlying the MSRs were 4.98% and 5.41%, respectively, and the weighted average remaining maturity of the mortgage loans underlying the MSRs were 211 months and 189 months, respectively.  The estimated fair values of MSRs were $3,144,221 and $735,048 at December 31, 2009 and 2008, respectively.  As the carrying value of the Bank’s MSRs was less than the estimated fair value at December 31, 2009 and 2008, no impairment existed.

The carrying value of MSRs was $1,794,635, or 0.52% of loans serviced at December 31, 2009 compared with $590,224, or 0.33% of loans serviced at December 31, 2008.

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment at December 31, 2009.  Future amortization may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

Estimated future amortization by year is as follows:

2010	$ 331,951
2011	312,887
2012	267,890
2013	230,773
2014	204,998
Thereafter	446,136
$ 1,794,635

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $708,737 and $729,768 at December 31, 2009 and 2008, respectively.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 10 - Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

	2009	2008
Land	$ 6,124,757	$ 6,061,354
Buildings and leasehold improvements	28,776,650	28,582,615
Furniture and equipment	13,200,823	12,606,107
Total - at cost	$ 48,102,230	47,250,076
Less: Accumulated depreciation	(28,080,802)	(26,145,314)
Net Premises and Equipment	$ 20,021,428	$ 21,104,762

Depreciation expense amounted to $2,247,216, $2,186,194 and $2,041,732 in 2009, 2008 and 2007, respectively.

NOTE 11 – Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at December 31 is as follows:

	2009	2008
Accrued interest receivable	$ 4,743,727	$ 3,776,247
Federal Reserve Stock	322,100	322,100
Prepaid expenses and other assets	8,864,638	2,668,915
Total	$ 13,930,465	$ 6,767,262

NOTE 12 - Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $100,048,551 and $55,309,505 at December 31, 2009 and 2008, respectively.

Scheduled maturities of time deposits at December 31 are:

	2009	2008
Due within one year	$ 193,831,477	$ 110,433,320
After one year but within two years	23,397,429	21,952,105
After two years but within three years	7,449,269	3,595,739
After three years but within four years	8,846,310	3,943,670
After four years but within five years	3,026,397	3,265,230
Totals	$ 236,550,882	$ 143,190,064

The Bank has one customer with a deposit balance in excess of 5% of total deposits, amounting to $71,434,698 and $36,348,234 at December 31, 2009 and 2008, respectively.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 13 - Other Borrowings

Other borrowings consist of accounts due to the Federal Reserve Bank under a $9,000,000 treasury, tax and loan depository agreement.  Such borrowings bear interest at the lender bank’s announced daily federal funds rate and mature on demand.  Treasury, tax and loan account balances were $1,812,016 and $3,911,054 at December 31, 2009 and 2008, respectively.  Such accounts generally are repaid within one to 120 days from the transaction date and are collateralized by a pledge of investment securities with a carrying value of $8,990,092 and $6,974,925 at December 31, 2009 and 2008, respectively.

The Bank has the ability to borrow (purchase) federal funds of up to $75,000,000 under a revolving line-of-credit.  Such borrowings bear interest at the lender bank's announced daily federal funds rate and mature daily.  There were no federal funds purchased outstanding at December 31, 2009 or 2008.

The Bank may also borrow through securities sold under repurchase agreements (reverse repurchase agreements).  Reverse repurchase agreements, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  They are reflected at the amount of cash received in connection with the transaction.  The Bank had no borrowings outstanding under reverse repurchase agreements at December 31, 2009 and 2008, respectively. The Bank pledged U.S. government sponsored entity securities and municipal obligations whose carrying values were $0 and $34,342,932 at December 31, 2009 and 2008, respectively, as collateral under a master repurchase agreement.  In addition, at December 31, 2009, the Bank could also pledge up to $96,106,948 of additional securities as collateral under the existing agreements if needed to obtain additional borrowings. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The Bank may also borrow through the Federal Reserve Bank Discount Window short term funds up to the amount of $29,035,000 secured by $29,400,411 and $32,580,000 secured by $32,857,286 in U.S. government sponsored entity securities or qualified Municipal securities as of December 31, 2009 and 2008, respectively.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 14 - Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components for the year ending December 31:

	2009	2008	2007
Current Taxes
Federal	$ 4,403,000	$ 4,456,500	$ 4,644,000
State	1,827,000	938,000	842,000
Total Current Provision	6,230,000	5,394,500	5,486,000
Deferred Income Taxes (Benefit)
Federal	6,441,000	(46,000)	(213,000)
State	964,000	(56,000)	11,000
Total Deferred Benefit	7,405,000	(102,000)	(202,000)
Total Provision for Income Taxes	$ 13,635,000	$ 5,292,500	$ 5,284,000

The net deferred income tax assets in the accompanying consolidated balance sheets include the following amounts of deferred income tax assets and liabilities at December 31:

	2009	2008
Deferred Income Tax Assets
Allowance for loan and lease losses	$ 2,422,000	$ 2,339,000
Reserve for health plan	257,000	318,000
Depreciation	335,000	244,000
Non-accrual interest	222,000	-
Loss carryforwards	44,000	51,000
Deposit interest rate market valuation	557,000	-
Other	89,000	118,000
Deferred Tax Assets before Valuation Allowance	3,926,000	3,072,000
Valuation allowance	(77,000)	(93,000)
Net Deferred Income Tax Assets	3,849,000	2,979,000

Deferred Income Tax Liabilities
Loan acquisition fair market valuation	$ (6,297,000)	$ -
Other real estate owned	(620,000)	-
Core deposit intangible asset	(799,000)	-
Deferred loan fees	(259,000)	(188,000)
Mortgage servicing rights	(720,000)	(232,000)
Total Deferred Income Tax Liabilities	(8,695,000)	(420,000)
Net Deferred Income Tax Assets	$ (4,846,000)	$ 2,559,000

The 2009 deferred tax provision and the change from a net deferred asset to a net deferred liability balance are primarily the result of temporary differences associated with the Acquisition.  For income tax purposes, the Acquisition related gain. of $21,474,000 recognized for financial statement purposes, less acquisition expenses of $619,000, is capitalized.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 14 - Income Taxes (cont.)

The Corporation has state net business loss carryforwards of approximately $848,000 and $915,000 as of December 31, 2009 and 2008, respectively.  The net business loss carryforwards expire in varying amounts between 2016 and 2023.

Realization of the deferred income tax asset over time is dependent upon the existence of taxable income in carryback periods or the Corporation generating sufficient taxable income in future periods.  In determining that realization of the deferred income tax asset recorded was more likely than not, the Corporation gave consideration to a number of factors including its recent earnings history, its expectations for earnings in the future, and where applicable, the expiration dates associated with tax carryforwards.

A valuation allowance has been established against state deferred income tax assets for those entities which have state net business loss carryforwards in which management believes that it is more likely than not that the state deferred income tax assets will not be realized.

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes is as follows:

	2009		2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$ 12,499,359	35.00%	$ 5,650,412	34.63%	$ 5,249,034	34.40%
Adjustments for
Tax exempt interest on municipal obligations	(494,308)	(1.38)	(512,711)	(3.14)	(345,146)	(2.26)
Increase in taxes resulting from state income taxes, net of federal tax benefit	1,814,150	5.08	577,224	3.54	559,603	3.66
Life insurance
death benefits	—	—	(160,841)	(0.99)	—	—
Increase in cash surrender value of life insurance	(176,331)	(0.49)	(210,060)	(1.29)	(156,074)	(1.02)
Other - net	(7,870)	(0.03)	(51,524)	(0.31)	(23,417)	(0.15)
Income Tax Provision	$ 13,635,000	38.18%	$ 5,292,500	32.44%	$ 5,284,000	34.63%

As of December 31, 2009, 2008 and 2007, the Corporation had no uncertain tax positions.  The Corporation’s policy is to record interest and penalties related to income tax liabilities in income tax expense.  The Corporation, along with its subsidiaries, files U.S. Federal and Wisconsin income tax returns.  The Corporation’s federal tax returns for 2005 and prior, and its 2004 and prior year Wisconsin tax returns, are no longer subject to examination by tax authorities.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 15 - Employee Benefit Plans

The Bank has a contributory defined-contribution 401(k) retirement plan.  This plan covers substantially all employees who have attained the age of 21 and completed one year of service.  Participants may contribute a portion of their compensation (up to IRS limits) to the plan.  The Bank may make regular and matching contributions to the plan each year. In 2009, 2008 and 2007, the Bank provided a dollar-for-dollar match of employee contributions up to 5% of their compensation.  Participants direct the investment of their contributions into one or more investment options.  The Bank recorded contribution expense of $415,807, $436,704, and $383,094 in 2009, 2008 and 2007, respectively.

The Bank purchased paid-up life insurance as owner and beneficiary on certain officers and executives to provide the Bank with funds in the event of the death of such individuals and to help recover the cost of employee benefits.  Included in the consolidated financial statements is $11,552,684 and $11,047,591 of related cash surrender value as of December 31, 2009 and 2008, respectively.

NOTE 16 - Operating Leases

The Bank leases various banking facilities under operating lease agreements from various companies.   Three of these facilities are leased from companies held by a director and major shareholder of the Corporation.  All of the agreements include renewal options and one agreement requires the Bank to pay insurance, real estate taxes and maintenance costs associated with the lease.  Rental amounts are subject to annual escalation based upon increases in the Consumer Price Index.  Aggregate rental expense under all leases amounted to $915,849, $841,437 and $822,204 in 2009, 2008 and 2007, respectively, including $302,524, $290,536 and $275,411, respectively, on facilities leased from companies held by a director and major shareholder of the Corporation.

At December 31, 2009, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

2010	$ 1,153,217
2011	801,433
2012	631,094
2013	554,077
2014	551,991
Thereafter	550,750
$ 4,242,562

Office space at certain facilities is leased to outside parties.  Rental income included in net occupancy costs was $1,131,209, $1,131,064 and $1,129,329 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 17 - Commitments and Contingencies

The Corporation and Bank are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized on the consolidated balance sheets.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 17 - Commitments and Contingencies (cont.)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2009 and 2008 is as follows:

	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$ 107,159,588	$ 69,875,084
Standby letters of credit	$ 5,893,689	$ 4,539,110
Forward commitment to sell mortgage loans	$ 1,116,300	$ 4,036,900

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.  The Bank also enters into forward commitments to sell mortgage loans to a secondary market agency.

NOTE 18 - Stockholders' Equity

Cumulative Preferred Stock

The Corporation's articles of incorporation authorize the issuance of up to 200,000 shares of $1 par value cumulative preferred stock. The Board of Directors is authorized to divide the stock into series and fix and determine the relative rights and preferences of each series.   No shares have been issued.

Retained Earnings

The principal source of income and funds of the Corporation are dividends from the Bank.  Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies.  Under this formula, dividends of approximately $17,174,241 may be paid without prior regulatory approval.  Maintenance of adequate capital at the Bank effectively restricts potential dividends to an amount less than $17,174,241.

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

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 19 - Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the  Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2009 and 2008 the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since these notifications that management believes have changed the institution's category.

Listed below is a comparison of the Corporation's and the Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, as of December 31, 2009 and 2008.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 19 - Regulatory Capital Requirements (cont.)

Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total capital (to risk weighted assets)
Tri City Bankshares Corporation	$ 125,260,000	15.9%	$ 63,203,000	8.0%	N/A	N/A
Tri City National Bank	$ 120,515,000	15.3%	$ 63,133,000	8.0%	$ 78,916,000	10.0%
Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$ 119,226,000	15.1%	$ 31,601,000	4.0%	N/A	N/A
Tri City National Bank	$ 114,481,000	14.5%	$ 31,566,000	4.0%	$ 47,350,000	6.0%
Tier 1 capital (to average assets)
Tri City Bankshares Corporation	$ 119,226,000	12.0%	$ 39,715,000	4.0%	N/A	N/A
Tri City National Bank	$ 114,481,000	11.6%	$ 39,709,000	4.0%	$ 49,636,000	5.0%
As of December 31, 2008
Total capital (to risk weighted assets)
Tri City Bankshares Corporation	$ 114,881,000	19.0%	$ 48,362,000	8.0%	N/A	N/A
Tri City National Bank	$ 110,278,000	18.3%	$ 48,282,000	8.0%	$ 60,353,000	10.0%
Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$ 108,936,000	18.0%	$ 24,181,000	4.0%	N/A	N/A
Tri City National Bank	$ 104,392,000	17.3%	$ 24,141,000	4.0%	$ 36,212,000	6.0%
Tier 1 capital (to average assets)
Tri City Bankshares Corporation	$ 108,936,000	14.3%	$ 30,548,000	4.0%	N/A	N/A
Tri City National Bank	$ 104,392,000	13.7%	$ 30,540,000	4.0%	$ 38,176,000	5.0%

NOTE 20 - Concentration of Credit Risk

Practically all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area.  Although the Bank has a diversified loan portfolio, the ability of its debtors to honor its contracts is dependent on the economic conditions of the counties surrounding the Bank.  The concentration of credit by type of loan is set forth in Note 6.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 21 - Tri City Bankshares Corporation (Parent Company Only) Financial Information

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash on deposit with subsidiary Bank	$ 3,544,637	$ 3,652,534
Premises and equipment - net	1,268,920	1,341,576
Investment in subsidiary Bank	115,765,834	103,259,853
Other assets - net	816,913	682,303
TOTAL ASSETS	$ 121,396,304	$ 108,936,266

STOCKHOLDERS' EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	$ -	$ -
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 and 8,904,915 shares issued and outstanding as of 2009 and 2008, respectively	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	85,947,919	73,487,881
TOTAL STOCKHOLDERS' EQUITY	$ 121,396,304	$ 108,936,266

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
INCOME
Dividends from subsidiary Bank	$ 9,688,000	$ 8,890,000	$ 7,280,000
Interest income from subsidiary Bank	64,889	102,088	200,941
Management fees from subsidiary Bank	668,690	572,400	553,945
Total Income	10,421,579	9,564,488	8,034,886
EXPENSES
Administrative and general – net	900,106	850,943	822,457
Income before income taxes and equity in undistributed earnings of subsidiary Bank	9,521,473	8,713,545	7,212,429
Less: Applicable benefit from income taxes	(50,000)	(42,000)	(5,000)
Income before equity in undistributed earnings of subsidiary	9,571,473	8,755,545	7,217,429
Equity in undistributed earnings of subsidiary Bank	12,505,981	2,268,829	2,759,187
NET INCOME	$ 22,077,454	$ 11,024,374	$ 9,976,616

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 21 - Tri City Bankshares Corporation (Parent Company Only) Financial Information (cont.)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 22,077,454	$ 11,024,374	$ 9,976,616
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	91,902	90,871	91,791
Equity in undistributed income of subsidiary Bank	(12,505,981)	(2,268,829)	(2,759,187)
Other	(134,610)	35,085	(11,926)
Net Cash Flows Provided by Operating Activities	9,528,765	8,881,501	7,297,294
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment – net	(19,246)	(6,697)	(18,460)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(9,617,416)	(9,259,268)	(8,833,194)
Common stock issued – net	-	403,835	1,591,189
Net Cash Flows Used in Financing Activities	(9,617,416)	(8,855,433)	(7,242,005)
Net Change in Cash	(107,897)	19,371	36,829
CASH - BEGINNING OF YEAR	3,652,534	3,633,163	3,596,334
CASH - END OF YEAR	$ 3,544,637	$ 3,652,534	$ 3,633,163

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 22 - Quarterly Results of Operations (Unaudited)

The quarterly results of operations is unaudited; however, in management's opinion, the interim data includes all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of results for the interim periods.

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

(In thousands, except per share data) Three Months Ended

2009	December 31	September 30	June 30	March 31

Interest income	$ 14,222	$ 10,014	$ 10,106	$ 10,044
Interest expense	(1,771)	(1,687)	(1,691)	(1,804)
Net interest income	12,451	8,327	8,415	8,240
Provision for loan losses	(2,435)	(552)	(530)	(188)
Noninterest income	4,367	3,439	4,000	3,320
Noninterest expense	(11,360)	(7,803)	(7,907)	(7,546)
Income before income taxes	3,023	3,411	3,978	3,826
Acquisition-related gain	21,474	-	-	-
Income taxes	(9,729)	(1,171)	(1,401)	(1,334)
Net Income	$ 14,768	$ 2,240	$ 2,577	$ 2,492

Basic earnings per share	$ 1.66	$ 0.25	$ 0.29	$ 0.28

2008	December 31	September 30	June 30	March 31

Interest income	$ 10,617	$ 10,678	$ 10,798	$ 11,358
Interest expense	(2,070)	(2,204)	(2,242)	(3,001)
Net interest income	8,547	8,474	8,556	8,357
Provision for loan losses	(715)	(200)	(200)	(185)
Noninterest income	3,203	3,104	3,064	3,514
Noninterest expense	(7,085)	(7,312)	(7,364)	(7,441)
Income before income taxes	3,950	4,066	4,056	4,245
Income taxes	(1,328)	(1,357)	(1,388)	(1,220)
Net Income	$ 2,622	$ 2,709	$ 2,668	$ 3,025

Basic earnings per share	$ 0.30	$ 0.30	$ 0.30	$ 0.34

Form 10-K

Shareholders interested in obtaining a copy of the Corporation’s Annual Report to the Securities and Exchange Commission as filed on Form 10-K may do so at no cost by writing to:

Office of the Secretary

Tri City Bankshares Corporation

6400 South 27th  Street

Oak Creek, Wisconsin  53154