Form 10-K/A
period 2009-12-31
TRI CITY BANKSHARES CORP
filed 2010-04-14
CIK 313337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on March 26, 2010, and is being filed solely to correct a typographical error contained in the consolidated statement of cash flows for the year ended December 31, 2009, which reflected a change in originations of loans held for sale of $(21,474,121) for the year. The actual change in originations of loans held for sale for 2009 was $(118,815,640).  The total Net Cash Flows Provided by Operating Activities for the year of $9,738,720 remains as reported.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.  Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K in any way other than as required to reflect the amendment set forth above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI CITY BANKSHARES CORPORATION

BY: /s/ Ronald K. Puetz
Ronald K. Puetz, President, Chairman and CEO
Date: April 14, 2010

26

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

28

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on March 26, 2010, and is being filed solely to correct a typographical error contained in the consolidated statement of cash flows for the year ended December 31, 2009, which reflected a change in originations of loans held for sale of $(21,474,121) for the year. The actual change in originations of loans held for sale for 2009 was $(118,815,640).  The total Net Cash Flows Provided by Operating Activities for the year of $9,738,720 remains as reported.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.  Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K in any way other than as required to reflect the amendment set forth above.

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

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 22,077,454	$ 11,024,374	$ 9,976,616
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	2,247,216	2,186,194	2,041,732
Amortization of servicing rights, premiums and discounts	928,315	400,495	335,290
Gain on sale of loans	(2,320,738)	(387,036)	(171,402)
Amortization of other intangibles	111,934	-	-
Provision for loan losses	3,705,555	1,300,000	480,000
Benefit for deferred income taxes	-	(241,000)	(202,000)
Proceeds from sales of loans held for sale	120,244,292	26,784,889	15,661,095
Originations of loans held for sale	(118,815,640)	(26,604,607)	(15,489,693)
Increase in cash surrender value of life insurance	(505,093)	(464,465)	(453,755)
(Gain) loss on other real estate owned	377,876	(58,573)	50,000
Gain on disposal of premises and equipment	-	(165,244)	-
Net gain on acquisition	(21,474,121)	-	-
Gain on death benefits of insurance policy	-	(606,585)	-
Net change in:
Accrued interest receivable and other assets	(5,990,417)	15,073	(194,051)
Accrued interest payable and other liabilities	9,152,087	(26,596)	(680,737)
Net Cash Flows Provided by Operating Activities	9,738,720	13,156,919	11,353,095
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	66,737,249	88,851,957	38,180,084
Purchases	(141,440,231)	(85,077,351)	(30,519,754)
Net increase in loans	1,046,334	(15,288,163)	(52,053,838)
Purchases of premises and equipment – net	(1,163,882)	(3,155,980)	(1,923,381)
Proceeds from sale of other real estate owned	1,724,575	756,800	175,000
Proceeds of life insurance death benefit	-	1,646,154	-
Proceeds from sales of premises and equipment	-	83,582	-
Net cash proceeds received in FDIC assisted transactions	58,550,538	-	-
Net Cash Flows Used in Investing Activities	(14,545,411)	(12,183,001)	(46,141,889)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,015,680	11,874,382	4,375,539
Net change in federal funds purchased	-	(12,851,264)	12,851,264
Net change in other borrowings	(3,450,858)	1,740,483	(1,299,449)
Dividends paid	(9,617,416)	(9,259,268)	(8,833,194)
Common stock issued – net	-	403,835	1,591,189
Net Cash Flows Provided by (Used) in Financing Activities	51,947,406	(8,091,832)	8,685,349
Net Change in Cash and Cash Equivalents	47,140,709	(7,117,914)	(26,103,445)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	52,961,833	60,079,747	86,183,192
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 100,102,542	$ 52,961,833	$ 60,079,747

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