Form 10-Q
period 2010-03-31
TRI CITY BANKSHARES CORP
filed 2010-05-17
CIK 313337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file number 000-09785

TRI CITY BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1158740 (IRS Employer Identification No.)

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

YES ___

NO   X

The number of shares outstanding of the registrant’s $1.00 par value common stock as of May 6, 2010

8,904,915 shares.

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of
	March 31, 2010 (Unaudited) and December 31, 2009	4

	(Unaudited) Consolidated Statements of Income
	for the Three Months ended March 31, 2010 and 2009	5

	(Unaudited) Consolidated Statements of Cash Flows
	For the Three Months ended March 31, 2010 and 2009	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	Controls and Procedures	25

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010 (Unaudited)	December 31, 2009

Cash and due from banks	$ 26,795,481	$ 60,364,695
Federal funds sold	13,723,640	39,737,847
Cash and cash equivalents	40,519,121	100,102,542
Held to maturity securities, fair value of $236,179,849 and $191,484,866 as of March 31, 2010 and December 31, 2009 respectively	233,749,402	189,788,913
Loans, less allowance for loan losses of $7,567,450 and $6,034,187 as of March 31, 2010 and December 31, 2009, respectively	774,798,605	781,845,638
Premises and equipment - net	19,793,657	20,021,428
Cash surrender value of life insurance	11,668,013	11,552,684
Mortgage servicing rights - net	1,748,253	1,794,635
Core deposit intangible	1,849,138	1,991,066
Other Real Estate Owned	4,682,446	4,681,481
Accrued interest receivable and other assets	13,320,971	13,930,465
TOTAL ASSETS	$ 1,102,129,606	$ 1,125,708,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$ 151,597,233	$ 156,303,510
Savings and NOW	578,619,237	595,129,305
Other time	234,088,479	236,550,882
Total Deposits	964,304,949	987,983,697
Federal funds purchased	-	-
Other borrowings	1,442,940	1,812,016
Accrued interest payable and other liabilities	12,960,262	14,516,835
Total Liabilities	978,708,151	1,004,312,548

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding as of March 31, 2010 and December 31, 2009	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	87,973,070	85,947,919
Total Stockholders’ Equity	123,421,455	121,396,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,102,129,606	$ 1,125,708,852

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
INTEREST INCOME
Loans	$ 15,010,553	$ 8,975,735
Investment Securities:
Taxable	1,151,845	713,137
Tax exempt	373,774	354,578
Federal funds sold	14,243	363
Total Interest Income	16,550,415	10,043,813

INTEREST EXPENSE
Deposits	1,552,551	1,774,832
Other borrowings	263	29,456
Total Interest Expense	1,552,814	1,804,288
Net interest income before provision for loan losses	14,997,601	8,239,525
Provision for loan losses	1,780,000	188,000
Net interest income after provision for loan losses	13,217,601	8,051,525

NONINTEREST INCOME
Service charges on deposits	2,459,323	2,312,735
Loan servicing income (expense)	102,742	(88,829)
Net gain on sale of loans	165,987	653,937
OREO gain (loss) on sale	441,272	(30,712)
Increase in cash surrender value of life insurance	115,329	126,992
Non-accretable loan discount	1,148,144	-
Other income	348,629	315,560
Total Noninterest Income	4,781,426	3,289,683

NONINTEREST EXPENSE
Salaries and employee benefits	5,486,745	4,167,820
Net occupancy costs	1,025,963	869,175
Furniture and equipment expenses	414,383	379,945
Computer services	811,586	678,291
Advertising and promotional	313,384	224,543
Regulatory agency assessments	334,413	98,001
Office supplies	201,572	160,412
Acquisition expense	231,746	-
Core deposit intangible amortization	141,928	-
OREO carrying costs	356,439	489
Other	1,132,746	936,867
Total Noninterest Expense	10,450,905	7,515,543
Income before income taxes	7,548,122	3,825,665
Less: Applicable income taxes	2,851,500	1,333,500
Net Income	$ 4,696,622	$ 2,492,165
Basic and fully diluted earnings per share	$ 0.53	$ 0.28
Dividends per share	$ 0.30	$ 0.27
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 4,696,622	$ 2,492,165
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	549,680	516,415
Amortization of servicing rights, premiums and discounts -net	4,490,648	251,590
Gain on sale of loans	(165,987)	(653,937)
Amortization of other intangibles	141,928	-
Provision for loan losses	1,780,000	188,000
Proceeds from sales of loans held for sale	8,713,298	37,342,470
Originations of loans held for sale	(8,612,780)	(36,949,466)
Increase in cash surrender value of life insurance	(115,329)	(126,992)
(Gain)/loss on sale of other real estate owned	(441,272)	30,712
Net change in:
Accrued interest receivable and other assets	609,494	1,191,903
Accrued interest payable and other liabilities	(1,556,573)	(288,732)
Net Cash Flows Provided by Operating Activities	10,089,729	3,994,128
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	19,443,046	14,503,600
Purchases	(63,524,243)	(12,786,970)
Net (increase)/decrease in loans	(1,194,006)	(3,039,343)
Purchases of premises and equipment – net	(321,909)	(319,774)
Proceeds from sale of other real estate owned	2,643,257	78,841
Net Cash Flows Used in Investing Activities	(42,953,855)	(1,563,646)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(23,678,748)	(31,198,202)
Net change in federal funds purchased and securities sold under repurchase agreements	-	2,019,264
Net change in other borrowings	(369,076)	(2,490,790)
Dividends paid	(2,671,471)	(2,404,435)
Net Cash Flows Used in Financing Activities	(26,719,295)	(34,074,163)
Net Change in Cash and Cash Equivalents	(59,583,421)	(31,643,681)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100,102,542	52,961,833
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 40,519,121	$ 21,318,152
Non Cash Transactions:
Loans Receivable transferred to Other Real Estate Owned	$ 2,202,950	$ -
Mortgage Servicing Rights Resulting from Sale of Loans	$ 65,469	$ 260,933
Supplemental Cash Flow Disclosures:
Cash paid for interest	$ 2,069,414	$ 1,857,680
Cash paid for income taxes	$ 1,250,000	$ 302,525

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Tri City Bankshares Corporation (“Tri City” or the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).  The December 31, 2009 financial information included herein is derived from the December 31, 2009 Consolidated Balance Sheet of Tri City, which is included in the 2009 Form 10-K.

The Corporation’s business is conducted primarily through its wholly-owned banking subsidiary, Tri City National Bank (“Bank”). We have evaluated the consolidated financial statements for subsequent events through the filing of this 10-Q. Certain prior amounts have been reclassified to conform with the current presentation. The reclassifications have no effect on previously reported consolidated net income, basic earnings per share or consolidated stockholders' equity.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly Tri City’s consolidated financial position as of March 31, 2010 and 2009 and the results of its operations and cash flows for the three month periods ended March 31, 2010 and 2009.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The operating results for the first three months of 2010 are not necessarily indicative of the results that may be expected for the entire 2010 fiscal year.

(B)  Recent Accounting Pronouncements

In June 2009, the FASB issued the Financial Accounting Standards Board (“FASB”) issued Accounting Codification Statement (“ASC”) 810-10 Non-controlling Interest in Consolidated Financial Statements – an amendment to ASC 860-10, which changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations of amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. The Corporation adopted ASC 810-10 effective January 1, 2009. The adoption of this statement did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In April 2009, the FASB issued ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments, which amended the other-than-temporary impairment guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10 modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. ASC 320-10 would require management to assert that (a) it does not have the intent to sell the security and (b) it is not more likely than not that it will not have to sell the security before its recovery. ASC 320-10 changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors with only the portion of impairment related to credit losses included in earnings in the current period. ASC 320-10 became effective for the Corporation’s interim and annual periods ending after June 15, 2009.  The adoption of ASC 320-10 did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In April 2009, the FASB issued ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under ASC 820-10 Fair Value Measurements.  ASC 820-10 became effective for the Corporation’s interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10 did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In April 2009, the FASB issued ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value of Financial Instruments, which  requires disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 and ASC 270-10 are effective for the interim periods ending after June 15 2009. ASC 825-10 and ASC 270-10 amend only the disclosure requirements about fair value of financial instruments in interim periods. The new interim disclosures required by ASC 825-10 and ASC 270-10 are included in the Corporation’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 became effective for consolidated financial statements for periods ending after June 15, 2009. ASC 855-10 did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In July 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10 which amends ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC 860-10 became effective January 1, 2010 and did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

(C)  Fair Value of Financial Instruments

Accounting guidance on fair value establishes a framework for measuring fair value and expands disclosures about fair value measurements. The definition of fair value under this guidance is market-based as opposed to company-specific and includes the following:

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

•

Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of a company’s creditworthiness when valuing liabilities; and

•

Expands disclosures about instruments that are measured at fair value.

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

The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values.  Further while the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different estimates of fair values of the same financial instruments at the reporting date.

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

Assets

Loans held for investment.  The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.

Other real estate owned.  Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to other real estate owned.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated costs to sell.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.

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

As of March 31, 2010, the Bank does not carry any assets that are measured at fair value on a recurring basis or use significant unobservable inputs.

Assets measured at fair value on a non-recurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.  The Bank has classified loans held for investment and other real estate owned as Level 3 at March 31, 2010 and December 31, 2009 based on the fact that the values were determined internally by management based on their experience with similar asset types versus the use of an appraisal, broker’s price opinion or other external valuation process.

	Balance at 3/31/10	Level 1	Level 2	Level 3
Loans held for investment	$ 79,269,764	$ -	$ -	$ 79,269,764
Other real estate owned	4,682,446	-	-	4,682,446
Totals	$ 83,952,210	$ -	$ -	$ 83,952,210

	Balance at 12/31/09	Level 1	Level 2	Level 3
Loans held for investment	$ 78,584,475	$ -	$ -	$ 78,584,475
Other real estate owned	4,681,481	-	-	4,681,481
Totals	$ 83,265,956	$ -	$ -	$ 83,265,956

The following table presents the estimated fair values of certain financial instruments.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$ 26,795,481	$ 26,795,481	$ 60,364,695	$ 60,364,695
Federal funds sold	13,723,640	13,723,640	39,737,847	39,737,847
Held to maturity securities	233,749,402	236,179,850	189,788,913	191,484,866
Fed reserve stock	322,100	322,100	322,100	322,100
Loans – net	774,798,605	783,237,555	781,845,638	789,383,531
Cash surrender value of life insurance	11,668,013	11,668,013	11,552,684	11,552,684
Mortgage servicing rights	1,748,253	2,763,466	1,794,635	3,144,221
Accrued interest receivable	5,240,697	5,240,697	4,743,727	4,743,727
FINANCIAL LIABILITIES
Deposits	$ 964,304,949	$ 961,736,387	$ 987,983,697	$ 985,983,697
Other borrowings	1,442,940	1,442,940	1,812,016	1,812,016
Accrued interest payable	494,735	494,735	559,508	559,508

The estimated fair value of fee income on letters of credit at March 31, 2010 and December 31, 2009 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2010 and December 31, 2009.

The following methods and assumptions were used by the Bank to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents - Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Fed funds sold - Due to their short-term nature, the carrying amount of Fed funds sold approximates fair value.

Held to maturity securities - The fair value is estimated using quoted market prices.

Non marketable equity securities - The fair value is estimated using values of comparable securities.

Loans, net - Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans. The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Cash surrender value of life insurance policies - The fair value of cash surrender value is based on the cash surrender value of the individual policies as provided by the insurance agency.

Mortgage servicing rights - The fair value is determined using comparable industry information.

Deposit Accounts  - The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for certificates of deposits with similar remaining maturities.

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

(D)  Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$ 48,797,317	$ 1,286,480	$ (42,431)	$ 50,041,366
U.S. government-sponsored entities and corporations	184,702,085	1,326,798	139,399	185,889,484
Other	250,000	-	(1,000)	249,000
Totals	$ 233,749,402	$ 2,613,278	(182,830)	$ 236,179,850

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$ 45,269,078	$ 1,206,022	$ (65,061)	$ 46,410,039
U.S. government-sponsored entities and corporations	144,269,835	1,056,016	(500,944)	144,824,907
Other	250,000	-	(80)	249,920
Totals	$ 189,788,913	$ 2,262,038	$ (566,085)	$ 191,484,866

Obligations of U.S. government-sponsored entities consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

The amortized cost and fair value of held-to-maturity securities at March 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$ 16,438,904	$ 16,439,054
Due after one year less than 5 years	81,961,311	83,669,437
Due after 5 years less than 10 years	131,409,337	132,014,234
Due in more than 10 years	3,939,850	4,057,125
Totals	$ 233,749,402	$ 236,179,850

The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Continuous unrealized losses existing for less than 12 Months		Continuous unrealized losses existing for more than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of:
States and political subdivisions	$ 2,479,350	$ 41,442	$ 311,039	$ 989	$ 2,790,389	$ 42,431
U.S. government-sponsored entities and corporations	45,249,380	139,399	-	-	45,249,380	139,399
Other	99,000	1,000	-	-	99,000	1,000
	$ 47,827,730	$ 181,841	$ 311,039	$ 989	$ 48,138,769	$ 182,830

Management does not believe any individual unrealized loss as of March 31, 2010 represents other than temporary impairment.  The Bank held one investment security at March 31, 2010 that had unrealized losses existing for more than 12 months.  The Bank held eight securities at March 31, 2010 that had unrealized losses existing for less than 12 months.  The securities consisted of two obligations of states and political subdivisions and six obligations of other U.S. government sponsored agencies/corporations.  Management believes the unrealized losses were caused by a lack of market liquidity and fluctuations in interest rates and not by deterioration in credit quality of the underlying portfolio of securities.  Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

(E)  Loans

The Corporation continues to evaluate loans purchased in conjunction with its recent acquisition of the Bank of Elmwood for impairment in accordance with the relevant and applicable accounting standards.  The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of March 31, 2010.

Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans

Commercial	$ 2,937,835	$ 6,072,330	$ 7,191,032
Real Estate
Construction	17,628,901	1,815,414	12,058,494
Commercial	23,533,870	27,165,797	34,103,042
Residential	70,983,567	85,381,024	114,806,255
Installment and Consumer	130,730	9,753,715	6,007,795
Total	$ 115,214,903	$ 130,188,280	$ 174,166,618

As of March 31, 2010 the estimated contractually required payments receivable on credit impaired and non-credit impaired loans was $115.2 million and $130.2 million, respectively.  The cash flows expected to be collected as of March 31, 2010 on all purchased loans is $174.2 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at March 31, 2010.  The difference between the contractually required payments at acquisition and the cash flow expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan loss.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact in interest income.  Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Purchased impaired loans for which the loan was on non-accrual status prior to purchase are classified as non-performing assets at March 31, 2010.  All other purchased loans are classified as performing.

The change in the carrying amount of accretable yield for purchased loans was as follows for three months ended March 31, 2010.

	Accretable Yield	Contractually Required Payments Receivable
Balance at beginning of period	$ 23,859,358	$ 266,008,741
Accretion (1)	3,109,946	20,605,558
Balance at end of period	$ 20,749,412	$ 245,403,183

(1) Accretable yield is recognized as the purchased loans pay down, mature, renew or pay off.

The allowance for loan losses as of March 31, 2010 related to the purchased loans included $1.0 million based on management’s estimate of losses inherent in the portfolio of non-credit impaired loans that were renewed during the quarter and $0.1 million due to the subsequent decrease in expected cash flows on credit impaired loans during the quarter.

ITEM 2

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

Forward-looking statements are subject to significant risks and uncertainties and the Corporation’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, which item is incorporated herein by reference, and any other risks identified in this Report.

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

Critical Accounting Policies

A number of accounting policies require the use of management’s judgment.  Management considers the most significant accounting policies to be the determination of the amount of the allowance for loan losses and the determination of expected cash flows on the purchased loans.

The Bank evaluates its loan portfolio at least quarterly to determine the adequacy of the allowance for loan losses.  Included in the review are five components:  (1)  historic losses and allowance coverage based on peak and average loss volume;  (2)  portfolio trends in volume and composition with attention to possible concentrations;  (3) delinquency trends and loan performance compared to the Corporation’s peer group;  (4) local and national economic conditions; and (5) quality review analysis of non-performing loans identifying charge-offs, potential loss after collateral liquidation and credit weaknesses requiring above-normal supervision.

The Bank also exercised significant judgment regarding the expected cash flows on the purchased loans including assumptions about discount rates, loan prepayments, default rates, market conditions and other future events.  Changes that may vary significantly from Managements assumptions include the timing of loan prepayments, the rate and severity of defaults, the estimated fair market values of collateral at disposition and the timing of such disposition.

Since both the allowance for loan losses and the expected cash flows on the purchased loans are estimates, there is a risk that actual results will differ from expectations and that additional losses and a corresponding reduction in earnings could result.

Recent Acquisition

On October 23, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of the Bank of Elmwood (the “Acquired Bank”), a Wisconsin state-chartered bank headquartered in Racine, Wisconsin, from the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for the Bank of Elmwood (the “Acquisition”).  The Acquisition was completed pursuant to a Whole Bank Purchase Without Loss Share Agreement.  This purchase option provided no FDIC assistance to the Bank beyond the initial purchase discount accepted by the FDIC.  The Acquisition has had a significant impact on the balance sheet, core earnings and net income due to Acquisition-related accounting adjustments.  Management continues to believe the Acquisition will enhance net interest income, provide additional fee income opportunities and leverage operating expenses throughout the Corporation, resulting in significant accretion to core net income in future years.

Financial Condition

Total Assets

The Corporation’s total assets decreased $24 million, or 2.1%, to $1,102 million at March 31, 2010 from $1,126 million at December 31, 2009.

Cash and Cash Equivalents

Cash and cash equivalents, including fed funds sold, decreased $59.6 million or 59.5% during that period, associated with activity normally seen during the first quarter.  The Bank typically experiences a short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending, which typically run off during the first quarter.  In addition, the Bank reinvested a portion of the excess cash and cash equivalents at December 31, 2009 into higher-yielding investment securities during the first quarter of 2010.

Investment Securities

Investment securities increased $44.0 million or 23.2% during the first quarter of 2010.   Approximately $19.5 million of the Bank’s investment portfolio was redeemed through normal maturities or scheduled calls and $63.5 million of new securities were purchased.  While there was the normal short-term increase and subsequent run off of certain deposits, the Bank continued to grow core deposits which created excess liquidity that was used to purchase additional investment securities during the quarter.  Management continues to follow its practice of holding the securities in its investment portfolio to maturity.

Loans Receivable

Loans decreased $5.5 million or 0.7% during the first quarter of 2010 from $787.9 million at December 31, 2009 compared to $782.4 million at March 31, 2010.  The decrease in total loans outstanding was partially due to the continued aggressive management of the loans acquired in the Acquisition as those relationships are converted to the Bank’s historical underwriting standards which in some cases results in the borrower refinancing elsewhere.  In addition, management continues to focus on credit quality resulting in selective marketing and continued scrutiny of equity, cash flow and borrower character for new loan opportunities created as borrowers refinance their credits with competitor banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any such loans in its portfolio.

	March 31, 2010		December 31, 2009		March 31, 2009
	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category

Commercial	$ 26,133,168	3.34%	$ 28,480,419	3.61%	$ 22,355,875	3.71%
Real Estate
Construction	64,054,366	8.19%	65,602,195	8.33%	47,072,555	7.81%
Commercial	327,015,055	41.80%	323,468,382	41.06%	285,967,926	47.46%
Residential	341,604,623	43.66%	349,903,914	44.41%	233,785,586	38.80%
Installment and Consumer	23,558,843	3.01%	20,424,936	2.59%	3,353,989	2.22%
Total	$ 782,366,055	100.00%	$ 787,879,846	100.00%	$ 602,535,931	100.00%

Total Deposits and Borrowings

Deposits at the Bank decreased $23.7 million, or 2.4%, to $964.3 million at March 31, 2010 from $988.0 million at December 31, 2009.  Deposits decreased in all three major categories: demand deposits, savings and NOW accounts, and time deposits.  The majority of the decrease in total deposits was due to a $16.5 million or 2.8% decline in savings and NOW accounts.  As noted above, there is typically a short-term increase in commercial and municipal deposits in December of each year.  These deposits tend to be transferred to corporate funds management programs or, in the case of municipal deposits, to the State of Wisconsin investment fund after the first of the year.

Total borrowings decreased $0.4 million or 20.4% during the first three months of 2010.  The Bank adjusts its level of daily borrowing and short term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility with its primary correspondent bank.

Capital Resources

Total stockholders’ equity increased $2.0 million or 1.7% during the first quarter of 2010.  The Corporation posted net income of $4.7 million and paid $2.7 million in dividends during the quarter.

Federal banking regulatory agencies has established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities.  The Bank’s tier 1 capital to risk-weighted assets ratio was 14.50% at March 31, 2010, significantly above the 6.0% minimum required to be “well capitalized”.  The Bank’s total capital to risk-weighted assets ration was 15.44%, also significantly above the 10.0% minimum requirement to be “well capitalized”.  The Bank’s leverage ratio was at 10.76%, compared to the 5.0% minimum requirement to be “well capitalized”.

Nonperforming Assets and Allowance for Loan Losses

Non-performing loans were $33.6 million at March 31, 2010 compared to $33.8 million at December 31, 2009 and $7.3 million at March 31, 2009.  The nominal decrease during the first quarter of 2010 was attributable to certain non-performing loans moving to Other Real Estate Owned (“OREO”).  The substantial increase compared to March 31, 2009 was primarily due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past year.

The market value of OREO was $4.7 million at both March 31, 2010 and December 31, 2009, compared to zero at March 31, 2009.  Although OREO balances remained unchanged during the first quarter of 2010, fifteen properties were added to OREO and while twenty-three properties were sold by the Bank during the quarter.  Thirty-eight properties remain in OREO at March 31, 2010.  The Bank’s goal is to minimize the delay in liquidation of OREO properties.  As a result of the Acquisition, management estimates it will continue to foreclose and liquidate a significant number of properties in 2010.  Management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses on such liquidations.

The allowance for loan losses (“ALL”) increased $1.5 million or 25.4% during the first three months of 2010.  A $1.8 million provision for loan loss was charged to earnings for the three months ended March 31, 2010.  Recoveries of $0.1 million were received during the first quarter of 2010 on loans which had been previously charged off.  A total of $0.4 million of loans were charged-off during the first quarter of 2010.  The Bank’s charge offs and the corresponding provision for loan losses reflect activity on acquired loans as well as the adverse effects of the continuing recession.

The ALL represents management’s estimate of the amount necessary to provide for probable and inherent credit losses in the loan portfolio.  To assess the adequacy of the ALL, management uses significant judgment, focusing on specific allocations applied to loans that are identified for evaluation on an individual loan basis.  In addition, loans are analyzed on a group basis using risk characteristics that are common to groups of similar loans.  The factors that are considered include changes in the size and character of the loan portfolio, changes in the levels of impaired and nonperforming loans, historical losses in each category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and the fair value of underlying collateral, as well as changes to the fair value of underlying collateral in the continued recessionary environment.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
	March 31, 2010	December 31, 2009
Balance of allowance for loan and lease losses at beginning of period	$ 6,034	$ 5,945

Total loans charged-off	(361)	(3,740)
Total recoveries	114	123
Net loans charged-off	(247)	(3,617)

Additions to allowance charged to expense	1,780	3,706

Balance of allowance for loan and lease losses at end of period	$ 7,567	$ 6,034

Total Loans	$ 782,366	$ 787,880
Total nonperforming loans	$ 33,694	$ 33,848

Ratio of ALL to total nonperforming loans	22.5%	17.8%
Ratio of net loans charged-off to average loans outstanding (1)	0.13%	0.57%
Ratio of ALL to total loans	0.97%	0.77%

(1) March 31, 2010 net loans charged-off have been annualized.

Liquidity

The ability to provide the necessary funds for the Corporation’s day-to-day operations depends on a sound liquidity position.  Management monitors the Corporation’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in these products.  Management believes that these efforts will help the Bank to not only retain these deposits, but to encourage continued growth.  The Bank has the ability to borrow up to $75.0 million in federal funds purchased, and has an additional $135.6 million available for short-term liquidity through the Federal Reserve Bank Discount window.

Comparison of the Three Months Ended March 31, 2010 and 2009

Net Income

The Corporation posted net income of $4.7 million for the first quarter of 2010, an increase of $2.2 million or 88.5% compared to the first quarter of 2009.  Earnings per share increased to $0.53 for the three months ended March 31, 2010 compared to $0.28 for the same period in 2009.

The quarterly results were significantly impacted by the Acquisition.  The Corporation had Acquisition-related accounting adjustments in the first quarter of 2010 resulting in additional income of $4.6 million.  Loan discount accretion and non-accretable loan discounts taken into income accounted for $4.3 million of this total.  This income was partially offset by an increase in the PLL of $1.6 million, largely due to write-downs of acquired loans.  Operating income during the first quarter of 2010 compared to 2009 was also positively effected by enhanced core income from the Acquired

Bank, and were partially offset by slower mortgage refinancing activity and higher regulatory expenses.

Interest Income

Total interest income on loans increased $6.0 million or 67.2% in the first three months of 2010 compared to the first three months of 2009.  The increase includes Acquisition-related accounting adjustments of $3.1 million in loan discount accretion during the first quarter of 2010.  Management expects loan discount accretion to have a significant impact during 2010 but decline in future years as loans in the Acquired Bank’s loan portfolio continue to amortize, mature, renew or pay off.  The remaining year-to-year increase in interest income on loans was due to the increased volume and interest rates from the Acquisition, as the acquired loan portfolio had higher interest rate yields than the Bank’s legacy portfolio.  Interest income on loans excluding loan discount accretion income of $3.1 million during the quarter, increased by $2.9 million for the first quarter of 2010 compared to the first quarter of 2009.  The majority of the increase was due to increased loan volume, as average loans increased $182.6 million for the quarter ended March 31, 2009 compared to average loans during the first quarter of 2010 largely as a result of the Acquisition.  Loan yields increased 10 basis points to 6.16% for the 2010 first quarter compared to 6.06% for the first quarter of 2009, which resulted in a $0.2 million increase in interest income for the first three months of 2010 compared to the first three months of 2009.

Interest income on investment securities increased $0.5 million or 42.9% for the first quarter of 2010 compared to the first quarter of 2009.  This change is the net result of an increase in the amount of U. S. government sponsored agency and municipal security investments of $44.0 million offset by a decrease of 121 basis points in the average tax equivalent yield on the investment securities to 3.66% during the first quarter of 2010 compared to 4.87% in the first quarter of 2009.

Interest Expense

Interest expense decreased $0.3 million or 13.9% during the first three months of 2010 compared to the first three months of 2009.  Interest expense in the first quarter of 2010 was reduced by $0.5 million of premium amortization related to the Acquisition-related accounting adjustments. The premium will continue into the fourth quarter of 2010, at which point it will be fully amortized.  Excluding the premium amortization, interest expense would have increased by $0.2 million due to increased volume from the Acquisition and core deposit growth, which was partially offset by declining interest rates.  Average interest-bearing liabilities increased $296.9 million to $807.1 million at March 31, 2010 compared to $510.2 million at March 31, 2009.   The increase in volume was offset by a decrease of 42 basis points in the average yield on interest-bearing liabilities to 1.01% during the first quarter of 2010 compared to 1.43% in the first quarter of 2009.

Provision For Loan Losses

The Bank recorded a provision for loan loss (“PLL”) of $1.8 million during the first three months of 2010 compared to $0.2 million during the same period in 2009.  The PPL related to the purchased loans included $1.0 million based on management’s estimate of losses inherent in the portfolio of non-credit impaired loans that were renewed during the quarter and $0.1 million due to the subsequent decrease in expected cash flows on credit impaired loans during the quarter.

Non-interest Income

Non-interest income increased $1.5 million or 45.3% during the first three months of 2010 compared to the same period in 2009.  The increase was driven by three factors.  Non-interest income included $1.2 million of non-accretable discount recorded to income as part of the Acquisition-related accounting adjustments.  This is income related to loans acquired in the Acquisition that were specifically identified as credit impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were paid or charged off during the quarter.  The $1.2 million represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly as it is dependent on the difference between expected future cash flows received and the purchase accounting fair value discounts applied to the loans specifically impaired.  Gains on the sale of OREO properties increased $0.5 million during the first quarter of 2010 compared to the same period in 2009 due to increased activity as a result of the Acquisition and current economic conditions.  The gain on the sales of OREO was partially offset by an increase in OREO carrying costs of $0.4 million during the first quarter of 2010. Service charges on deposits also increased $0.1 million or 6.3% during the first three months of 2010 compared to the first three months of 2009 due to the increased number of deposit relationships resulting from the Acquisition.  These increases were offset by declining mortgage refinancing activity resulting in fewer gains on sales of loans in the secondary market, which fell $0.5 million or 74.6% in the first quarter of 2010 compared to the same period of 2009.

Non-interest Expense

Non-interest expense increased $2.9 million or 39.1% during the three months ended March 31, 2010 compared to the same period in 2009.  There were significant increases across many expense categories largely due to the Acquisition as well as normal cost of doing business increases.   FDIC deposit insurance premiums, increased significantly from $0.1 million in the first quarter of 2009 to $0.3 million during the same period in 2010 due to an increase in average deposits due to the Acquisition, increased assessment rates and the run-off of assessment credits used in prior years.  The Bank also incurred Acquisition related expenses of $0.2 million in the first quarter of 2010, which included professional fees and severance payments connected with the Acquisition.  In addition, core deposit intangible amortization of $0.1 million was recognized in the first quarter of 2010 as part of the Acquisition-related accounting adjustments.  The core deposit intangible will continue to be amortized over the next eight years.  As previously stated there was also significant additional loan collection expense due to increases in foreclosure activity, nonperforming assets and costs related to the increase in OREO during the first quarter of 2010 compared to the previous period.

Income Taxes

Income tax expense for the first quarter of 2010 was $2.9 million compared to $1.3 million for the first quarter of 2009.   The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 37.8% for the first quarter of 2010 compared to 34.9% during the first quarter of 2009.  The increase in the effective tax rate in 2010 was due to the significant increase in pre-tax income related to the Acquisition.

A summary of the change in income for the quarters ended March 31, 2010 and 2009 appears below:

	Three Months Ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited)	2010 Over (Under) 2009

Revenue and Expenses: (000’s)
Interest income	$ 16,550	$ 10,044	$ 6,506
Interest expense	(1,553)	(1,804)	251
Net interest income before
provision for loan losses	14,997	8,240	6,757
Provision for loan losses	(1,780)	(188)	(1,592)
Net interest income after
provision for loan losses	13,217	8,052	5,165
Non-interest income	4,858	3,290	1,568
Non-interest expenses	(10,527)	(7,516)	(3,011)
Income from Operations	7,548	3,826	3,722
Tax Provision	(2,852)	(1,334)	(1,518)
Net income	$ 4,696	$ 2,492	$ 2,204
Basic Earnings per Share	$ 0.53	$ 0.28	$ 0.25

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At March 31, 2010, the Bank’s loan-related commitments, including standby letters of credit and financial guarantees, totaled $113.6 million.  During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to continue to be sufficient to meet the cash requirements of its lending activities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT   MARKET  RISK

The Corporation’s 2009 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  At March 31, 2010 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Corporation, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the discussion in response to Item 3 of Part I of the 2009 Form 10-K.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the 2009 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS

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

TRI CITY BANKSHARES CORPORATION

DATE:	May 17, 2010	/s/ Ronald K. Puetz
Ronald K. Puetz
President, Chief Executive Officer
(Principal Executive Officer)

DATE:	May 17, 2010	/s/ Frederick R. Klug
Frederick R. Klug
Senior Vice President
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