Form 10-Q
period 2010-06-30
TRI CITY BANKSHARES CORP
filed 2010-08-13
CIK 313337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

YES                  NO   X

The number of shares outstanding of the registrant’s $1.00 par value common stock as of August 13, 2010 is 8,904,915 shares.

PART I - FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENTS	4

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4T -	CONTROLS AND PROCEDURES	36

PART II - OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS	37

ITEM 1A -	RISK FACTORS	37

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES	38

ITEM 4 -	RESERVED	38

ITEM 5 -	OTHER INFORMATION	38

ITEM 6 -	EXHIBITS	38

Signatures	39

Exhibit Index	40

PART I -  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010 (Unaudited)	December 31, 2009

Cash and due from banks	$26,616,097	$60,364,695
Federal funds sold	64,462,829	39,737,847
Cash and cash equivalents	91,078,926	100,102,542
Held to maturity securities, fair value of $171,699,536 and $191,484,866 as of June 30, 2010 and December 31, 2009, respectively	169,485,927	189,788,913
Loans, less allowance for loan losses of $8,276,228 and $6,034,187 as of June 30, 2010 and December 31, 2009, respectively	767,187,709	781,845,638
Premises and equipment – net	19,487,353	20,021,428
Cash surrender value of life insurance	11,787,179	11,552,684
Mortgage servicing rights – net	1,724,000	1,794,635
Core deposit intangible	1,707,210	1,991,066
Other real estate owned	3,903,965	4,681,481
Accrued interest receivable and other assets	10,446,675	13,930,465
TOTAL ASSETS	$1,076,808,944	$1,125,708,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$155,669,984	$156,303,510
Savings and NOW	548,613,095	595,129,305
Other time	240,834,300	236,550,882
Total Deposits	945,117,379	987,983,697
Other borrowings	558,569	1,812,016
Accrued interest payable and other liabilities	8,876,294	14,516,835
Total Liabilities	954,552,242	1,004,312,548

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding as of June 30, 2010 and December 31, 2009	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	86,808,317	85,947,919
Total Stockholders’ Equity	122,256,702	121,396,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,076,808,944	$1,125,708,852

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For Three Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
INTEREST INCOME
Loans	$14,460,721	$9,061,202
Investment Securities:
Taxable	1,223,962	686,445
Tax exempt	387,352	344,720
Federal funds sold	5,846	4,315
Other	9,663	9,663
Total Interest Income	16,087,544	10,106,345

INTEREST EXPENSE
Deposits	1,371,650	1,691,274
Other borrowings	581	309
Total Interest Expense	1,372,231	1,691,583
Net interest income before provision for loan losses	14,715,313	8,414,762
Provision for loan losses	950,000	530,000
Net interest income after provision for loan losses	13,765,313	7,884,762

NONINTEREST INCOME
Service charges on deposits	2,600,980	2,505,391
Loan servicing income (expense)	131,261	(85,013)
Net gain on sale of loans	171,324	1,060,047
Net OREO gain (loss) on sale	303,936	(8,714)
Increase in cash surrender value of life insurance	119,166	124,221
Non-accretable loan discount	199,435	-
Other income	387,086	395,118
Total Noninterest Income	3,913,188	3,991,050

NONINTEREST EXPENSE
Salaries and employee benefits	5,368,604	4,189,859
Net occupancy costs	972,944	735,319
Furniture and equipment expenses	457,206	367,911
Computer services	880,999	692,277
Advertising and promotional	354,237	270,022
Regulatory agency assessments	1,239,890	487,709
Office supplies	201,134	156,480
Acquisition expense	122,385	-
Core deposit intangible amortization	141,928	-
Other	1,283,915	998,876
Total Noninterest Expense	11,023,242	7,898,453
Income before income taxes	6,655,259	3,977,359
Less: Applicable income taxes	2,477,000	1,400,500
Net Income	$4,178,259	$2,576,859
Basic and fully diluted earnings per share	$0.47	$0.29
Dividends per share	$0.30	$0.27
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
INTEREST INCOME
Loans	$29,471,274	$18,036,937
Investment Securities:
Taxable	2,375,807	1,399,582
Tax exempt	761,126	699,298
Federal funds sold	20,089	4,678
Other	9,663	9,663
Total Interest Income	32,637,959	20,150,158

INTEREST EXPENSE
Deposits	2,924,201	3,466,106
Other borrowings	844	29,765
Total Interest Expense	2,925,045	3,495,871
Net interest income before provision for loan losses	29,712,914	16,654,287
Provision for loan losses	2,730,000	718,000
Net interest income after provision for loan losses	26,982,914	15,936,287

NONINTEREST INCOME
Service charges on deposits	5,060,303	4,818,126
Loan servicing income (expense)	234,003	(173,842)
Net gain on sale of loans	337,311	1,713,984
Net OREO gain (loss) on sale	388,769	(39,915)
Increase in cash surrender value of life insurance	234,495	251,213
Non-accretable loan discount	1,347,579	-
Other income	735,715	710,678
Total Noninterest Income	8,338,175	7,280,244

NONINTEREST EXPENSE
Salaries and employee benefits	10,855,349	8,357,679
Net occupancy costs	1,998,907	1,604,494
Furniture and equipment expenses	871,589	747,856
Computer services	1,692,585	1,370,568
Advertising and promotional	667,621	494,565
Regulatory agency assessments	1,574,303	585,710
Office supplies	402,706	316,892
Acquisition expense	354,131	-
Core deposit intangible amortization	283,856	-
Other	2,416,661	1,935,743
Total Noninterest Expense	21,117,708	15,413,507
Income before income taxes	14,203,381	7,803,024
Less: Applicable income taxes	5,328,500	2,734,000
Net Income	$8,874,881	$5,069,024
Basic and fully diluted earnings per share	$1.00	$0.57
Dividends per share	$0.60	$0.54
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,874,881	$5,069,024
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,097,667	1,032,830
Amortization of servicing rights, premiums and discounts -net	537,245	492,727
Net gain on sale of loans	(337,311)	(1,713,984)
Amortization of other intangibles	283,856	-
Provision for loan losses	2,730,000	718,000
Proceeds from sales of loans held for sale	16,848,451	90,098,908
Originations of loans held for sale	(16,623,709)	(89,055,971)
Increase in cash surrender value of life insurance	(234,495)	(251,213)
(Gain)/loss on disposal of fixed assets	781	-
(Gain)/loss on sale of other real estate owned	(388,769)	30,712
Net change in:
Accrued interest receivable and other assets	3,475,460	(3,072,072)
Accrued interest payable and other liabilities	(8,312,075)	227,663
Net Cash Flows Provided by Operating Activities	7,951,982	3,576,624
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	87,554,589	42,615,249
Purchases	(67,597,314)	(41,860,996)
Net decrease in loans	8,406,340	4,765,693
Purchases of premises and equipment – net	(564,373)	(559,367)
Proceeds from sale of other real estate owned	4,687,874	78,841
Net Cash Flows Provided by Investing Activities	32,487,116	5,039,420
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(42,866,318)	(15,125,298)
Net change in federal funds purchased and securities sold under repurchase agreements	-	-
Net change in other borrowings	(1,253,447)	(2,861,337)
Dividends paid	(5,342,949)	(4,808,760)
Net Cash Flows Used in Financing Activities	(49,462,714)	(22,795,395)
Net Change in Cash and Cash Equivalents	(9,023,616)	(14,179,351)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100,102,542	52,961,833
CASH AND CASH EQUIVALENTS - END OF PERIOD	$91,078,926	$38,782,482
Non Cash Transactions:
Loans receivable transferred to other real estate owned	$3,521,589	$2,806,098
Mortgage servicing rights resulting from sale of loans	$112,569	$671,047
Supplemental Cash Flow Disclosures:
Cash paid for interest	$3,894,632	$3,534,542
Cash paid for income taxes	$8,180,000	$3,256,525

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

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all interim adjustments, consisting of normal recurring accruals, for a fair presentation of the results for the interim periods presented.  The preparation of consolidated financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The operating results for the first six months of 2010 are not necessarily indicative of the results that may be expected for the entire 2010 fiscal year.

(B)  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Codification Statement (“ASC”) 810-10 Non-controlling Interest in Consolidated Financial Statements – an amendment to ASC 860-10, which changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations of amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. The Corporation adopted ASC 810-10 effective January 1, 2010. The adoption of this statement did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

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

Valuation Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date and thereby favors use of Level 1 if appropriate information is available, and otherwise Level 2 if Level 1 input is not available and finally Level 3 if Level 2 input is not available. The three levels are defined as follows.

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

Assets

Loans held for investment.  The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, Management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.

Other real estate owned.  Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to other real estate owned.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated costs to sell.  Fair value is based upon independent market prices, appraised values or Management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.

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

As of June 30, 2010, the Bank does not carry any assets that are measured at fair value on a recurring basis or use significant unobservable inputs.

Assets measured at fair value on a non-recurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.  The Bank has classified loans held for investment and other real estate owned as Level 3 at June 30, 2010 and December 31, 2009 based values determined internally by Management based on their experience utilizing cash flow analysis, estimated collateral values, credit scores, delinquency history and current economic conditions to determine the estimated fair values.

	Balance at 6/30/10	Level 1	Level 2	Level 3

Loans held for investment	$83,267,863	$-	$-	$83,267,863
Other real estate owned	3,903,965	-	-	3,903,965
Totals	$87,171,828	$-	$-	$87,171,828

	Balance at 12/31/09	Level 1	Level 2	Level 3

Loans held for investment	$78,584,475	$-	$-	$78,584,475
Other real estate owned	4,681,481	-	-	4,681,481
Totals	$83,265,956	$-	$-	$83,265,956

The following table presents the estimated fair values of certain financial instruments.

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$26,616,097	26,616,097	$60,364,695	$60,364,695
Federal funds sold	64,462,829	64,462,829	39,737,847	39,737,847
Held to maturity securities	169,485,927	171,699,536	189,788,913	191,484,866
Federal reserve stock	322,100	322,100	322,100	322,100
Loans – net	767,187,709	777,946,360	781,845,638	789,383,531
Cash surrender value of life insurance	11,787,179	11,787,179	11,552,684	11,552,684
Mortgage servicing rights	1,724,000	2,684,400	1,794,635	3,144,221
Accrued interest receivable	4,456,759	4,456,759	4,743,727	4,743,727
FINANCIAL LIABILITIES
Deposits	$945,117,379	$942,787,607	$987,983,697	$985,983,697
Other borrowings	558,569	558,569	1,812,016	1,812,016
Accrued interest payable	493,573	493,573	559,508	559,508

The estimated fair value of fee income on letters of credit at June 30, 2010 and December 31, 2009 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2010 and December 31, 2009.

The following methods and assumptions were used by the Bank to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value.

Cash and due from banks - Due to their short-term nature, the carrying amount of cash and due from banks approximates fair value.

Federal funds sold - Due to their short-term nature, the carrying amount of Federal funds sold approximates fair value.

Held to maturity securities - The fair value is estimated using quoted market prices.

Non marketable equity securities - The fair value is estimated using values of comparable securities.

Loans, net - Mortgage loans held for investment are valued using fair values attributable to similar mortgage loans. The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Cash surrender value of life insurance - The fair value of cash surrender value of life insurance policies is based on the cash surrender value of the individual policies as provided by the insurance agency.

Mortgage servicing rights - The fair value is determined using comparable industry information.

Deposit Accounts - The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for certificates of deposits with similar remaining maturities.

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, fair values of the Bank’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

(D)

Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$49,328,633	$1,012,726	$(22,473)	$50,318,886
U.S. government-sponsored entities and corporations	120,057,294	1,223,356	-	121,280,650
Other	100,000	-	-	100,000
Totals	$169,485,927	$2,236,082	(22,473)	$171,699,536

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$45,269,078	$1,206,022	$(65,061)	$46,410,039
U.S. government-sponsored entities and corporations	144,269,835	1,056,016	(500,944)	144,824,907
Other	250,000	-	(80)	249,920
Totals	$189,788,913	$2,262,038	(566,085)	$191,484,866

Obligations of U.S. government-sponsored entities consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

The amortized cost and fair value of held-to-maturity securities at June 30, 2010 by contractual maturity are shown below.  Expected maturities differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$35,152,594	$35,494,634
Due after one year less than 5 years	65,514,784	66,705,762
Due after 5 years less than 10 years	64,900,438	65,443,140
Due in more than 10 years	3,918,111	4,056,000
Totals	$169,485,927	$171,699,536

The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

Continuous unrealized losses existing for less than 12 Months	Continuous unrealized losses existing for more than 12 Months	Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$ 3,680,848	$ (19,554)	$ 308,660	$ (2,919)	$ 3,989,508	$ (22,473)
U.S. government-sponsored entities and corporations	-	-	-	-	-
Totals	$ 3,680,848	$ (19,554)	$ 308,660	$ (2,919)	$ 3,989,508	$ (22,473)

Management does not believe any individual unrealized loss as of June 30, 2010 represents other than temporary impairment.  At June 30, 2010 the Bank held one investment security that had unrealized losses existing for greater than 12 months and held four that had unrealized losses existing for less than 12 months.  Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not by a deterioration in credit quality of the underlying portfolio of securities.  Since securities are held to maturity, Management does not believe that the Bank will experience any losses on these investments.

(E)

Loans

The Corporation continues to evaluate loans purchased in conjunction with its October 2009 acquisition of the Bank of Elmwood for impairment in accordance with the relevant and applicable accounting standards.  The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of June 30, 2010.

	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans

Commercial	$2,337,791	$4,759,795	$5,588,862
Real Estate
Construction	15,689,406	1,477,609	10,322,390
Commercial	23,555,137	24,069,415	31,709,769
Residential	70,343,016	81,897,474	112,109,826
Installment and Consumer	78,878	6,426,315	3,441,206
Total	$112,004,228	$118,630,608	$163,172,053

As of June 30, 2010 the estimated contractually required payments receivable on credit impaired and non-credit impaired loans was $112.0 million and $118.6 million, respectively.  The cash flows expected to be collected as of June 30, 2010 on all purchased loans is $163.2 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at June 30, 2010.  The difference between the contractually required payments at acquisition and the cash flow expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows will result in a reversal of the provision to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income.  Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Purchased impaired loans for which the loan was on non-accrual status prior to purchase are classified as non-performing assets at June 30, 2010.  All other purchased loans are classified as performing.

The change in the carrying amount of accretable yield for purchased loans was as follows for six months ended June 30, 2010.

	Accretable Yield	Contractually Required Payments Receivable
Balance at December 31, 2009	$23,859,358	$146,443,056
Accretion (1)	5,459,099	27,812,448
Balance at June 30, 2010	$18,400,259	$118,630,608

(1) Accretable yield is recognized as the purchased loans pay down, mature, renew or pay off.

The allowance for loan losses as of June 30, 2010 related to the purchased loans included $1.6 million based on Management’s estimate of losses inherent in the portfolio of non-credit impaired loans that were renewed during the quarter and $0.7 million due to the subsequent decrease in expected cash flows on credit impaired loans during the quarter.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action.  While the full effects of the Dodd-Frank Act on the Corporation and the Bank cannot yet be determined, this legislation is generally perceived as negatively impacting the banking industry. The Dodd-Frank Act may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect the business of the Corporation and the Bank, perhaps materially.

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

The Bank also exercises significant judgment regarding the expected cash flows on the purchased loans including assumptions about discount rates, loan prepayments, default rates, market conditions and other future events.  Changes that may vary significantly from Management’s assumptions include the timing of loan prepayments, the rate and severity of defaults, the estimated fair market values of collateral at disposition and the timing of such disposition.

Since both the allowance for loan losses and the expected cash flows on the purchased loans are estimates, there is a risk that actual results will differ from expectations and that additional losses and a corresponding reduction in net income could result.

Recent Acquisition

On October 23, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of the Bank of Elmwood (the “Acquired Bank”), a Wisconsin state-chartered bank headquartered in Racine, Wisconsin, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for the Bank of Elmwood (the “Acquisition”).  The Acquisition was completed pursuant to a Whole Bank Purchase Without Loss Share Agreement.  This purchase option provided no FDIC assistance to the Bank beyond the initial purchase discount accepted by the FDIC.  The Acquisition has had a significant impact on the balance sheet, core earnings and net income due to Acquisition-related accounting adjustments.  Management continues to believe the Acquisition will enhance net interest income, provide additional fee income opportunities and leverage operating expenses throughout the Corporation, resulting in significant accretion to core net income in future years.

Financial Condition

Total Assets

The Corporation’s total assets decreased $49 million, or 4.3%, to $1,077 million at June 30, 2010 from $1,126 million at December 31, 2009.

Cash and Cash Equivalents

Cash and cash equivalents, including federal funds sold, decreased $9.0 million or 9.0% since December 31, 2009.  Cash and due from banks decreased $33.7 million while federal funds sold increased $24.7 million.  The decrease in cash and due from banks is due to the short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending. These deposits typically run off during the first quarter.  The increase in federal funds sold, however, is due to proceeds received from several investment securities that were called due to the continued low interest rate environment.  The Bank continues to search for suitable investments in which to reinvest these excess funds.

Investment Securities

Investment securities decreased $20.3 million or 10.7% during the first six months of 2010.  Excess liquidity resulting from core deposit growth was used to purchase securities during the first quarter of 2010.  During the second quarter of 2010, however, a significant number of securities were called.  This activity resulted in a net decrease in the investment portfolio as $87.9 million of the Bank’s investment portfolio was redeemed through normal maturities, scheduled calls and amortization of premiums and discounts while only $67.6 million of new securities were purchased during the first six months of 2010.  Management continues to follow its practice of holding the securities in its investment portfolio to maturity.

Loans Receivable

Loans decreased $12.4 million or 1.6% during the first six months of 2010 from $787.9 million at December 31, 2009 compared to $775.5 million at June 30, 2010.  The decrease in total loans outstanding was partially due to the continued aggressive management of the loans acquired in the Acquisition as those relationships were converted to the Bank’s historical underwriting standards, which in some cases resulted in the borrower refinancing elsewhere.  In addition, Management continues to focus on credit quality resulting in continued scrutiny of equity, cash flow and borrower character for new loan opportunities created as borrowers refinance their credits with competing banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any such loans in its portfolio.

LOAN PORTFOLIO ANALYSIS
(Dollars in Thousands)
	June 30, 2010		December 31, 2009		June 30, 2009
	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category

Commercial	$28,352	3.66%	$28,481	3.61%	$23,083	3.88%
Real Estate
Construction	62,337	8.04%	65,600	8.33%	47,145	7.93%
Commercial	292,143	37.67%	285,382	36.22%	248,120	41.76%
Residential	335,371	43.25%	349,904	44.41%	229,015	38.54%
Multi-Family	39,254	5.06%	38,087	4.83%	33,601	5.65%
Installment and Consumer	18,007	2.32%	20,426	2.59%	13,249	2.23%
Total	$775,464	100.00%	$787,880	100.00%	$594,213	100.00%

Total Deposits and Borrowings

Deposits at the Bank decreased $42.9 million, or 4.3%, to $945.1 million at June 30, 2010 from $988.0 million at December 31, 2009.  Savings and NOW accounts decreased $46.5 million, demand deposits decreased $0.6 million and time deposits increased $4.3 million.  The decrease in savings and NOW accounts was driven by a decrease of $80.2 million in municipal NOW accounts, which was offset by significant growth in both money market and savings accounts.  The decrease in municipal deposits during the first two quarters of the year is typical due to the increase in municipal deposits from property tax payments in December of each year.  A portion of these deposits tend to be transferred to the State of Wisconsin investment fund after the first of the year  with the remaining balances declining throughout the year as funds are spent on operating activities.

Total borrowings decreased $1.3 million or 69.2% during the first six months of 2010.  The Bank adjusts its level of daily borrowing and short term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility with its primary correspondent bank.

Accrued Interest Payable and Other Liabilities

Accrued interest payable and other liabilities decreased $5.6 million or 38.9% during the first six months of 2010.  The change is primarily due to a decrease in tax liabilities that were initially realized due to the Acquisition in October of 2009.  The tax liabilities have decreased as estimated tax payments have been made during 2010.

Capital Resources

Total stockholders’ equity increased $0.9 million or 0.7% during the first six months of 2010.  The Corporation posted net income of $8.9 million, paid $5.3 million in dividends and declared $2.7 million of additional dividends during the first six months of 2010.

Federal banking regulatory agencies have established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities.  As of June 30, 2010 the Bank’s Tier 1 leverage ratio was 10.69% compared to 10.93% at December 31, 2009.  The leverage ratio declined from December 31, 2009 levels as the Acquisition in October of 2009 was fully reflected in average assets during the current period.  Tier 1 risk-based capital ratios were 14.74% and14.53% respectively, at June 30. 2010 and December 31, 2009.  The increase in the Tier 1 risk-based capital ratio was due to an increase in capital through retained earnings.  As of June 30, 2010 the Bank’s total risk based capital ratio was 15.80% compared to 15.30% at December 31, 2009.  The increase in the tier 1 risk-based capital ratio was due to both an increase in capital through retained earnings and a higher loan loss reserve.

All ratios are significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes the Bank has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Bank in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Nonperforming Assets and Allowance for Loan Losses

Non-performing loans were $33.7 million at June 30, 2010 compared to $33.8 million at December 31, 2009 and $10.1 million at June 30, 2009.  There continued to be significant activity in the Bank’s non-performing loans as many of those loans moved to Other Real Estate Owned (“OREO”) but were replaced by new non-performing loans.  The substantial increase compared to June 30, 2009 was primarily due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past year.

The market value of OREO was $3.9 million at June 30, 2010 compared to $4.7 million at December 31, 2009 and $2.8 million at June 30, 2009.  OREO balances decreased during the first six months of 2010 as forty-one properties were sold during the period compared to thirty properties that were moved into OREO during the period.  Twenty-nine properties remain in OREO at June 30, 2010.  The Bank’s goal is to minimize the delay in liquidation of OREO properties.  As a result of the Acquisition, Management estimates it will continue to foreclose and liquidate a significant number of properties in 2010.  Management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses on such liquidations.

The allowance for loan losses (“ALL”) increased $2.2 million or 37.2% during the first six months of 2010.  A $2.7 million provision for loan loss was charged to earnings for the six months ended June 30, 2010.  A total of $1.5 million of loans were charged-off during the first six months of 2010.  Recoveries of $1.0 million were received during the first six months of 2010 on loans which had been previously charged-off.    The Bank’s charge-offs and the corresponding provision for loan losses reflect activity on acquired loans as well as the adverse effects of the continuing recession.

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
Balance of allowance for loan losses at beginning of period	$6,034	$5,945
Total loans charged-off	(1,464)	(3,740)
Total recoveries	976	123
Net loans charged-off	(488)	(3,617)
Additions to allowance charged to expense	2,730	3,706
Balance of allowance for loan losses at end of period	$8,276	$6,034

Total Loans	$775,464	$787,880
Total nonperforming loans	$33,724	$33,848
Ratio of ALL to total nonperforming loans	24.5%	17.8%
Ratio of net loans charged-off during the period to average loans outstanding (1)	0.13%	0.57%
Ratio of ALL to total loans	1.07%	0.77%

(1) June 30, 2010 net loans charged-off have been annualized.

Liquidity

The ability to provide the necessary funds for the Bank’s day-to-day operations depends on a sound liquidity position.  Management monitors the Bank’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in these products.  Management believes that these efforts will help the Bank to not only retain these deposits, but to encourage continued deposit growth.  The Bank has the ability to borrow up to $75.0 million in federal funds purchased, and has an additional $65.8 million available for short-term liquidity through the Federal Reserve Bank Discount window.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the three-month periods ended June 30, 2010 and June 30, 2009.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended
	June 30,
	2010	2009
Net income	$ 4,178	$ 2,577
Earnings per share	$ 0.47	$ 0.29
Cash dividends per share	$ 0.30	$ 0.27

Return on average assets	1.54%	1.34%
Return on average equity	13.69%	9.42%
Efficiency ratio, as reported(1)	59.17%	63.67%

(1)

Non-interest expense divided by the sum of net interest income plus non-interest income.

The Corporation posted net income of $4.2 million for the second quarter of 2010, an increase of $1.6 million or 62.1% compared to the second quarter of 2009.  Earnings per share increased to $0.47 for the three months ended June 30, 2010 compared to $0.29 for the same period in 2009.

The quarterly results were significantly impacted by the Acquisition.  The Corporation had Acquisition-related accounting adjustments in the second quarter of 2010 resulting in additional income of $2.9 million.  Loan discount accretion and non-accretable loan discounts taken into income accounted for $2.5 million of this total.  This income was partially offset by an increase in the provision for loan losses of $0.4 million, largely due to write-downs of acquired loans.  Operating income during the second quarter of 2010 compared to 2009 was also positively effected by enhanced core income from the Acquired Bank, and was partially offset by slower mortgage refinancing activity and higher regulatory compliance expenses.

Interest Income

Total interest income on loans increased $5.4 million or 59.6% in the second quarter of 2010 compared to the second quarter of 2009.  The increase includes Acquisition-related accounting adjustments of $2.3 million in loan discount accretion during the second quarter of 2010.  Management expects loan discount accretion to have a significant impact during 2010 but decline in future years as loans in the Acquired Bank’s loan portfolio continue to amortize, mature, renew or pay off.  The remaining year-to-year increase in interest income on loans was due primarily to the increased volume from the Acquisition.  Interest income on loans, excluding loan discount accretion of $2.3 million, for the second quarter of 2010 increased by $3.1 million compared to same period in 2009.  The majority of the increase was due to increased loan volume, as average loans increased $178.9 million or 29.9% for the quarter ended June 30, 2010 compared to average loans during the second quarter of 2009 largely as a result of the Acquisition.  In addition to increased loan volume, loan yields increased 18 basis points to 6.23% for the second quarter of 2010 compared to 6.05% for the second quarter of 2009 as the acquired loan portfolio had higher interest rate yields than the Bank’s legacy portfolio.  Including the $2.3 million of interest income related to loan accretion discount, loan yields increased 139 basis points to 7.44% for the second quarter of 2010 compared to 6.05% for the second quarter of 2009.

Interest income on a tax-equivalent basis on investment securities increased $0.6 million or 49.9% for the second quarter of 2010 compared to the second quarter of 2009.  This change is the net result of an increase in the average amount of U. S. government sponsored agency and municipal security investments of $124.9 million offset by a decrease of 119 basis points in the average tax equivalent yield on the investment securities to 3.03% during the second quarter of 2010 compared to 4.21% in the same period of 2009.

Interest Expense

Interest expense for the three months ended June 30, 2010 decreased $0.3 million (18.9%), compared to the same period in 2009.  Interest expense in the second quarter of 2010 was reduced by $0.5 million of premium amortization related to the Acquisition-related accounting adjustments. The premium amortization will continue into the fourth quarter of 2010, at which point it will be fully amortized.  Excluding the premium amortization, interest expense would have increased by $0.2 million due to increased volume from the Acquisition and core deposit growth, which was partially offset by declining interest rates.  Average interest-bearing liabilities increased $266.0 million to $800.8 million at June 30, 2010 compared to $534.8 million at June 30, 2009 due primarily to the Acquisition.  The increase in volume was offset by a decrease of 36 basis points in the average yield on interest-bearing liabilities to 0.91% during the second quarter of 2010 compared to 1.27% in the second quarter of 2009.  Including the $0.5 million of premium amortization, the average yield on interest-bearing liabilities decreased 58 basis points to 0.69% during the second quarter of 2010 compared to 1.27% in the same period of 2009.

Net Interest Margin

The fully tax equivalent net interest margin for the three months ended June 30, 2010 was 5.86% compared to 4.81% for the three months ended June 30, 2009.  Excluding Acquisition-related accounting adjustments, including $2.3 million of interest income and a reduction of interest expense of $0.5 million as previously discussed, the fully tax equivalent net interest margin for the three months ended June 30, 2010 would have been 4.76% compared to 4.81% for the three months ended June 30, 2009.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS

(Dollars in Thousands)

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$ 777,755	$ 14,461	7.44%	$ 598,823	$ 9,061	6.05%
Taxable investment securities	177,947	1,234	2.77%	64,449	696	4.32%
Non-taxable investment
Securities(2)	46,837	586	5.01%	38,519	523	5.43%
Federal funds sold	15,576	6	0.15%	12,541	4	0.13%
Total Interest Earning Assets	$ 1,018,115	$ 16,287	6.40%	$ 714,332	$ 10,284	5.76%
Non-interest earning assets:
Other assets	66,817			55,869

TOTAL ASSETS	$ 1,084,932			$ 770,201

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
LIABILITIES AND EQUITY
Interest-earning liabilities:
Transaction accounts	$ 247,715	$ 212	0.34%	$ 160,070	$ 235	0.59%
Money market	150,013	318	0.85%	89,991	300	1.33%
Savings deposits	165,365	133	0.32%	138,208	145	0.42%
Other time deposits	235,760	708	1.20%	144,846	1,011	2.79%
Short-term borrowings	1,903	1	0.21%	1,683	1	0.24%
Total interest-bearing liabilities	800,756	1,372	0.69%	534,798	1,692	1.27%
Non-interest bearing liabilities:
Demand deposits	152,694			122,894
Other	9,424			3,046
Stockholders’ equity	122,058			109,463
Total liabilities and
stockholders’ equity	$ 1,084,932			$ 770,201
Net interest earning and interest
rate spread(3)		$ 14,915	5.71%		$ 8,592	4.49%

Net interest margin(4)			5.86%			4.81%

(1)

The average loan balances and rates include non-accrual loans.

(2)

The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(3)

Interest rate spread respresents the difference between the average yield earned on average interest-earning assets for the period and the average rate of interest accrued on average interest-bearing liabilities for the period and is represented on a fully tax equivalent basis.

(4)

Net interest margin represents net interest income for a period divided by average interest-earning assets for the period and is represented on a fully tax equivalent basis.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a fully taxable equivalent basis and interest paid resulting from changes in volume and rates:

For the three months ended June 30, 2010 and 2009
Increase (Decrease) Due to

Interest earned on:	Volume	Rate(1)	Net
Loans	$ 2,708	$ 2,693	$ 5,400
Taxable investment securities	1,226	(688)	538
Nontaxable investment securities	113	(50)	63
Federal funds sold	1	1	2

Total interest-earning assets	$ 4,047	$ 1,950	$ 6,003

Interest paid on:
Transaction Accounts	$129	$(152)	$(23)
Money Market	200	(182)	18
Savings	29	(41)	(12)
Other Time	635	(938)	(303)
Short-term borrowings	0	0	0

Total interest-bearing liabilities	$ 992	$ (1,312)	$ (320)

Increase(decrease) in net interest income			$ 6,323

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a provision for loan loss (“PLL”) of $1.0 million during the three months ended June 30, 2010 compared to $0.5 million during the same period in 2009.  The PLL related to the acquired loans included $0.6 million based on Management’s estimate of losses inherent in the portfolio of non-credit impaired loans that were renewed during the quarter and $0.6 million due to the subsequent decrease in expected cash flows on credit impaired loans during the quarter.  The PLL during the period is also influenced by the amount of charge-offs and recoveries that impact the ALL during the period.

Non-interest Income

Non-interest income decreased $0.1 million or 2.0% during the three months ended June 30, 2010 compared to the same period in 2009.  The decrease was caused by declining mortgage refinancing activity resulting in reduced mortgage banking revenue and fewer gains on sales of loans in the secondary market, which collectively decreased $0.7 million or 69.0% in the aggregate in the second quarter of 2010 compared to the same period of 2009.  The decrease was significantly offset by three factors during the second quarter of 2010.  Non-interest income included $0.2 million of non-accretable discount recorded to income as part of the Acquisition-related accounting adjustments.  This income is related to loans acquired in the Acquisition that were specifically identified as credit impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were paid or charged off during the quarter.  The $0.2 million represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly as it is dependent on the difference between expected future cash flows and the acquisition accounting fair value discounts applied to the loans specifically impaired.  Gains on the sale of OREO properties increased $0.3 million during the second quarter of 2010 compared to the same period in 2009 due to increased activity as a result of the Acquisition and current economic conditions.  Service charges on deposits also increased $0.1 million or 3.8% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the increased number of deposit relationships resulting from the Acquisition.

Non-interest Expense

Non-interest expense increased $3.1 million or 39.6% during the three months ended June 30, 2010 compared to the same period in 2009.  There were significant increases across many expense categories largely related to the Acquisition as well as normal cost of doing business increases.  Regulatory agency assessments increased significantly from $0.5 million in the second quarter of 2009 to $1.2 million during the same period in 2010 due to an increase in average deposits resulting from the Acquisition and increased assessment rates.  The Bank also incurred Acquisition related expenses of $0.1 million in the second quarter of 2010, which is primarily due to professional fees related to the Acquisition.  In addition, core deposit intangible amortization of $0.1 million was recognized in the second quarter of 2010 as part of the Acquisition-related accounting adjustments.  The core deposit intangible will continue to be amortized over the next eight years.

Income Taxes

Income tax expense for the second quarter of 2010 was $2.5 million compared to $1.4 million for the second quarter of 2009.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 37.2% for the second quarter of 2010 compared to 35.2% during the second quarter of 2009.  The increase in the effective tax rate in 2010 was due to the significant increase in pre-tax income which resulted in moving into a higher statutory tax bracket and reducing the impact of tax exempt investment income.

Comparison of the Six Months Ended June 30, 2010 and June 30,2009

The following table sets forth our consolidated results of operations and related summary information for the six month period ended June 30, 2010 and June 30, 2009.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2010	2009
Net income	$ 8,875	$ 5,069
Earnings per share	$ 1.00	$ 0.57
Cash dividends per share	$ 0.60	$ 0.54

Return on average assets	1.64%	1.32%
Return on average equity	14.56%	9.28%
Efficiency ratio, as reported(1)	55.50%	64.40%

(1)

Non-interest expense divided by the sum of net interest income plus non-interest income.

The Corporation posted net income of $8.9 million for the first six months of 2010, an increase of $3.8 million or 75.1% compared to the first six months of 2009.  Earnings per share increased to $1.00 for the six months ended June 30, 2010 compared to $0.57 for the same period in 2009.

The year-to-date results were significantly impacted by the Acquisition.  The Corporation had Acquisition-related accounting adjustments in the first two quarters of 2010 resulting in additional income of $7.4 million.  Loan discount accretion and non-accretable loan discounts taken into income accounted for $6.8 million of this total.  This income was partially offset by an increase in the PLL of $2.0 million, largely due to write-downs of acquired loans.  Operating income during the six months of 2010 compared to 2009 was also positively effected by enhanced core income from the Acquired Bank, and was partially offset by slower mortgage refinancing activity and higher regulatory compliance expenses.

Interest Income

Total interest income on loans increased $11.4 million or 63.4% in the first six months of 2010 compared to the first six months of 2009.  The increase includes Acquisition-related accounting adjustments of $5.5 million in loan discount accretion during the first six months of 2010.  Management expects loan discount accretion to have a significant impact during 2010, but decline in future years as loans from the Acquired Bank’s loan portfolio continue to amortize, mature, renew or pay off.  The remaining year-to-year increase in interest income on loans was primarily due to the increased volume from the Acquisition.  Interest income on loans for the first six months of 2010, excluding loan discount accretion of $5.5 million, increased by $5.9 million compared to same period in 2009.  The majority of the increase was due to increased loan volume, as average loans increased $180.8 million or 30.1% for the six months ended June 30, 2010 compared to average loans during the first six months of 2009 largely as a result of the Acquisition.  In addition to increased loan volume, loan yields increased 13 basis points to 6.15% for the first six months of 2010 compared to 6.02% for the first six months of 2009 as the acquired loan portfolio had higher interest rate yields than the Bank’s legacy portfolio.  Including the $5.5 million of interest income related to loan discount accretion, loan yields increased 153 basis points to 7.55% for the first two quarters of 2010 compared to 6.02% for the same period in 2009.

Interest income on a tax-equivalent basis on investment securities increased $1.1 million or 44.0% for the first six months of 2010 compared to the first six months of 2009.  This change is the net result of an increase in the average amount of U. S. government sponsored agency and municipal security investments of $120.8 million offset by a decrease of 139 basis points in the average tax equivalent yield on the investment securities to 3.07% during the first six months of 2010 compared to 4.46% in the same period in 2009.

Interest Expense

Interest expense decreased $0.6 million or 16.4% during the six months ended June 30, 2010 compared to the same period in 2009.  Interest expense in the first six months of 2010 was reduced by $0.9 million of premium amortization related to the Acquisition-related accounting adjustments. The premium will continue into the fourth quarter of 2010, at which point it will be fully amortized.  Excluding the premium amortization, interest expense would have increased by $0.3 million due to increased volume from the Acquisition and core deposit growth, which was partially offset by declining interest rates.  Average interest-bearing liabilities increased $270.9 million to $803.9 million at June 30, 2010 compared to $533.0 million at June 30, 2009.  The increase in volume was offset by a decrease of 36 basis points in the average yield on interest-bearing liabilities to 0.95% during the first two quarters of 2010 compared to 1.31% in the first two quarters of 2009.  Including the $0.9 million of premium amortization, the average yield on interest-bearing liabilities decreased 58 basis points to 0.73% during the first six months of 2010 compared to 1.31% in the same period of 2009.

Net Interest Margin

The fully tax equivalent net interest margin for the six months ended June 30, 2010 was 5.95% compared to 4.79% for the six months ended June 30, 2009.  Excluding Acquisition-related accounting adjustments, including $5.5 million of interest income and a reduction of interest expense of $0.9 million as previously discussed, the fully tax equivalent net interest margin for the six months ended June 30, 2010 would have been 4.69% compared to 4.79% for the six months ended June 30, 2009.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS

(Dollars in Thousands)

	Year to Date ended June 30, 2010			Year to Date ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$780,498	$29,471	7.55%	$599,732	$18,037	6.02%
Taxable investment securities	162,506	2,386	2.94%	65,166	1,409	4.320%
Non-taxable investment
Securities(2)	45,275	1,153	5.09%	38,507	1,059	5.50%
Federal funds sold	23,982	20	0.17%	6,933	5	0.14%
Total Interest Earning Assets	$1,012,261	$33,030	6.53%	$710,338	$20,510	5.77%
Non-interest earning assets:
Other assets	73,131			56,603

TOTAL ASSETS	$1,085,392			$766,941

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
LIABILITIES AND EQUITY
Interest-earning liabilities:
Transaction Accounts	$ 263,398	$ 473	0.36%	$159,145	$ 500	0.63%
Money Market	142,850	667	0.93%	86,186	581	1.35%
Savings Deposits	160,729	261	0.32%	133,015	295	0.44%
Other Time Deposits	235,168	1,522	1.29%	143,367	2,090	2.92%
Short-term borrowings	1,757	1	0.11%	11,249	30	0.53%
Total interest-bearing liabilities	803,902	2,924	0.73%	532,962	3,496	1.31%
Non-interest bearing liabilities:
Demand deposits	149,941			121,613
Other	9,652			3,079
Stockholders’ equity	121,897			109,287
Total liabilities and
Stockholders’ equity	$1,085,392			$766,941
Net interest earning and interest
rate spread(3)		$30,106	5.80%		$17,014	4.46%

Net interest margin(4)			5.95%			4.79%

(1)

The average loan balances and rates include non-accrual loans.

(2)

The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(3)

Interest rate spread respresents the difference between the average yield earned on average interest-earning assets for the period and the average rate of interest accrued on average interest-bearing liabilities for the period and is represented on a fully tax equivalent basis.

(4)

Net interest margin represents net interest income for a period divided by average interest-earning assets for the period and is represented on a fully tax equivalent basis.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a fully taxable equivalent basis and interest paid resulting from changes in volume and rates:

	For the six months ended June 30, 2010 and 2009
	Increase (Decrease) Due to

Interest earned on:	Volume	Rate(1)	Net
Loans	$ 5,437	$ 5,998	$ 11,434
Taxable investment securities	2,105	(1,128)	977
Nontaxable investment securities	186	(92)	94
Federal funds sold	13	3	15

Total interest-earning assets	$ 7,740	$ 4,781	$ 12,520

Interest paid on:
Transaction Accounts	$ 328	$ (355)	$ (27)
Money Market	382	(296)	86
Savings	62	(96)	(34)
Other Time	1,339	(1,907)	(568)
Short-term borrowings	(26)	(4)	(29)

Total interest-bearing liabilities	$ 2,084	$ (2,656)	$ (572)

Increase(decrease) in net interest income			$ 13,092

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a PLL of $2.7 million during the six months ended June 30, 2010 compared to $0.7 million during the same period in 2009.  The PLL related to the acquired loans included $1.6 million based on Management’s estimate of losses inherent in the portfolio of non-credit impaired loans that were renewed during the first two quarters and $0.7 million due to the subsequent decrease in expected cash flows on credit impaired loans during the same period.  The PLL for the period is also influenced by the amount of charge-offs and recoveries that impacted the ALL during the period.

Non-interest Income

Non-interest income increased $1.1 million or 14.5% during the six months ended June 30, 2010 compared to the same period in 2009.  The increase was primarily caused by three factors.  Non-interest income included an increase of $1.3 million in non-accretable discount recorded to income as part of the Acquisition-related accounting adjustments.  This is income related to loans acquired in the Acquisition that were specifically identified as credit impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were paid or charged off during the quarter.  The $1.3 million represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly as it is dependent on the difference between expected future cash flows received and the acquisition accounting fair value discounts applied to the loans specifically impaired.  Gains on the sale of OREO properties increased $0.4 million during the first six months of 2010 compared to the same period in 2009 due to increased activity as a result of the Acquisition and current economic conditions.  Service charges on deposits also increased $0.2 million or 5.0% during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the increased number of deposit relationships resulting from the Acquisition.  The increase in non-interest income was offset by declining mortgage refinancing activity resulting in less mortgage banking revenue and fewer gains on sales of loans in the secondary market, which collectively decreased $1.0 million or 69.2% during the first six months of 2010 compared to the same period of 2009.

Non-interest Expense

Non-interest expense increased $5.7 million or 37.0% during the six months ended June 30, 2010 compared to the same period in 2009.  There were significant increases across many expense categories largely resulting from the Acquisition as well as normal cost of doing business increases.  Regulatory agency assessments increased significantly from $0.6 million for the first two quarters of 2009 to $1.6 million for the same period in 2010 due to an increase in average deposits due to the Acquisition and increased assessment rates.  The Bank also incurred Acquisition related expenses of $0.4 million in the first six months of 2010, primarily related to professional fees and severance payments related to the Acquisition.  In addition, core deposit intangible amortization of $0.3 million was recognized in the first two quarters of 2010 as part of the Acquisition-related accounting adjustments.  The core deposit intangible will continue to be amortized over the next eight years.

Income Taxes

Income tax expense for the first six months of 2010 was $5.3 million compared to $2.7 million for the first six months of 2009.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 37.5% for the first two quarters of 2010 compared to 35.0% during the same period in 2009.  The increase in the effective tax rate in 2010 was due to the significant increase in pre-tax income which resulted in moving into a higher statutory tax bracket and reducing the impact of tax exempt investment income.

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At June 30, 2010, the Bank’s loan-related commitments, including standby letters of credit and financial guarantees, totaled $110.6 million.  During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to continue to be sufficient to meet the cash requirements of its lending activities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The Corporation’s 2009 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4T - CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of June 30, 2010 the Corporation carried out an evaluation, under the supervision and with the participation of Management, including t Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART 11 - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the discussion in response to Item 3 of Part I of the 2009 Form 10-K.

ITEM 1A - RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the 2009 Form 10-K.

The Dodd-Frank Act and related regulations may affect the Corporation’s and the Bank’s business activities, financial position and profitability.

The Dodd-Frank Act, signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms and requires significant rulemaking.  In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The Corporation is currently reviewing the impact the legislation will have on its and the Bank’s business.

The legislation charges the federal banking agencies, including the Federal Reserve and the FDIC with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies.  The Dodd-Frank Act also authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions.  In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by the Bank.

The Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.  States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the Bureau.

The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of the Corporation’s and the Bank’s business activities, require changes to certain of their business practices or otherwise adversely affect their businesses. These changes may also require the Corporation and the Bank to invest significant management attention and resources to evaluate and make necessary changes.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - [RESERVED]

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

TRI CITY BANKSHARES CORPORATION

DATE: August 13, 2010 Ronald K. Puetz President, Chief Executive Officer (Principal Executive Officer)	/s/ Ronald K. Puetz

DATE: August 13, 2010 Frederick R. Klug Senior Vice President (Chief Financial Officer)	/s/ Frederick R. Klug

Tri City Bankshares Corporation

Index of Exhibits

Exhibit No.

31.1

Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a 14(a)/15d-14(a)

31.2

Certification of Frederick R. Klug, Chief Financial Officer, under Rule 13a 14(a)/15d-14(a)

32.1

Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Frederick R. Klug, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002