Form 10-Q
period 2010-09-30
TRI CITY BANKSHARES CORP
filed 2010-11-15
CIK 313337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

YES                  NO   X

The number of shares outstanding of the registrant’s $1.00 par value common stock as of November 12, 2010 was 8,904,915 shares.

PART I - FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENTS	4

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40

ITEM 4T -	CONTROLS AND PROCEDURES	40

PART II - OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS	41

ITEM 1A -	RISK FACTORS	41

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES	42

ITEM 4 -	RESERVED	42

ITEM 5 -	OTHER INFORMATION	42

ITEM 6 -	EXHIBITS	42

Signatures	43

Exhibit Index	44

PART I -  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010 (Unaudited)	December 31, 2009

Cash and due from banks	$25,164,234	$60,364,695
Federal funds sold	56,204,985	39,737,847
Cash and cash equivalents	81,369,219	100,102,542
Held to maturity securities, fair value of $191,481,970 and $191,484,866 as of September 30, 2010 and December 31 2009, respectively	189,275,533	189,788,913
Loans, less allowance for loan losses of $8,514,500 and $6,034,187 as of 2010 and 2009, respectively	758,877,187	781,845,638
Premises and equipment – net	20,679,645	20,021,428
Cash surrender value of life insurance	11,906,344	11,552,684
Mortgage servicing rights – net	1,676,872	1,794,635
Core deposit intangible	1,565,282	1,991,066
Other real estate owned	4,514,486	4,681,481
Accrued interest receivable and other assets	7,934,934	13,930,465
TOTAL ASSETS	$1,077,799,502	$125,708,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$161,469,906	$156,303,510
Savings and NOW	561,918,037	595,129,305
Other time	221,995,053	236,550,882
Total Deposits	945,382,996	987,983,697
Other borrowings	709,237	1,812,016
Accrued interest payable and other liabilities	8,367,593	14,516,835
Total Liabilities	954,459,826	1,004,312,548

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding as of September 30, 2010 and December 31, 2009	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	87,891,291	85,947,919
Total Stockholders’ Equity	123,339,676	121,396,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,077,799,502	$1,125,708,852

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For Three Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
INTEREST INCOME
Loans	$14,279,531	$9,020,349
Investment Securities:
Taxable	708,131	639,793
Tax exempt	387,225	346,938
Federal funds sold	25,436	6,674
Total Interest Income	15,400,323	10,013,754

INTEREST EXPENSE
Deposits	1,301,108	1,686,121
Other borrowings	-	394
Total Interest Expense	1,301,108	1,686,515
Net interest income before provision for loan losses	14,099,215	8,327,239
Provision for loan losses	1,400,000	552,000
Net interest income after provision for loan losses	12,699,215	7,775,239

NONINTEREST INCOME
Service charges on deposits	2,619,663	2,534,185
Loan servicing income	64,681	50,415
Net gain on sale of loans	314,838	367,515
Net loss on sale of OREO	(100,963)	(51,930)
Increase in cash surrender value of life insurance	119,166	125,604
Non-accretable loan discount	306,040	-
Other income	415,989	361,122
Total Noninterest Income	3,739,414	3,386,911

NONINTEREST EXPENSE
Salaries and employee benefits	5,431,699	4,241,117
Net occupancy costs	1,044,260	732,746
Furniture and equipment expenses	454,549	392,515
Computer services	934,132	750,225
Advertising and promotional	341,232	258,501
Regulatory agency assessments	447,565	264,515
Office supplies	213,795	180,706
Acquisition expense	16,083	-
Core deposit intangible amortization	141,928	-
Other	1,457,000	930,502
Total Noninterest Expense	10,482,243	7,750,827
Income before income taxes	5,956,386	3,411,323
Less: Applicable income taxes	2,202,000	1,171,000
Net Income	$3,754,386	$2,240,323
Basic and fully diluted earnings per share	$0.42	$0.25
Dividends per share	$0.30	$0.27
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
INTEREST INCOME
Loans	$43,750,805	$ 27,057,286
Investment Securities:
Taxable	3,083,938	2,039,375
Tax exempt	1,148,351	1,046,236
Federal funds sold	45,525	11,352
Other	9,663	9,663
Total Interest Income	48,038,282	30,163,912

INTEREST EXPENSE
Deposits	4,225,309	5,152,227
Other borrowings	844	30,159
Total Interest Expense	4,226,153	5,182,386
Net interest income before provision for loan losses	43,812,129	24,981,526
Provision for loan losses	4,130,000	1,270,000
Net interest income after provision for loan losses	39,682,129	23,711,526

NONINTEREST INCOME
Service charges on deposits	7,679,966	7,352,311
Loan servicing income (expense)	298,684	(123,427)
Net gain on sale of loans	652,149	2,081,499
Net gain (loss) on sale of OREO	287,806	(91,845)
Increase in cash surrender value of life insurance	353,661	376,817
Non-accretable loan discount	1,653,619	-
Other income	1,151,704	1,071,800
Total Noninterest Income	12,077,589	10,667,155

NONINTEREST EXPENSE
Salaries and employee benefits	16,287,048	12,598,796
Net occupancy costs	3,043,167	2,337,240
Furniture and equipment expenses	1,326,138	1,140,371
Computer services	2,626,717	2,120,793
Advertising and promotional	1,008,853	753,066
Regulatory agency assessments	2,021,868	850,225
Office supplies	616,501	497,598
Acquisition expense	370,214	-
Core deposit intangible amortization	425,784	-
Other	3,873,661	2,866,245
Total Noninterest Expense	31,599,951	23,164,334
Income before income taxes	20,159,767	11,214,347
Less: Applicable income taxes	7,530,500	3,905,000
Net Income	$12,629,267	$ 7,309,347
Basic and fully diluted earnings per share	$1.42	$ 0.82
Dividends per share	$0.90	$ 0.81
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 12,629,267	$ 7,309,347
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,712,516	1,602,622
Amortization of servicing rights, premiums and discounts -net	908,371	689,643
Net gain on sale of loans	(652,149)	(2,081,499)
Amortization of core deposit intangible	425,784	-
Provision for loan losses	4,130,000	1,270,000
Proceeds from sales of loans held for sale	33,586,566	109,369,037
Originations of loans held for sale	(33,145,073)	(108,098,260)
Increase in cash surrender value of life insurance	(353,660)	(376,817)
Gain on disposal of fixed assets	(38,620)	-
(Gain)/loss on sale of other real estate owned	(1,074,657)	30,712
Net change in:
Accrued interest receivable and other assets	5,987,201	(895,772)
Accrued interest payable and other liabilities	(8,820,776)	219,692
Net Cash Flows Provided by Operating Activities	15,294,770	9,038,705
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	155,199,588	45,232,248
Purchases	(155,257,830)	(56,291,655)
Net decrease/(increase) in loans	13,465,836	(5,626,470)
Proceeds from sales of premises and equipment	216,998	-
Purchases of premises and equipment – net	(2,549,111)	(908,010)
Proceeds from sale of other real estate owned	6,614,267	490,626
Net Cash Flows Provided by/(Used In) Investing Activities	17,689,748	(17,103,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in deposits	(42,600,701)	507,315
Net change in other borrowings	(1,102,779)	(3,357,948)
Dividends paid	(8,014,361)	(7,213,088)
Net Cash Flows Used in Financing Activities	(51,717,841)	(10,063,721)
Net Change in Cash and Cash Equivalents	(18,733,323)	(18,128,277)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100,102,542	52,961,833
CASH AND CASH EQUIVALENTS - END OF PERIOD	$81,369,219	$ 34,833,556
Non Cash Transactions:
Loans receivable transferred to other real estate owned	$5,372,615	$ 2,893,726
Mortgage servicing rights resulting from sale of loans	$210,656	$ 810,722
Supplemental Cash Flow Disclosures:
Cash paid for interest	$5,709,896	$ 5,250,792
Cash paid for income taxes	$11,880,000	$ 4,096,525

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all interim adjustments, consisting of normal recurring accruals, for a fair presentation of the results for the interim periods presented.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The operating results for the first nine months of 2010 are not necessarily indicative of the results that may be expected for the entire 2010 fiscal year.  Tri City has evaluated the consolidated financial statements for subsequent events through the date of the filing of Form 10-Q.

(B)  Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the estimated fair market values of both the acquired loans and other real estate owned.

(C)  Recent Accounting Pronouncements

ASU No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.” This guidance requires an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  To achieve those objectives, disclosures on a disaggregated basis must be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable.  This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance.  The disclosures related to period-end information are required to be provided in all interim and annual periods ending on or after December 15, 2010.  Disclosures of activity that occurs during the reporting period are required in interim and annual periods beginning on or after December 15, 2010.  The provisions of this guidance are not expected to have a significant impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

(D)  Fair Value of Financial Instruments

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

The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflect future fair values.  While the Corporation believes its valuation methods are appropriate and consistent with valuation methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different estimates of fair values of the same financial instruments at the reporting date.

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

Assets

Loans held for investment.  The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  At September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.

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

As of September 30, 2010, the Bank does not carry any assets that are measured at fair value on a recurring basis or use significant unobservable inputs.

Assets measured at fair value on a non-recurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.  The Bank has classified loans held for investment and other real estate owned as Level 3 at September 30, 2010 and December 31, 2009 based on values determined internally by management derived from their experience using cash flow analysis, estimated collateral values, credit scores, delinquency history and current economic conditions to determine the estimated fair values.

	Balance at 9/30/10	Level 1	Level 2	Level 3

Loans held for investment	$70,368,909	$-	$-	$70,368,909
Other real estate owned	4,514,486	-	-	4,514,486
Totals	$74,883,395	$-	$-	$74,883,395

	Balance at 12/31/09	Level 1	Level 2	Level 3

Loans held for investment	$78,584,475	$-	$-	$78,584,475
Other real estate owned	4,681,481	-	-	4,681,481
Totals	$83,265,956	$-	$-	$83,265,956

The following table presents the estimated fair values of certain financial instruments.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$25,164,234	25,164,234	$60,364,695	$60,364,695
Federal funds sold	56,204,985	56,204,985	39,737,847	39,737,847
Held to maturity securities	189,275,533	191,481,970	189,788,913	191,484,866
Federal reserve stock	322,100	322,100	322,100	322,100
Loans – net	758,877,187	765,483,230	781,845,638	789,383,531
Cash surrender value of life insurance	11,906,344	11,906,344	11,552,684	11,552,684
Mortgage servicing rights	1,676,872	2,747,129	1,794,635	3,144,221
Accrued interest receivable	4,227,634	4,227,634	4,743,727	4,743,727
FINANCIAL LIABILITIES
Deposits	$945,382,996	$943,117,098	$987,983,697	$985,983,697
Other borrowings	709,237	709,237	1,812,016	1,812,016
Accrued interest payable	431,243	431,243	559,508	559,508

The estimated fair value of fee income on letters of credit at September 30, 2010 and December 31, 2009 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2010 and December 31, 2009.

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

(E)

Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$47,815,863	$1,326,309	$(11,877)	$49,130,295
U.S. government-sponsored entities and corporations	141,359,670	899,335	(7,330)	142,251,675
Other	100,000	-	-	100,000
Totals	$189,275,533	$2,225,644	$(19,207)	$191,481,970

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$45,269,078	$1,206,022	$(65,061)	$46,410,039
U.S. government-sponsored entities and corporations	144,269,835	1,056,016	(500,944)	144,824,907
Other	250,000	-	(80)	249,920
Totals	$189,788,913	$2,262,038	$(566,085)	$191,484,866

Obligations of U.S. government-sponsored entities consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

The amortized cost and fair value of held-to-maturity securities at September 30, 2010 by contractual maturity are shown below.  Expected maturities differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$45,552,511	$45,902,537
Due after one year less than 5 years	106,601,939	108,025,372
Due after 5 years less than 10 years	33,224,710	33,511,186
Due in more than 10 years	3,896,373	4,042,875
Totals	$189,275,533	$191,481,970

The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Continuous unrealized losses existing for less than 12 Months		Continuous unrealized losses existing for more than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$ 1,793,384	$ (10,609)	$ 514,100	$ (1,268)	$ 2,307,484	$ (11,877)
U.S. government-sponsored entities and corporations	21,003,700	(7,330)	-	-	21,003,700	(7,330)
Totals	$ 22,797,084	$ (17,939)	$ 514,100	$ (1,268)	$23,311,184	$ (19,207)

	December 31, 2009
	Continuous unrealized losses existing for less than 12 Months		Continuous unrealized losses existing for more than 12 Months	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$ 3,048,656	$ 62,525	$ 309,941	$ 2,535	$ 3,358,597	$ 65,060
U.S. government-sponsored entities and corporations	44,675,359	500,949	-	-	44,675,359	500,949
Other	99,920	80	-	-	99,920	80
Totals	$ 47,823,935	$ 563,554	$ 309,941	$ 2,535	$ 48,133,876	$566,089

Management does not believe any individual unrealized loss as of September 30, 2010 represents other than temporary impairment.  At September 30, 2010 the Bank held one investment security that had unrealized losses existing for greater than 12 months and held four that had unrealized losses existing for less than 12 months.  Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not by a deterioration in credit quality of the underlying portfolio of securities.  Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

(F)

Loans

Major classifications of loans are as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Commercial	$26,557,337	$28,480,419
Real Estate
Construction	63,129,023	65,602,195
Commercial	289,640,402	285,381,799
Residential	329,176,758	349,903,914
Multifamily	41,055,616	38,086,583
Installment and Consumer	17,832,551	20,424,936
	$767,391,687	$787,879,846
Less: Allowance for loan losses	(8,514,500)	(6,034,187)
Net Loans	$758,877,187	$781,845,659

The Corporation continues to evaluate loans purchased in conjunction with its October 2009 acquisition of the Bank of Elmwood for impairment in accordance with the relevant and applicable accounting standards.  The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of September 30, 2010.

	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans

Commercial	$1,806,449	$3,909,933	$4,511,843
Real Estate
Construction	15,532,569	630,602	10,209,650
Commercial	17,853,957	18,692,514	24,497,420
Residential	68,785,432	76,306,394	106,348,662
Multifamily	3,105,225	424,145	2,424,800
Installment and Consumer	43,588	5,755,496	3,149,831
Total	$107,127,220	$105,719,084	$151,142,206

As of September 30, 2010 the estimated contractually required payments receivable on credit impaired and non-credit impaired loans was $107.1 million and $105.7 million, respectively.  The cash flows expected to be collected as of September 30, 2010 on all purchased loans is $151.1 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at September 30, 2010.  The difference between the contractually required payments at acquisition and the cash flow expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows will result in a reversal of the provision to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income.  Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The change in the carrying amount of accretable yield for purchased loans was as follows for the nine months ended September 30, 2010.

	Accretable Yield	Contractually Required Payments Receivable
Balance at December 31, 2009	$23,859,358	$146,443,056
Accretion (1)	7,956,372	40,723,972
Balance at September 30, 2010	$15,902,986	$105,719,084

(1) Accretable yield is recognized as the purchased loans pay down, mature, renew or pay off.

(G)

Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses that are probable and inherent in the portfolio.  An analysis of changes in the allowance is presented in the following tabulation:

.

ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

For Three Months Ended	For Nine Months Ended
September 30,	September 30,

	2010	2009	2010	2009
Balance at beginning of period	$ 8,276	$ 5,995	$ 6,034	$ 5,945
Total loans charged-off	(1,204)	(566)	(2,668)	(1,304)
Total recoveries	43	16	1,019	86
Net loans charged-off	(1,161)	(550)	(1,649)	(1,218)
Additions to allowance charged to expense	1,400	552	4,130	1,270
Balance at end of period	$ 8,515	$ 5,997	$ 8,515	$ 5,997

The allowance for loan losses as of September 30, 2010 related to the purchased loans included $2.1 million based on management’s estimate of losses inherent in the portfolio of non-credit impaired loans that have been renewed and $0.7 million due to the subsequent decrease in expected cash flows on credit impaired loans.

(H)

Other Real Estate Owned

Real estate acquired by foreclosure or by deed in lieu of foreclosure is held for sale and are initially recorded at fair value at the date of foreclosure less estimated selling expenses, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed and the assets are carried at fair value, less estimated selling expenses.  At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses.  Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

A summary of the activity in other real estate owned is as follows:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009

Beginning Balance	$ 4,681,481	$ 109,553
Additions	5,372,615	6,674,381
Valuation Adjustments	-	(363,947)
Gain on Sale	1,074,657	57,069
Sales	(6,614,267)	(1,795,575)
Ending Balance	$ 4,514,486	$ 4,681,481

(I)

Regulatory Capital Requirements

As of September 30, 2010, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010
Total capital (to risk weighted assets)	$ 125,616,000	16.1%	$62,412,000	8.0%	$78,015,000	10.0%
Tier 1 capital (to risk weighted assets)	117,101,000	15.0%	31,206,000	4.0%	46,809,000	6.0%
Tier 1 capital (to average assets)	117,101,000	10.8%	43,318,000	4.0%	54,148,000	5.0%

As of December 31, 2009
Total capital (to risk weighted assets)	$ 120,515,000	15.3%	$63,133,000	8.0%	$78,916,000	10.0%
Tier 1 capital (to risk weighted assets)	114,481,000	14.5%	31,566,000	4.0%	57,350,000	6.0%
Tier 1 capital (to average assets)	114,481,000	11.6%	39,709,000	4.0%	49,636,000	5.0%

(J)

Subsequent Event

The Board of Directors declared a special dividend of $1.20 per share payable on December 10th, 2010 to shareholders as of the record date of November 30th, 2010.

This dividend was approved due to the possibility of less favorable tax treatment of dividend income in 2011.  The board intends to significantly reduce or eliminate dividend payments in 2011.  In effect, The Corporation is “prepaying” next year’s dividend in consideration of the potential advantage to our shareholders under the current dividend tax structure.

The Corporation presently plans to resume quarterly dividend payments after 2011.  However, the Corporation cannot predict the economy in 2012.  The Board will review earnings, regulatory requirements and other factors at that time and approve an appropriate dividend.

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

Forward-looking statements are subject to significant risks and uncertainties and the Corporation’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the 2009 Form 10-K, which item is incorporated herein by reference, and any other risks identified in Part II, Item 1A and elsewhere in this Report.

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

Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in our consolidated financial statements. The following is a summary of what management believes are our critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent losses incurred in the loan portfolio. Management maintains an ALL at levels that it believes to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALL is determined based on periodic evaluations of the loan and lease portfolios and other relevant factors. The ALL comprises both a specific component and a general component. Even though the entire ALL is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors. At least quarterly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

In determining the general allowance, management has segregated the loan portfolio by collateral type. By doing so it is better able to identify trends in borrower behavior and loss severity. For each collateral type, management computes a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor management looks at trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience.

In addition to the historical loss factor, management considers the impact of the following qualitative factors: changes in lending policies, procedures and practices, economic and industry trends and conditions, experience, ability and depth of lending management, level of and trends in past dues and delinquent loans, changes in the quality of the loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in credit concentrations and portfolio size and other external factors such as legal and regulatory.

In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to a factor it believes is appropriate for the probable and inherent risk of loss in its portfolio.

Specific allowances are determined as a result of the Corporation’s impairment process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral less selling costs or a discounted cash flow analysis as a determinant of fair value. If fair value exceeds the Bank’s carrying value of the loan no loss is anticipated and no specific reserve is established. However, if the Bank’s carrying value of the loan is greater than fair value a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general reserve.

The ALL is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The adequacy of the ALL is reviewed and approved by the Bank's Board of Directors. The ALL reflects management's best estimate of the probable and inherent losses on loans, and is based on a risk model developed and implemented by management and approved by the Bank's Board of Directors.  In addition, various regulatory agencies periodically review the ALL.  These agencies may suggest additions to the ALL based on their judgments of collectability based on information available to them at the time of their examination.

Loans Acquired Through Transfer

Loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Corporation does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Subsequent to the purchase date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Corporation records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Other Real Estate Owned

Real estate acquired by foreclosure or by deed in lieu of foreclosure, upon initial recognition, is recorded at fair value less estimated selling expenses. At the date of foreclosure, any write down to fair value less estimated selling costs is charged to the ALL.  Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Recent Acquisition

On October 23, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of the Bank of Elmwood (the “Acquired Bank”), a Wisconsin state-chartered bank headquartered in Racine, Wisconsin, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for the Bank of Elmwood (the “Acquisition”).  The Acquisition was completed pursuant to a Whole Bank Purchase Without Loss Share Agreement.  This purchase option provided no FDIC assistance to the Bank beyond the initial purchase discount accepted by the FDIC.  The Acquisition has had a significant impact on the Corporation’s balance sheet, core earnings and net income due to Acquisition-related accounting adjustments.  Management continues to believe the Acquisition will enhance net interest income, provide additional fee income opportunities and leverage operating expenses throughout the Corporation, resulting in significant accretion to core net income in future years.

Financial Condition

Total Assets

The Corporation’s total assets decreased $47.9 million, or 4.3%, to $1,077.8 million at September 30, 2010 from $1,125.7 million at December 31, 2009.

Cash and Cash Equivalents

Cash and cash equivalents, including federal funds sold, decreased $18.7 million or 18.7% since December 31, 2009.  Cash and due from banks decreased $35.2 million while federal funds sold increased $16.5 million.  The decrease in cash and due from banks is due to the short-term increase in deposits at year-end associated with municipal deposits of property taxes and commercial deposits resulting from holiday spending. These deposits typically run off during the first quarter of each year.  The increase in federal funds sold, however, is reflective of the strong liquidity position of the Bank.  Management continues to search for suitable investments in which to reinvest these excess funds given the continued low interest rate environment.

Investment Securities

Investment securities decreased $0.5 million or 0.3% during the first nine months of 2010 to $189.3 million.  The small change during the year, however, does not reflect the volume of activity in the investment portfolio as $155.8 million of the Bank’s investment portfolio was redeemed through normal maturities, scheduled calls and amortization of premiums and discounts while $155.3 million of new securities were purchased during the first nine months of 2010.  This transaction volume is the result of increased call activity as interest rates continue to fall and resulted a significant reduction in interest income as reinvestment rates are at very low levels.  Management continues to follow its practice of holding the securities in the investment portfolio to maturity.

Loans Receivable

Loans decreased $20.5 million or 2.6% during the first nine months of 2010 from $787.9 million at December 31, 2009 to $767.4 million at September 30, 2010.  The decrease in total loans outstanding was partially due to the continued aggressive management of the loans acquired in the Acquisition as those relationships were converted to the Bank’s historical underwriting standards, which in some cases resulted in the borrower refinancing elsewhere.  In addition, management continues to focus on credit quality resulting in continued scrutiny of equity, cash flow and borrower character for new loan opportunities created as borrowers refinance their credits with competing banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any such loans in its portfolio.

LOAN PORTFOLIO ANALYSIS
(Dollars in Thousands)
September 30, 2010	December 31, 2009	September 30, 2009

	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category

Commercial	$26,557	3.46%	$28,481	3.61%	$21,592	3.59%
Real Estate
Construction	63,129	8.23%	65,600	8.33%	50,574	8.41%
Commercial	289,640	37.74%	285,382	36.22%	249,947	41.58%
Residential	329,291	42.91%	349,904	44.41%	232,519	38.68%
Multi-Family	41,056	5.35%	38,087	4.83%	33,270	5.53%
Installment and Consumer	17,718	2.31%	20,426	2.60%	13,258	2.21%
Total	$767,391	100.00%	$787,880	100.00%	$601,160	100.00%

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets decreased $6.0 million or 43.0% during the first nine months of 2010.  The change is primarily due to a $3.3 million decrease in current and deferred tax assets, a $1.1 million decrease in prepaid expenses and a $0.5 million decrease in accrued interest receivable.

Total Deposits and Borrowings

Deposits at the Bank decreased $42.6 million, or 4.3%, to $945.4 million at September 30, 2010 from $988.0 million at December 31, 2009.  Demand deposits increased $5.2 million, savings and NOW accounts decreased $33.2 million, and time deposits decreased $14.6 million.  The decrease in savings and NOW accounts was driven by a decrease of $75.6 million in municipal accounts, which was offset by significant growth in both money market and savings accounts.  The decrease in municipal deposits during the year is typical due to the increase in municipal deposits from property tax payments in December of each year.  A portion of these deposits tend to be transferred to the State of Wisconsin investment fund after the first of the year  with the remaining balances declining throughout the year as funds are spent on operating activities.  In addition, a portion of the increase in savings and NOW accounts is due to a shift from CD’s into money market accounts as many customers have chosen to keep their funds more liquid in the current low interest rate environment.

Total borrowings decreased $1.1 million or 60.9% during the first nine months of 2010.  The Bank adjusts its level of daily borrowing and short term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility with its primary correspondent bank.

Accrued Interest Payable and Other Liabilities

Accrued interest payable and other liabilities decreased $6.1 million or 42.4% during the first nine months of 2010.  The change is primarily due to a decrease in tax liabilities that were initially realized due to the Acquisition in October of 2009.  The tax liabilities have decreased as estimated tax payments have been made during 2010.

Capital Resources

Total stockholders’ equity increased $1.9 million or 1.6% during the first nine months of 2010.  The Corporation posted net income of $12.6 million, paid $8.0 million in dividends and declared $2.7 million of additional dividends during the first nine months of 2010.

Federal banking regulatory agencies have established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities.  As of September 30, 2010 the Bank’s Tier 1 leverage ratio was

10.81% compared to 10.93% at December 31, 2009.  The leverage ratio declined from December 31, 2009 levels as the Acquisition in October of 2009 was fully reflected in average assets during the current period.  Tier 1 risk-based capital ratios were 15.01% at September 30, 2010 and 14.53% at December 31, 2009.  The increase in the Tier 1 risk-based capital ratio was due to a decrease in total risk-based assets and an increase in capital through retained earnings.  As of September 30, 2010 the Bank’s total risk based capital ratio was 16.10% compared to 15.30% at December 31, 2009.  The increase in the Tier 1 risk-based capital ratio was due to a decrease in total risk-based assets as well as an increase in capital through both retained earnings and a higher loan loss reserve.

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

Nonperforming Assets and ALL

Non-performing loans were $35.3 million at September 30, 2010 compared to $33.8 million at December 31, 2009 and $11.7 million at September 30, 2009.  There continued to be significant activity in the Bank’s non-performing loans as many of those loans moved to Other Real Estate Owned (“OREO”) but were replaced by new non-performing loans.  The $23.6 million increase compared to September 30, 2009 was primarily due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past two years.

The carrying value of OREO was $4.5 million at September 30, 2010 compared to $4.7 million at December 31, 2009 and $2.9 million at September 30, 2009.  Thirty-nine properties remain in OREO at September 30, 2010, of which twenty-five were single family homes representing $3.0 million of the total carrying value.  OREO balances decreased during the first nine months of 2010 as fifty-eight properties were sold during the period compared to fifty-one properties that were moved into OREO during the period.  The increase during the fourth quarter of 2009 was primarily due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past two years.  The Bank’s goal is to minimize the delay in liquidation of OREO properties.  As a result of the Acquisition, management estimates it will continue to foreclose and liquidate a significant number of properties in 2010.  Management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses on such liquidations.

The ALL increased $2.5 million or 41.1% during the first nine months of 2010.  A $4.1 million provision for loan loss was charged to earnings for the nine months ended September 30, 2010.  In addition, a total of $2.6 million of loans were charged-off during the first nine months of 2010, which was partially offset by $1.0 million in recoveries during the period on loans that had been previously charged-off.  The Bank’s charge-offs and the corresponding provision for loan losses reflect activity on acquired loans as well as the adverse effects of the continuing recession.

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	September 30, 2010	December 31, 2009
Balance of ALL at beginning of period	$ 6,034	$ 5,945
Total loans charged-off	(2,668)	(3,740)
Total recoveries	1,019	123
Net loans charged-off	(1,649)	(3,617)
Additions to allowance charged to expense	4,130	3,706
Balance of ALL at end of period	$ 8,515	$ 6,034

Total Loans	$ 767,392	$ 787,880
Total nonperforming loans(1)	$ 21,003	$ 15,328
Ratio of nonperforming loans to total loans	2.74%	1.95%
Ratio of ALL to total nonperforming loans	40.54%	39.37%
Ratio of net loans charged-off during the period to average loans outstanding (2)	0.28%	0.57%
Ratio of ALL to total loans	1.11%	0.77%

(1) This amount excludes purchased credit-impaired loans.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date includes estimates of credit losses.

(2) September 30, 2010 net loans charged-off have been annualized.

Liquidity

The ability to provide the necessary funds for the Bank’s day-to-day operations depends on a sound liquidity position.  Management monitors the Bank’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in these products.  Management believes that these efforts will help the Bank to not only retain these deposits, but to encourage continued deposit growth.  The Bank has the ability to borrow up to $75.0 million in federal funds purchased, and has an additional $111.8 million available for short-term liquidity through the Federal Reserve Bank Discount window.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the three-month periods ended September 30, 2010 and September 30, 2009.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended
	September 30,
	2010	2009
Net income	$ 3,754	$ 2,240
Earnings per share	$ 0.42	$ 0.25
Cash dividends per share	$ 0.30	$ 0.27

Return on average assets	1.38%	1.14%
Return on average equity	12.27%	8.16%
Efficiency ratio, as reported(1)	58.76%	66.17%

(1)

Non-interest expense divided by the sum of net interest income plus non-interest income.

The Corporation posted net income of $3.8 million for the third quarter of 2010, an increase of $1.5 million or 67.6% compared to the third quarter of 2009.  Earnings per share increased to $0.42 for the three months ended September 30, 2010 compared to $0.25 for the same period in 2009.

The quarterly results were significantly impacted by the Acquisition.  The purchase accounting related to the Acquisition resulted in additional pre-tax income of $3.1 million during the third quarter of 2010.  Loan discount accretion and non-accretable loan discounts taken into income accounted for $2.8 million of this total.  This income was partially offset by an increase in the provision for loan losses of $0.8 million, largely due to write-downs of acquired loans.  Operating income during the third quarter of 2010 compared to 2009 was also positively effected by enhanced core income from the Acquired Bank, and was partially offset by higher regulatory compliance expenses and increased loan collection expenses.

Interest Income

Total interest income on loans increased $5.3 million or 58.3% in the third quarter of 2010 compared to the third quarter of 2009.  The purchase accounting related to the Acquisition included $2.5 million in loan discount accretion during the third quarter of 2010.  Management expects loan discount accretion to have a significant impact during 2010 but decline in future years as loans in the Acquired Bank’s loan portfolio continue to amortize, mature, renew or pay off.  The remaining year-to-year increase in interest income on loans was due primarily to the increased volume from the Acquisition.  Interest income on loans for the third quarter of 2010, excluding loan discount accretion of $2.5 million, increased by $2.8 million compared to same period in 2009.  The majority of the increase was due to increased loan volume, as average loans increased $173.4 million or 29.0% for the quarter ended September 30, 2010 compared to average loans during the third quarter of 2009 largely as a result of the Acquisition.  In addition to increased loan volume, loan yields increased 8 basis points to 6.11% for the third quarter of 2010 compared to 6.03% for the third quarter of 2009 as the acquired loan portfolio had higher interest rate yields than the Bank’s legacy portfolio.  Including the $2.5 million of interest income related to loan accretion discount, loan yields increased 140 basis points to 7.40% for the third quarter of 2010 compared to 6.00% for the third quarter of 2009.

Interest income on investment securities on a tax-equivalent basis increased $0.1 million or 12.6% for the third quarter of 2010 compared to the third quarter of 2009.  This change is the net result of an increase in the average amount of U. S. government sponsored agency, municipal security investments and fed funds sold of $116.2 million offset by a decrease of 142 basis points in the average tax equivalent yield on the investment securities to 2.13% during the third quarter of 2010 compared to 3.55% in the same period of 2009.

Interest Expense

Interest expense for the three months ended September 30, 2010 decreased $0.4 million or 22.9%, compared to the same period in 2009.  Interest expense in the third quarter of 2010 was reduced by $0.5 million of deposit premium amortization due to the purchase accounting related to the Acquisition. The deposit premium amortization will continue into the fourth quarter of 2010, at which point it will be fully amortized.  Excluding the premium amortization, interest expense would have increased by $0.1 million due to increased volume from the Acquisition and core deposit growth, which was partially offset by declining interest rates.  Average interest-bearing liabilities increased $243.7 million to $798.5 million for the third quarter of 2010 compared to $554.8 million for the third quarter of 2009 due primarily to the Acquisition.  The increase in volume was offset by a decrease of 34 basis points in the average yield on interest-bearing liabilities to 0.88% during the third quarter of 2010 compared to 1.22% in the third quarter of 2009.  Including the $0.5 million of premium amortization, the average yield on interest-bearing liabilities decreased 57 basis points to 0.65% during the third quarter of 2010 compared to 1.22% in the same period of 2009.

Net Interest Margin

The tax-equivalent net interest margin for the three months ended September 30, 2010 was 5.61% compared to 4.66% for the three months ended September 30, 2009.  Excluding the purchase accounting related to the Acquisition (including $2.5 million of interest income and a reduction of interest expense of $0.5 million), the tax-equivalent net interest margin for the three months ended September 30, 2010 would have been 4.45% compared to 4.66% for the three months ended September 30, 2009.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS

(Dollars in Thousands)

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$ 771,573	$ 14,280	7.40%	$ 598,145	$ 9,020	6.03%
Taxable investment securities	134,735	708	2.10%	71,134	640	3.60%
Non-taxable investment
Securities(2)	46,234	586	5.07%	40,161	526	5.24%
Federal funds sold	67,400	26	0.15%	20,913	6	0.11%
Total Interest Earning Assets	$ 1,019,942	$ 15,600	6.12%	$ 730,353	$ 10,192	5.58%
Noninterest earning assets:
Other assets	67,372			58,663

TOTAL ASSETS	$ 1,087,314			$ 789,016

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
LIABILITIES AND EQUITY
Interest-earning liabilities:
Transaction accounts	$ 233,333	$ 202	0.35%	$ 166,776	$ 228	0.55%
Money market	159,392	326	0.82%	96,987	336	1.39%
Savings deposits	168,570	130	0.31%	141,976	148	0.42%
Other time deposits	235,839	644	1.09%	148,103	974	2.63%
Short-term borrowings	1,410	-	0.00%	956	-	0.00%
Total interest-bearing liabilities	798,544	1,302	0.65%	554,798	1,686	1.22%
Noninterest bearing liabilities:
Demand deposits	157,107			121.496
Other	9,276			2,966
Stockholders’ equity	122,387			109,756
Total liabilities and
stockholders’ equity	$ 1,087,314			$ 789,016
Net interest earnings and interest
rate spread(3)		$ 14,298	5.47%		$ 8,506	4.37%

Net interest margin(4)			5.61%			4.66%

(1)

The average loan balances and rates include non-accrual loans.

(2)

The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(3)

Interest rate spread represents the difference between the average yield earned on average interest-earning assets for the period and the average  rate of interest accrued on average interest-bearing liabilities for the period and is represented on a tax-equivalent basis.

(4)

Net interest margin represents net interest income for a period dividend by average interest-earning assets for the period and is represented on a tax-equivalent basis.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

For the three months ended
September 30, 2010 and 2009
Increase (Decrease) Due to

Interest earned on:	Volume	Rate (1)	Net
Loans	$ 2,615	$ 2,645	$ 5,260
Taxable investment securities	572	(504)	68
Nontaxable investment securities	80	(20)	60
Federal funds sold	13	-	20

Total interest-earning assets	$ 3,280	$ 2,128	$ 5,408

Transaction Accounts	$ 91	$ (117)	$ (26)
Money Market	216	(226)	(10)
Savings	28	(46)	(18)
Other Time	577	(907)	(330)

Total interest-bearing liabilities	$ 912	$ (1,296)	$ (384)

Increase in net interest income			$ 5,792

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a provision for loan loss (“PLL”) of $1.4 million during the three months ended September 30, 2010 compared to $0.6 million during the same period in 2009.  The PLL related to the acquired loans included $0.5 million based on management’s estimate of losses inherent in the portfolio of non-credit impaired loans that were renewed during the quarter and no change due to the subsequent decrease in expected cash flows on credit impaired loans during the quarter.  The PLL during the period is also influenced by the amount of charge-offs and recoveries that impact the ALL during the period.

Noninterest Income

Noninterest income for the three months ended September 30, 2010 increased $0.4 million or 10.4% compared to the same period in 2009.  Noninterest income included $0.3 million of non-accretable discount recorded to income as part of the purchase accounting related to the Acquisition.  This income is related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were paid or charged off during the quarter.  The $0.3 million represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly as it is dependent on the difference between expected future cash flows and the acquisition accounting fair value discounts applied to the loans specifically impaired.  In addition, service charges on deposits increased $0.1 million or 3.4% during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the increased number of deposit relationships resulting from the Acquisition.

Noninterest Expense

Noninterest expense increased $2.7 million or 35.2% during the three months ended September 30, 2010 compared to the same period in 2009.  There were significant increases across many expense categories largely related to the Acquisition as well as normal increases in the cost of doing business.  In addition, core deposit intangible amortization of $0.1 million was recognized in the third quarter of 2010 as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next eight years.

Income Taxes

Income tax expense for the third quarter of 2010 was $2.2 million compared to $1.2 million for the third quarter of 2009.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 37.0% for the third quarter of 2010 compared to 34.3% during the third quarter of 2009.  The increase in the effective tax rate in 2010 was due to the significant increase in pre-tax income which resulted in moving into a higher statutory tax bracket and reducing the impact of tax exempt investment income.

Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009

The following table sets forth our consolidated results of operations and related summary information for the nine month period ended September 30, 2010 and September 30, 2009.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2010	2009
Net income	$ 12,629	$ 7,309
Earnings per share	$ 1.42	$ 0.82
Cash dividends per share	$ 0.90	$ 0.81

Return on average assets	1.55%	1.26%
Return on average equity	13.79%	8.90%
Efficiency ratio, as reported(1)	56.54%	64.98%

(1)

Noninterest expense divided by the sum of net interest income plus noninterest income.

The Corporation posted net income of $12.6 million for the first nine months of 2010, an increase of $5.3 million or 72.8% compared to the first nine months of 2009.  Earnings per share increased to $1.42 for the nine months ended September 30, 2010 compared to $0.82 for the same period in 2009.

The year-to-date results were significantly impacted by the Acquisition.  The purchase accounting related to the Acquisition resulted in additional pre-tax income of $10.5 million during the first three quarters of 2010.  Loan discount accretion and non-accretable loan discounts taken into income accounted for $9.6 million of this total.  This income was partially offset by an increase in the PLL of $2.9 million, largely due to write-downs of acquired loans.  Operating income during the nine months of 2010 compared to 2009 was also positively effected by enhanced core income from the Acquired Bank, and was partially offset by slower mortgage refinancing activity, higher regulatory compliance expenses and increased loan collection expenses.

Interest Income

Total interest income on loans increased $16.7 million or 61.7% in the first nine months of 2010 compared to the first nine months of 2009.  The purchase accounting related to the Acquisition included $8.0 million in loan discount accretion during the first nine months of 2010.  Management expects loan discount accretion to have a significant impact during 2010, but decline in future years as loans from the Acquired Bank’s loan portfolio continue to amortize, mature, renew or pay off.  The remaining year-to-year increase in interest income on loans was primarily due to the increased volume from the Acquisition.  Interest income on loans for the first nine months of 2010, excluding loan discount accretion of $8.0 million, increased by $8.7 million compared to same period in 2009.  The majority of the increase was due to increased loan volume, as average loans increased $178.4 million or 29.8% for the nine months ended September 30, 2010 compared to average loans during the first nine months of 2009 largely as a result of the Acquisition.  In addition to increased loan volume, loan yields increased 12 basis points to 6.14% for the first nine months of 2010 compared to 6.02% for the first nine months of 2009 as the acquired loan portfolio had higher interest rate yields than the Bank’s legacy portfolio.  Including the $8.0 million of interest income related to loan discount accretion, loan yields increased 148 basis points to 7.50% for the first three quarters of 2010 compared to 6.02% for the same period in 2009.

Tax-equivalent interest income on investment securities increased $1.2 million or 33.8% for the first nine months of 2010 compared to the first nine months of 2009.  This change is the net result of an increase in the average amount of U. S. government sponsored agency, municipal security investments and fed funds sold of $119.5 million offset by a decrease of 138 basis points in the average tax equivalent yield on the investment securities to 2.74% during the first nine months of 2010 compared to 4.12% in the same period in 2009.

Interest Expense

Interest expense decreased $1.0 million or 18.5% during the nine months ended September 30, 2010 compared to the same period in 2009.  Interest expense in the first nine months of 2010 was reduced by $1.4 million of deposit premium amortization due to the purchase accounting related to the Acquisition. The deposit premium amortization will continue into the fourth quarter of 2010, at which point it will be fully amortized.  Excluding the deposit premium amortization, interest expense would have increased by $0.4 million due to increased volume from the Acquisition and core deposit growth, which was partially offset by declining interest rates.  Average interest-bearing liabilities increased $261.8 million to $802.1 million for the nine months ended September 30, 2010 compared to $540.3 million for the first nine months of 2009.  The increase in volume was offset by a decrease of 35 basis points in the average yield on interest-bearing liabilities to 0.93% during the first three quarters of 2010 compared to 1.28% in the first three quarters of 2009.  Including the $1.4 million of premium amortization, the average yield on interest-bearing liabilities decreased 58 basis points to 0.70% during the first nine months of 2010 compared to 1.28% in the same period of 2009.

Net Interest Margin

The tax-equivalent net interest margin for the nine months ended September 30, 2010 was 5.83% compared to 4.75% for the nine months ended September 30, 2009.  Excluding the purchase accounting related to the Acquisition (including $8.0 million of interest income and a reduction of interest expense of $1.4 million), the tax-equivalent net interest margin for the nine months ended September 30, 2010 would have been 4.61% compared to 4.75% for the nine months ended September 30, 2009.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS

(Dollars in Thousands)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$ 777,643	$ 43,751	7.50%	$ 599,197	$ 27,057	6.02%
Taxable investment securities	153,148	3,094	2.69%	67,177	2,049	4.07%
Non-taxable investment
Securities(2)	45,599	1,739	5.08%	39,064	1,585	5.41%
Federal funds sold	38,614	46	0.16%	11,644	11	0.13%
Total Interest Earning Assets	$ 1,015,004	$ 48,630	6.39%	$ 717,082	$ 30,702	5.71%
Noninterest earning assets:
Other assets	71,070			57,362

TOTAL ASSETS	$ 1,086,074			$ 774,444

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
LIABILITIES AND EQUITY
Interest-earning liabilities:
Transaction Accounts	$ 253,267	$ 675	0.36%	$ 161,717	$ 728	0.60%
Money Market	148,425	993	0.89%	89,826	917	1.36%
Savings Deposits	163,372	391	0.32%	136,034	443	0.43%
Other Time Deposits	235,395	2,166	1.23%	144,963	3,064	2.82%
Short-term borrowings	1,640	1	0.08%	7,780	30	0.51%
Total interest-bearing liabilities	802,099	4,226	0.70%	540,320	5,182	1.28%
Noninterest bearing liabilities:
Demand deposits	152,354			121,574
Other	9,523			3,089
Stockholders’ equity	122,098			109,461
Total liabilities and
stockholders’ equity	$ 1,086,074			$ 774,444
Net interest earnings and interest
rate spread(3)		$ 44,404	5.69%		$ 25,520	4.43%

Net interest margin(4)			5.83%			4.75%

(1)

The average loan balances and rates include non-accrual loans.

(2)

The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(3)

Interest rate spread represents the difference between the average yield earned on average interest-earning assets for the period and the average rate of interest accrued on average interest-bearing liabilities for the period and is represented on a tax equivalent basis.

(4)

Net interest margin represents net interest income for a period divided by average interest-earning assets for the period and is represented on a tax equivalent basis.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the nine months ended September 30, 2010 and 2009
	Increase (Decrease) Due to

Interest earned on:	Volume	Rate(1)	Net
Loans	$ 8,058	$ 8,636	$ 16,694
Taxable investment securities	2,622	(1,577)	1,045
Nontaxable investment securities	266	(111)	155
Federal funds sold	26	10	35

Total interest-earning assets	$ 10,971	$ 6,958	$ 17,929

Interest paid on:
Transaction Accounts	$ 413	$ (465)	$ (53)
Money Market	599	(522)	77
Savings	89	(141)	(52)
Other Time	1,912	(2,810)	(898)
Short-term borrowings	(24)	(5)	(29)

Total interest-bearing liabilities	$ 2,988	$ (3,943)	$ (955)

Increase in net interest income			$ 18,884

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a PLL of $4.1 million during the nine months ended September 30, 2010 compared to $1.3 million during the same period in 2009.  The PLL related to the acquired loans included $2.1 million based on management’s estimate of losses inherent in the portfolio of non-credit impaired loans that were renewed during the first three quarters and $0.7 million due to the subsequent decrease in expected cash flows on credit impaired loans during the same period.  The PLL for the period is also influenced by the amount of charge-offs and recoveries that impacted the ALL during the period.

Noninterest Income

Noninterest income increased $1.4 million or 13.2% during the nine months ended September 30, 2010 compared to the same period in 2009.  The increase was primarily caused by three factors.  Noninterest income included an increase of $1.7 million in non-accretable discount recorded to income as part of the purchase accounting related to the Acquisition.  This is income related to loans acquired in the Acquisition that were specifically identified as credit impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were paid or charged off during the quarter.  The $1.7 million represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly as it is dependent on the difference between expected future cash flows received and the acquisition accounting fair value discounts applied to the loans specifically impaired.  Gains on the sale of OREO properties increased $0.4 million during the first nine months of 2010 compared to the same period in 2009 due to increased activity as a result of the Acquisition and current economic conditions.  Service charges on deposits also increased $0.3 million or 4.5% during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the increased number of deposit relationships resulting from the Acquisition.  The increases discussed above were offset by declining mortgage refinancing activity, resulting in reduced mortgage banking revenue and fewer gains on sales of loans in the secondary market, which collectively decreased $1.0 million or 51.4% during the first nine months of 2010 compared to the same period of 2009.

Noninterest Expense

Noninterest expense increased $8.4 million or 36.4% during the nine months ended September 30, 2010 compared to the same period in 2009.  There were significant increases across many expense categories largely resulting from the Acquisition as well as normal increases in the cost of doing business.  Regulatory agency assessments increased significantly from $0.9 million for the first three quarters of 2009 to $2.0 million for the same period in 2010 due to an increase in average deposits due to the Acquisition and increased assessment rates.  The Bank also incurred Acquisition-related expenses of $0.4 million in the first nine months of 2010, primarily related to professional fees and severance payments.  In addition, core deposit intangible amortization of $0.4 million was recognized in the first three quarters of 2010 as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next eight years.

Income Taxes

Income tax expense for the first nine months of 2010 was $7.5 million compared to $3.9 million for the first nine months of 2009.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 37.4% for the first three quarters of 2010 compared to 34.8% during the same period in 2009.  The increase in the effective tax rate in 2010 was due to the significant increase in pre-tax income which resulted in moving into a higher statutory tax bracket and reducing the impact of tax exempt investment income.

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At September 30, 2010, the Bank’s loan-related commitments, including standby letters of credit and financial guarantees, totaled $110.6 million.  During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to continue to be sufficient to meet the cash requirements of its lending activities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The 2009 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4T - CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of September 30, 2010 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The legislation charges the federal banking agencies, including the Federal Reserve and the FDIC with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies.  The Dodd-Frank Act also authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of increased minimum leverage and risk-based capital requirements for insured depository institutions.  In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by the Bank.

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

ITEM 6 – EXHIBITS

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

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI CITY BANKSHARES CORPORATION

DATE: November 15, 2010 Ronald K. Puetz President, Chief Executive Officer (Principal Executive Officer)	/s/ Ronald K. Puetz

DATE: November 15, 2010 Frederick R. Klug Senior Vice President (Chief Financial Officer)	/s/ Frederick R. Klug

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