Form 10-K
period 2010-12-31
TRI CITY BANKSHARES CORP
filed 2011-03-23
CIK 313337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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
Yes  [   ]  No  [ X ]

As of June 30, 2010, the aggregate market value of the shares held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $65,199,859.  As of March 18, 2011, 8,904,915 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated in

Annual report to shareholders for fiscal year ended December 31, 2010	Parts II and IV
Proxy statement for annual meeting of shareholders to be held on June 8, 2011	Part III

Form 10-K Table of Contents

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	22
Item 11	Executive Compensation	22
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13	Certain Relationships and Related Transactions, and Director Independence	22
Item 14	Principal Accountant Fees and Services	22

PART IV

Item 15	Exhibits and Financial Statement Schedules	23
	Signatures	27

PART I

Item 1.	BUSINESS

THE REGISTRANT

Tri City Bankshares Corporation (the “Registrant”), a Wisconsin corporation, was organized in 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the “Bank”).  The Bank is a wholly owned subsidiary of the Registrant.

At December 31, 2010, the Registrant had total assets of $1.1 billion and total stockholders’ equity of $114.3 million.

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

The Bank provides a full range of consumer and commercial banking services to individuals and businesses.  The basic services offered include demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, savings bonds and secured and unsecured consumer, commercial, installment, real estate and mortgage loans.  The Bank offers automated teller machine (“ATM”) services and debit cards.  In addition, the Bank maintains an investment portfolio consisting primarily of U.S. government sponsored agency and state and political subdivision securities.

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

LENDING ACTIVITIES

The Bank offers a range of lending services including secured and unsecured consumer, commercial, installment, real estate and mortgage loans to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area.  The Bank’s total loans as of December 31, 2010 were $746.8 million, or approximately 65.4% of total assets.  Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, the cost and availability of funds and government policy.

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

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities.  The majority of the Bank’s deposits are generated from the Bank’s market area.  Generally, the Bank attempts to maintain the rates paid on deposits at a competitive level in its market area.  The Bank considers the majority of its regular savings, investor checking, demand, NOW and money market deposit accounts (which comprised 79.3% of the Bank’s total deposits at December 31, 2010) to be core deposits.  Approximately 20.7% of the Bank’s deposits at December 31, 2010 were certificates of deposit (“CDs”).  CDs of $100,000 and over made up approximately 41.7% of the Bank’s total CDs at December 31, 2010.    For additional information regarding the Bank’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management” and Note 12 of Notes to Consolidated Financial Statements, both of which are contained in the Registrant’s 2010 Annual Report to Shareholders (“2010 Shareholder Report”), which discussion is incorporated by reference in Item 8 below.

INVESTMENTS

The Bank invests a portion of its assets in obligations of U.S. government-sponsored entities, (the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank), state, county and municipal obligations and federal funds (“Fed Funds”) sold.  While the Federal Home Loan Bank is a U.S. government sponsored entity, the Bank’s investments in Federal Home Loan Bank securities are not guaranteed by the U.S. Government.  The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  For further information regarding the Registrant’s investment portfolio, see Note 5 of Notes to Consolidated Financial Statements in the 2010 Shareholder Report, incorporated by reference in Item 8 below.

SUPERVISION AND REGULATION

The Registrant and the Bank are subject to extensive supervision and regulation by federal and state agencies.  The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on the Registrant’s business.  This discussion is qualified in its entirety by reference to such regulations and statutes.

Bank Holding Company

The Registrant is a legal entity separate and distinct from its subsidiaries and affiliated companies.  As a registered bank holding company, the Registrant is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The FDIC/Depository Insurance Fund.  The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and subject to premium assessments to maintain the DIF.

The FDIC uses a risk-based assessment system that imposes insurance premiums on a four-tier risk matrix based upon a bank’s capital level and supervisory, or CAMELS, rating.  On February 27, 2009, the FDIC adopted a final rule that changes the way its assessment system differentiates risk and changes assessment rates beginning April 1, 2009.  The Bank is currently in the lowest risk category and pays deposit assessments ranging from 12 to 14 cents per $100 of assessable deposits.  The FDIC also imposed an emergency special assessment of 20 cents per $100 of assessable deposits on all insured institutions on June 30, 2009, which was collected on September 30, 2009.  The FDIC is also permitted to impose an emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance. On November 12, 2009, the FDIC issued new assessment regulations that required FDIC-insured institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  While the Bank’s full prepayment was made in December 2009, the quarterly amounts will not be reflected as a charge against earnings until the periods to which they apply.

The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective on October 3, 2008.  On May 20, 2009, the FDIC extended this increased insurance level of $250,000 per depositor through December 31, 2013.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permanently increased the FDIC insurance coverage to $250,000 per depositor.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (“TAGP”), which provided full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agreed to participate in the program.  The unlimited coverage applied to all personal and business checking deposit accounts that did not earn interest (including demand deposit accounts), low-interest NOW accounts (NOW accounts that could not earn more than 0.25% interest), Official Items and IOLTA accounts.  A 10-basis point surcharge was added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.  The Bank elected to participate in the TAGP.  This unlimited insurance coverage was temporary and was originally scheduled to expire on December 31, 2009.  On August 26, 2009, the FDIC extended the TAGP through June 30, 2010 and it was again extended through December 31, 2010.  The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue in the TAGP.  The Bank elected to continue to participate in the TAGP through December 31, 2010.  On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance to noninterest-bearing transaction deposit accounts and IOLTA accounts through January 1, 2013.  The unlimited FDIC insurance does not apply to accounts earning any level of interest with the exception of IOLTA accounts.  This unlimited FDIC insurance coverage applies to all applicable deposits at any FDIC-insured financial institution.  Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.  This change is expected to lower the Bank’s FDIC insurance premiums.

The FDIC may terminate insurance coverage upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

The Dodd-Frank Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law, which resulted in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

Federal Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until December 31, 2012. The Dodd-Frank Act also changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. Because the Bank has under $10 billion in total assets, however, the OCC will still continue to examine it at the federal level for compliance with such laws.

•

Interest on Demand Deposit Accounts. The Dodd-Frank Act repeals the prohibition on the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

•

Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

The Registrant expects that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implement by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Registrant’s business activities, require changes to certain of its business practices, impose upon it more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect its business. These changes may also require the Registrant to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Both the Registrant and the Bank were “well capitalized” under applicable regulatory guidelines as of both December 31, 2010 and 2009. Additional information regarding the Registrant’s and the Bank’s capital requirements and ratios can be found in Note 19 of the Notes to the Consolidated Financial Statements which are contained in the Registrant’s Annual Shareholders Report and incorporated by reference in Item 8, below.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and assigned ratings.  As of December 31, 2010, the most recent performance evaluation by the OCC (conducted in February 2006) resulted in an overall rating of “satisfactory” for the Bank.

Emergency Economic Stabilization Act of 2008

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress.  Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by  the U.S. Treasury of certain troubled assets from financial institutions (the “Troubled Asset Relief Program” or “TARP”) and the direct purchase by the U.S. Treasury of equity of healthy financial institutions (the “Capital Purchase Program” or “CPP”).  The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor, which has now been made permanent under the Dodd-Frank Act as discussed above.

Among other programs and actions taken by the U.S. regulatory agencies under EESA, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system.

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

The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions.  The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA.  The TAGP coverage became effective on October 14, 2008 and continued for participating institutions through December 31, 2010.  The Bank participated in the TAGP.  Under the Dodd-Frank Act, this unlimited coverage was extended for non-interest bearing transaction accounts and IOLTA accounts for all federally-insured financial institutions through January 1, 2014.

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

For well over a decade, the banking industry has been undergoing a restructuring process that is contributing to greater competition within the industry which the Registrant expects to continue for the foreseeable future.  The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

EMPLOYEES

As of December 31, 2010, the Registrant employed 400 full-time employees and 120 part-time employees.  The employees are not represented by a collective bargaining unit.  The Registrant considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

The following statistical information relating to the Registrant and its subsidiaries on a consolidated basis, as required by Guide 3 of the Securities Act Industry Guides, is set forth in the Management’s Discussion and Analysis of Financial Position and Results of Operations (“MD&A”) section of the 2010 Shareholder Report:

(1)

Average Balances and Interest Rates for each of the last three fiscal years;

(2)

Interest Income and Expense Volume and Rate Change for each of the last two years;

(3)

Investment Securities Portfolio Maturity Distribution at December 31, 2010;

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

	(Dollars in Thousands)
	December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans	$23,182	$5,937	$2,930	$2,024	$-
Loans past due 90 days or more	1,433	9,391	5,684	3,703	3,417
Total nonperforming loans(1)	$24,615	$15,328	$8,614	$5,727	$3,417

Ratio of nonaccrual loans to total loans	3.10%	0.75%	0.49%	0.35%	-%
Ratio of nonperforming loans to total loans	3.30%	1.95%	1.44%	0.98%	0.64%

(1)This amount in 2009 and 2010 excludes purchased credit-impaired loans.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date includes estimates of credit losses.

Interest income of $0.2 million was recognized during 2010 on loans that were accounted for on a nonaccrual basis. Additional interest income would have been recognized during 2010 under the original loan terms had these loans not been assigned nonaccrual status.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were sixty-five loans at December 31, 2010 classified as troubled debt restructuring whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  There were three loans classified as troubled debit restructuring at December 31, 2009 and no loans classified as troubled debt restructuring at December 31, 2008.

RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

	Year Ended December 31,
	2010	2009	2008
Percentage of net income to:
Average stockholders’ equity	11.69%	20.16%	10.21%
Average total assets	1.32%	2.67%	1.46%

Percentage of dividends declared per
common share to net income per
common share	149.07%	43.56%	83.99%

Percentage of average stockholders’
equity to daily average total assets	11.26%	13.24%	14.33%

SHORT-TERM BORROWINGS
(Dollars in Thousands)

Information relating to short-term borrowings follows:

	Federal Funds Purchased	Other Short-
	and Securities Sold Under	term
	Agreements to Repurchase	Borrowings
Balance at December 31:
2010	$ -	$ 4,816
2009	-	1,812
2008	-	3,911
Weighted average interest rate at year end:
2010	0.00%	0.00%
2009	0.00%	0.00%
2008	0.00%	0.07%
Maximum amount outstanding at any month’s end:
2010	$ -	$ 4,816
2009	33,384	1,622
2008	24,332	3,911
Average amount outstanding during the year:
2010	$ 235	$ 1,340
2009	4,708	934
2008	4,949	1,488
Average interest rate during the year:
2010	0.35%	0.00%
2009	0.61%	0.00%
2008	1.96%	1.77%

Fed Funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date.  Other short-term borrowings generally mature within 90 days.

AVAILABLE INFORMATION

The Registrant maintains a website at www.tcnb.com.  The Registrant  makes  available  through its  website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-k, and amendments to the reports (“SEC Reports”), as soon as reasonably practicable after the Registrant electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”).  Materials filed by the Registrant with the SEC, can be read and copied at the    SEC public reference rooms located at 450 Fifth Street, N.W. Room 1024, Washington, D.C. 20549 and  500 West Madison Street Suite 1400, Chicago, Illinois 60661.  Please call the SEC at 800-SEC-0330 for further information on the public reference rooms. The Registrant’s SEC filings will also be available to the public on the SEC’s website at http:/www.sec.gov.  The Registrant’s SEC reports can also be accessed through the “About TCNB” link of its website.   The Registrant’s SEC reports can also be accessed through the “About TCNB” link of its website.  The Registrant’s web address is included as an inactive textual reference only and the information thereon shall not be deemed to be incorporated by reference in this Report.  Any reference to an SEC report available on the Registrant’s website is qualified with reference to any later-dated SEC report, regardless of whether such later-dated SEC report is immediately available on the Registrant’s website.

Item 1A.   RISK FACTORS

Cautionary Statements Relating To Forward-Looking Information And Risk Factors.

This Form 10-K Annual Report and the documents and materials incorporated herein, as well as other SEC reports filed by the Registrant, contain forward-looking statements, and the Registrant and its representatives may, from time to time, make written or verbal forward-looking statements. Forward-looking statements relate to developments, results, conditions or other events the Registrant expects or anticipates will occur in the future. The Registrant intends words such as "believes," "anticipates," "plans," "expects" and similar expressions to identify forward-looking statements. Without limiting the foregoing, those statements may relate to future economic or interest rate conditions, loan losses and allowances, loan and deposit growth, new branches and the competitive environment. Forward-looking statements are based on management's then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the following important risk factors that could cause actual results to differ materially from those predicted by the forward-looking statements.

An investment in the Registrant's common stock carries certain risks. Investors should carefully consider the risks described below and other risks, which may be disclosed from time to time in the Registrant's SEC reports, before investing in the Registrant's securities.

The Registrant and the Bank are affected by conditions in the financial markets and economic conditions generally.

The United States economy has been in a downward cycle since the end of 2007, which has been marked by reduced business activity across a wide range of industries and regions.  Many businesses are experiencing serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  In addition, unemployment continues to be significant.

The financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the resulting impact on sub-prime mortgages but has since spread to all mortgage and real estate asset classes.

The economic downturn has also resulted in the failure of a number of prominent financial institutions, resulting in further losses as a consequence of defaults on securities issued by them and defaults under contracts with such entities as counterparties.  In addition, declining asset values, defaults on mortgages and consumer loans, the lack of market and investor confidence and other factors have all combined to cause rating agencies to lower credit ratings and to otherwise increase the cost and decrease the availability of liquidity.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining collateral values.  Although the U.S. government, the Federal Reserve Board, and other regulators took numerous steps in 2008 and 2009 to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations, asset values have continued to decline and access to liquidity continues to be very limited.

Uncertainty in the financial markets could result in lower fair values for investment securities held by the Registrant and the Bank.

The upheaval in the financial markets over the past two years has adversely impacted all classes of securities and has resulted in volatility in the fair values of the Bank’s investment securities.  Issues with credit quality of the securities could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on results of operations.

The Bank may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  The Bank routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose the Bank to credit risk – the risk of a default by a counterparty.  In addition, the Bank’s credit risk may be heightened when the collateral it holds cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of our credit or derivative exposure.  Any such losses could have a material adverse effect on its financial condition and results of operations.

Fluctuating interest rates impact the Bank’s results of operations and equity.

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

Changes in interest rates will also affect the level of voluntary prepayments on the Bank’s loans resulting in the receipt of proceeds that the Bank may have to reinvest at a lower rate than the loan being prepaid. Finally, changes in interest rates can result in the flow of funds away from the banking institutions into investments in U.S. government and corporate securities, and other investment vehicles that, because of the absence of federal insurance premiums and reserve requirements, among other reasons, generally can pay higher rates of return than banking institutions.

The Bank is vulnerable because of the concentration of its business in a limited geographic area, and because of its focus on providing certain types of loan products to small to medium business customers.

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

The Bank operates in a highly regulated environment, which could increase its cost structure or have other negative impacts on its operations.

The Bank is subject to extensive state and federal government supervision, regulation and control.  Existing state and federal banking laws subject the Bank to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of its business.  There can be no assurance that future legislation or government policy will not adversely affect the banking industry or it’s the Bank’s operations to the advantage of its non-bank competitors.  In addition, economic and monetary policy of the Federal Reserve Board may increase its cost of doing business and affect its ability to attract deposits and make loans.  The techniques used by the Federal Reserve Board include setting the reserve requirements of banks and establishing the discount rate on bank borrowings. The policies of the Federal Reserve Board have a direct effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon.

Recent legislative and regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on the Bank and the Registrant.

In response to the recent financial market crisis, the United States government, specifically the U.S. Treasury, the Federal Reserve Board and the FDIC, working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under EESA.  EESA followed, and has been followed by, numerous actions by the Federal Reserve Board, United States Congress, Department of Treasury, FDIC, SEC and others to address the current liquidity and credit crisis.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks, the lowering of the Fed Funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the financial sector.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system.  However, there can be no assurance as to the actual impact the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced by some institutions, and they may not have the desired effects.  Partly in response to the programs described above, the Dodd-Frank Act was enacted in July 2010.  Some provisions of the Dodd-Frank Act were effective immediately, while others are becoming effective in stages.  Many of the provisions require governmental agencies to implement rules over varying periods between six and 18 months after enactment (between January 2011 and January 2012).  These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices.  These rules will, for example, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than those required for insured depository institutions.  The Registrant cannot predict the substance or impact of pending or future legislation or regulation.  Compliance with such legislation or regulation may, among other effects, significantly increase the Registrant’s costs, limit its product offerings and operating flexibility, require significant adjustments in its internal business process, and possibly require it to maintain its regulatory capital at levels above historical practices.

There can be no assurance as to the actual impact that the Dodd-Frank Act and other programs will continue to have on the financial markets, including credit availability.  The failure of the Dodd-Frank Act or other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Registrant’s business, financial condition, results of operations, access to credit or the trading price of its stock.

The U.S. Treasury is currently implementing additional programs to further alleviate the ongoing financial crisis.  There can be no assurance that the Bank will be able or, if able, elect to participate in future programs.  If the Bank does not participate in any such programs, it may have a material adverse effect on its competitive position, financial condition and results of operations.

The Bank is subject to increases in FDIC insurance premiums, a one-time special assessment by the FDIC and a requirement to prepay premiums to the FDIC.

Effective January 1, 2007, the FDIC adopted a risk-based system for assessment of deposit insurance premiums under which all institutions are required to pay at least minimum annual premiums.  In addition, in an effort to replenish the DIF in the wake of the recent increase in bank failures in the United States, the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments beginning in the first quarter of 2009.  The system categorizes institutions into one of four risk categories depending on capitalization and supervisory rating criteria.  Further, in February 2009, the FDIC issued an interim rule to impose a special one-time 20 bps assessment against all financial institutions in the second quarter of 2009 that was payable in the third quarter of 2009.

In addition, on November 12, 2009, the FDIC issued new assessment regulations that required FDIC-insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base is being changed from total deposits to total assets less tangible equity.  In addition, the FDIC is revising the deposit insurance assessment rates down.  The changes will become effective April 1, 2011.  The new initial base assessment rates range from 5 to 9 basis points for Category I banks to 35 basis points for Category IV banks.  Category II and III banks will have an initial base assessment rate of 14 and 23 basis points, respectively.  The Bank expects that the new rates and assessment base will reduce its current FDIC insurance assessments.  However, if the risk category of the Bank changes adversely, its FDIC insurance premiums could rise.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels.  An increase in the assessment rates could have an adverse effect on the Bank’s earnings.  The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

If the Bank has significant loan losses, it would need to further increase its allowance for loan losses and its earnings would decrease.

The Bank’s loan customers may not repay their loans according to their terms, and the collateral securing the repayment of these loans may be insufficient to assure repayment.  The risk of nonpayment of loans is inherent in commercial banking and such nonpayment, if it occurs, may have a material adverse effect on the Registrant’s results of operations and overall financial condition. Management attempts to minimize its credit exposure by carefully monitoring the concentration of its loans within specific industries and through prudent loan underwriting and approval procedures, including a determination of the creditworthiness of borrowers and the value of the assets serving as collateral for repayment of certain loans.  However, there can be no assurance that such monitoring and procedures will reduce the Bank’s lending risks.

If the Bank has underestimated its allowance for loan losses, it may have to take additional charges to income to restore the balance in the allowance.

The Bank makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors.  The Bank’s allowance for loan losses is established by management and is maintained at a level considered adequate by management to absorb loan losses that are probable and inherent in the Bank’s portfolio.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and such losses may exceed current estimates.  Although the Bank’s management believes that the allowance for loan losses as of the end of each fiscal quarter is adequate to absorb probable and estimatible losses in its portfolio of loans, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

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

Non-performing loans at December 31, 2010 were $24.6 million, compared to $15.3 million at December 31, 2009, excluding purchased credit impaired loans.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the Acquisition Date includes estimates of credit losses.  Management believes that the recent increase in non-performing loans is a result of normal business fluctuations and the downturn in the real estate loan market and the U.S. and local economies in general.  No assurance can be given that non-performing loans will not increase in the future or that the bank’s allowance for loan losses will be sufficient to cover any such increases.

The Bank is subject to environmental liability risk associated with collateral securing its real estate lending.

Because a significant portion of its loan portfolio is secured by real property, the Bank from time to time may find it necessary to foreclose on and take title to properties securing such loans.  In doing so, there is a risk that hazardous or toxic substances could be found on those properties.  If such substances are found, the Bank could be held liable for remediation costs, as well as for personal injury and property damage.  The Bank could also be required to incur substantial expenses that could materially reduce the affected property’s value or limit its ability to use or sell the affected property.  In addition, future environmental laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability in such circumstances.  Although the Bank is careful to perform environmental reviews on properties prior to loan closing, such reviews might not detect all environmental hazards.

An increase in the competition in markets the Bank serves could negatively impact financial results.

The financial services industry is highly competitive.  The Bank faces intense competition from financial institutions in its market area and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that are aggressively expanding into markets traditionally served by banks.  Many non-bank competitors are not subject to the same degree of regulation as applies to bank holding companies, federally insured banks and Wisconsin-chartered state banks.  As a result, such non-bank competitors may have advantages over the Bank in providing certain services.  The Bank also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition and resources than we do.  Expanded interstate banking may increase competition from out-of-state banking organizations and other financial institutions.  As a small bank relative to many of its competitors, the Bank may lack the resources to compete effectively in the financial services market.

The Bank may not be able to effectively implement new technology, which could put it at a competitive disadvantage and negatively impact its results.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  The Bank’s future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations.  A number of the Bank’s competitors may have substantially greater resources to invest in technological improvements.  There can be no assurance that the Bank will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Bank’s computer system or otherwise, could severely harm the Bank’s business.

As part of the Bank’s normal course of business it collects, processes and retains sensitive and confidential customer information.  Despite the security measures the Bank has in place, its facilities and systems, and those if its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Bank or its vendors, could severely damage its reputation, expose it to the risk of litigation and liability, disrupt its operations and harm its business.

Shareholders may not be able to liquidate their holdings of Registrant’s common stock when desired.

The trading market for Registrant’s stock is limited and sporadic.  Although the stock is quoted on the over-the-counter bulletin board, shareholders may nevertheless be unable to liquidate their stock quickly or on favorable terms should they desire to do so.

Customers may decide not to use banks to complete their financial transactions, which could result in a loss of income to the Bank.

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

The Registrant’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Registrant’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any failure or circumvention of the Registrant’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its business, financial condition and results of operations.

The Bank relies on the accuracy and completeness of information about customers or counterparties, and inaccurate or incomplete information could negatively impact its financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, the Bank may rely on information provided by such customers and counterparties, including financial statements and other financial information. It may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. The Bank’s and the Registrant’s financial condition and results of operations could be negatively impacted to the extent the Bank relies on financial statements that do not comply with generally accepted accounting principles or that are inaccurate or misleading.

The Registrant may not be able to quickly and successfully assimilate the Acquired Bank’s operations into ours.

Although the Acquisition was completed approximately fourteen months ago and the process of integrating the Acquired Bank’s operations into those of the Bank is ongoing, there can be no assurance that the Bank will not experience unforeseen delays, difficulties or costs that will prevent it from completing the integration process in an efficient manner.  Thus, the Registrant may not realize the full benefits of the Acquisition as quickly as management expected, or at all.

The Bank may have underestimated the potential for losses in the loan portfolio that was acquired in the Acquisition.

The fair value estimates for acquired loans were based on an expected cash flow methodology that considered factors including the type of loan, related collateral, classification status, fixed or variable interest rate, term of loan, whether the loan was amortizing, local market economic conditions and underwriting risk and methodology employed by the Acquired Bank.  In calculating expected cash flows, Bank management made additional assumptions regarding prepayments, the timing of defaults and the loss severity of defaults.  The loan valuations reflect the fact the Acquisition was completed as a whole bank purchase without any loss sharing provision on post acquisition loan losses between the Bank and the FDIC, such that the Bank bears all risk of future loan losses.  The Bank could realize significant future losses if it receives less future cash flows on the acquired loans than were estimated.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

Tri City National Bank has forty-four locations in Southeastern Wisconsin, including Oak Creek, Milwaukee, Brookfield, Menomonee Falls, West Allis, Hales Corners, Wauwatosa, Cedarburg, Sturtevant, South Milwaukee, Racine, Kenosha and Mount Pleasant.  The Bank owns sixteen of its locations and leases twenty-eight locations; the leased locations include twenty-three full service banking centers located in grocery stores.

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

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR AND DIVIDENDS ON COMMON STOCK

Information pertaining to the market price of and dividends on the Registrant’s common equity and related stockholder matters specified in Item 201 of Regulation S-K and required under Item 5(a) of Form 10-K is incorporated herein by reference to the 2010 Shareholder Report under the caption “Market for Corporation’s Common Stock and Related Stockholder Matters” (Page 30).

RECENT SALES OF UNREGISTERED SECURITIES

During the three-year period ended December 31, 2010, the Registrant sold a total of 20,685 unregistered shares of its common stock under its Dividend Reinvestment Plan (“DRIP”) at a per-share price of $19.35 per share and aggregate consideration of approximately $400,000.  The most recent such sale occurred in January 2008 after which the DRIP was terminated.  All of these shares were sold to persons who were shareholders of the Registrant as of the respective dividend record dates who had elected to and participated in the DRIP from time to time.  At the time the DRIP was terminated in January 2008 there were approximately 390 shareholders who were participating in the DRIP.  The shares were issued in lieu of cash dividends that would otherwise have been paid to the participants.

All the shares issued under the DRIP, in excess of the 250,000 shares that were originally registered when the DRIP was established, including the approximately 20,685 shares mentioned above, were offered and sold without registration under the Securities Act of 1933 (“Securities Act”) and no exemption from the registration requirements of the Securities Act may have been available to the Registrant in respect thereof.  If these offerings were held to be in violation of the Securities Act of 1933, the Registrant could be required to repurchase the shares sold to purchasers in these offerings at the original purchase price, plus statutory interest from the date of purchase, less dividends received by purchasers on the shares, for a period of one year following the date of the violation.  The Registrant believes that any liability that could arise out of its sale of securities without registration would not be material, although there can be no assurance to such effect.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant did not repurchase any shares of its common stock during the fourth quarter of 2010.

Item 6.   SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to the 2010 Shareholder Report under the caption "Selected Financial Data" (Page 30).

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

The information required by Item 7 is incorporated herein by reference to the 2010 Shareholder Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 31).

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference to the 2010 Shareholder Report under the caption “Quantitative and Qualitative Disclosures About Market Risk” (Pages 24  to 27).

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to the 2010 Shareholder Report under the caption “Consolidated Financial Statements and Supplementary Data” (Pages 32 to 61).

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

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

The Registrant’s management, with the participation of its CEO and the CFO, conducted an evaluation of the effectiveness of the Registrant’s internal controls over financial reporting as of December 31, 2010 based on the framework and criteria established in Internal Controls – Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that the Registrant’s internal control over financial reporting is effective as of December 31, 2010.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 8, 2011 (“The 2011 Proxy Statement”) under the captions entitled "Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance”.

The Registrant has a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  Copies of the Registrant’s Code of Ethics are available upon request, free of charge, by contacting the Registrant at 6400 South 27th Street, Oak Creek, Wisconsin, 53154.

Item 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the 2011 Proxy Statement under the caption entitled “Executive Compensation”.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the 2011 Proxy Statement under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the 2011 Proxy Statement under the caption entitled “Loans and Other Transactions with Management”.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the 2011Proxy Statement under the caption entitled “Principal Accountant Fees and Services”.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2) Financial statements and financial statement schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(3)

Listing of Exhibits

Exhibit 2.1 -

Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of the Bank of Elmwood, Racine, Wisconsin, the Federal Deposit Insurance Corporation and Tri City National Bank, dated as of October 23, 2009 (incorporated herein by reference to Exhibit 2.1 to Registrant’s current report on Form 8-K filed October 28, 2009)

 Exhibit 3.1 -

Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s current report on Form 8-K filed February 12, 2003)

Exhibit 3.2 -

By-Laws (incorporated herein by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit 10.1* -

Summary of compensation arrangements with certain persons

Exhibit 10.2* -

Summary of director compensation

Exhibit 10.3* -

Summary of executive bonus arrangements

Exhibit 10.4

Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of the Bank of Elmwood, Racine, Wisconsin, the Federal Deposit Insurance Corporation and Tri City National Bank, dated as of October 23, 2009 (incorporated herein by reference to Exhibit 2.1 to Registrant’s current report on Form 8-K filed October 28, 2009)

Exhibit 13 -

Annual Report to Stockholders for the year ended December 31, 2010

With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, and 8 of this Form 10-K, the 2010 Annual Report to Stockholders is not deemed filed as part of this report

Exhibit 21 -

Subsidiaries of Registrant

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

Year Ended December 31, 2010

TRI CITY BANKSHARES CORPORATION

OAK CREEK, WISCONSIN

25

FORM 10-K-ITEM 15(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent registered public accounting firm of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2010, are incorporated by reference in Item 8:

Consolidated Balance Sheets-December 31, 2010 and 2009

Consolidated Statements of Income-Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders' Equity-Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows-Years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements-Years ended December 31, 2010, 2009 and 2008

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
Date: March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ronald K. Puetz Ronald K. Puetz	President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	03/23/2011

/s/ Scott A. Wilson Scott A. Wilson	Executive Vice President, Treasurer and Director	03/23/2011

/s/ Robert W. Orth Robert W. Orth	Executive Vice President and Director	03/23/2011

/s/ Scott D. Gerardin Scott D. Gerardin	Senior Vice President, General Counsel and Director	03/23/2011

/s/ Frederick R. Klug Frederick R. Klug	Senior Vice President and Chief Financial Officer	03/23/2011

/s/ Thomas W. Vierthaler Thomas W. Vierthaler	Vice President and Comptroller (Principal Accounting Officer)	03/23/2011

/s/ Frank J. Bauer Frank J. Bauer	Director	03/23/2011

/s/ William N. Beres William N. Beres	Director	03/23/2011

/s/ Sanford Fedderly Sanford Fedderly	Director	03/23/2011

/s/ William Gravitter William Gravitter	Director	03/23/2011

/s/ Christ Krantz Christ Krantz	Director	03/23/2011

/s/ Brian T. McGarry Brian T. McGarry	Director	03/23/2011

/s/ Agatha T. Ulrich Agatha T. Ulrich	Director	03/23/2011

/s/ David A. Ulrich, Jr. David A. Ulrich, Jr.	Director	03/23/2011

/s/ William J. Werry William J. Werry	Director	03/23/2011

EXHIBIT 10.1

Summary of Compensation

Arrangements with Certain Persons

The Bank’s executive officers do not have employment agreements with the Registrant.  Their salaries as of February 28, 2011 were as follows:

	Tri City	Tri City	Tri City
Name	Bankshares	National Bank	Capital Corp.	Total

Ronald K. Puetz	$44,000	$428,000	$1,500	$473,500
Robert W. Orth	$22,000	$348,000	$1,000	$371,000
Scott A. Wilson	$22,000	$315,000	$1,000	$338,000
Scott D. Gerardin	$5,500	$184,000	$-	$189,500

In addition, executive officers are eligible to participate in the Bank’s bonus plan.

EXHIBIT 10.2

Summary of Director Compensation

Attached is Schedule B that details Board of Director and Committee Member compensation.  Directors that are salaried officers of the corporation receive no director or committee compensation.  Schedule B is approved annually by the Board of Directors.

EXHIBIT 10.2 Continued

SCHEDULE B

DECEMBER 9, 2010

DIRECTORS’ COMPENSATION:	Non-salaried Directors $18,000 annual retainer plus $1,700 per meeting attended of Tri City National Bank and $400 per meeting attended of Tri City Bankshares Corporation, payable quarterly

EXECUTIVE COMMITTEE:	Annual compensation, payable quarterly:
Ronald K. Puetz	Ronald K. Puetz – no compensation

William Gravitter	William Gravitter	$20,000
Sanford Fedderly	Sanford Fedderly	$13,600
Christ Krantz	Christ Krantz	$ 6,300
Brian T. McGarry	Brian T. McGarry	$ 6,300

Plus $1,700 per meeting attended

LOAN COMMITTEE:
William Werry, Chairman	Non-salaried Directors:
Robert W. Orth	Chairman $875 per meeting attended
Sanford Fedderly	Other members $575 per meeting attended
William Gravitter	Payable quarterly
Christ Krantz
Ronald K. Puetz
Scott A. Wilson
Brian T. McGarry

AUDIT COMMITTEE:
William N. Beres, Chairman	Chairman $11,500 per annum, payable quarterly
Sanford Fedderly	Non-salaried members $350 per meeting attended
Christ Krantz	Payable quarterly

CRA/COMPLIANCE COMMITTEE
Scott A. Wilson, Chairman	Non-salaried Directors:
David A. Urlich, Jr.	$350 per meeting attended, payable quarterly
Scott D. Gerardin
Georgia Franecki
Joseph Porter
Michael Koenen
William Zick
Mark Dandrea
Kristen Gagliano

 EXHIBIT 10.3

Summary of Officer Bonus Arrangements

Description

The officers of the Registrant are eligible for a bonus calculated as a percentage of each officer’s base salary.  Executive officers of the Registrant participate in the plan on the same basis as all other participating officers.  The bonus is approved by the Board of Directors and the specific percentage award is determined based on the Registrant’s return on average assets for the twelve month period ending on November 30.

The Board of Directors has the authority to amend, alter, suspend or discontinue the bonus arrangement at any time.  For the twelve month period ending November 30, 2010 the performance of the Registrant and the Bank was positively impacted by the bargain purchase gain resulting from the Acquisition.  As a result the Board approved a bonus for all officers in excess of the bonus which would have been calculated excluding this extra-ordinary event.  The bonus paid December 2010 was 10% of each officer’s base salary.

The Board of Directors also altered the bonus arrangement in 2010 to include additional executive bonus compensation.  The Executive Committee of the Board first reviewed this issue in December 2009 following the Acquisition.  At that time the Executive Committee declined recommending any additional executive bonus compensation for 2009.  They opted to review the Bank’s performance through October 31, 2010 allowing one full year of results from the October 23, 2009 Acquisition.  Performance of the Bank for the twelve months ending October 31, 2010 resulted in recommendation by the Executive Committee and approval by the Board of additional executive bonus compensation for 2010.

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
(Wisconsin Corporation)

(1) Owned by Tri City National Bank

TRI CITY BANKSHARES CORPORATION

Dear Shareholders,

I am pleased to report that Tri City Bankshares Corporation ended 2010 with continued record earnings.  This marks the third year-end since the financial crisis of 2008 stunned the U.S. economy.  Our conservative philosophy in the boom years leading up to the crisis allowed the Corporation’s banking subsidiary to survive the downturn and our strong capital levels allowed your Corporation to profit from an FDIC-assisted purchase of a failed bank.

The acquisition initiated what will be a multi-year project to absorb the assets of the failed bank into Tri City National Bank.  We now close the books on 2010, the first full year of that effort.  We are pleased to report that the results our shareholders will see in the accompanying financial statements indicate our strategy is progressing as planned on all three fronts:  deposits, loans and earnings.

Year-to-year deposits have increased $30.5 million to over $1.0 billion.  Commercial, retail and municipal deposits have increased as consumers and businesses are attracted to our convenient locations, extended hours and financial stability.  After more than a year it is also safe to say there has been negligible attrition of core deposits and depository customers acquired from the FDIC.

Management of the acquired loan portfolio is the most significant long-term challenge of the acquisition.  The portfolio continues to progress as loans are renewed under Tri City’s underwriting standards, are paid off, refinanced or liquidated.  Management believes integration of the acquired loan portfolio will be consistent with its original three-year plan, although given the stubborn real estate market liquidation of some properties may take longer.

Earnings of $14.3 million in 2010 were buoyed by enhanced core income from the larger asset base of our $1.1 billion bank and by the positive impact of loan discount accretion.  Earnings this year were eclipsed only by 2009 net income of $22.1 million, which included a $12.9 million after tax non-recurring “bargain purchase gain” as a result of the acquisition.

The Board of Directors was pleased to approve a special $1.20 dividend payable December 10, 2010.  The “prepayment” of this 2011 dividend was due to the possibility of less favorable tax treatment of future dividends for our shareholders.  Although a tax increase on dividend income did not occur, the Board is proud that during a year in which many banks have been required to raise additional capital, the Corporation received regulatory approval to pay our shareholders dividends of $2.40 per share or $21.4 million, more than 149% of this year’s earnings.

The future is not without challenges.  The restrictive regulations proposed by the Durbin amendment to Dodd-Frank legislation will likely decrease fee income in certain areas and ever-increasing compliance burdens will increase expenses.  The Corporation however, is prepared to meet these challenges as we continue to lend and seek new commercial and retail customers.  Many competitors in our market, from the largest to those much smaller than Tri City, have far different agendas requiring solutions to problems through the sale of their banks, recapitalization or other measures. These activities detract from their ability to focus on customers which can only present opportunities for Tri City.

The Board of Directors, management, every officer and employee will continue their efforts to enhance shareholder value in the coming year.  We remain focused on the work to complete the integration of the acquired bank assets.  We remain true to our commitment to capital strength, core deposits and conservative lending and we look forward to another year of growth in and service to the communities of Southeastern Wisconsin we have called home since 1963.

Very truly yours,

Tri City Bankshares Corporation

Ronald K. Puetz

Chairman of the Board

Chief Executive Officer

Directors and Officers of the Corporation

Directors

Frank J. Bauer	President of Frank Bauer Construction Company, Inc.

William N. Beres

Vice President of Finance for the Global Energy Solutions division of Johnson Controls, Inc. since March 2010.  Independent business and financial consultant from January 2009 through March 2010.  Former Chief Financial Officer of Wisvest LLC and Vice President of Minergy LLC, both wholly owned subsidiaries of Wisconsin Energy Corporation, from January 1999 through December 2008

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

William J. Werry	Retired Unit President of Tri City National Bank

Scott A. Wilson	Executive Vice President, Treasurer and Secretary of Tri City Bankshares Corporation, and Executive Vice President, CFO, Treasurer and Secretary of Tri City National Bank

Officers

Ronald K. Puetz	President, Chairman and Chief Executive Officer

Robert W. Orth	Executive Vice President

Scott A. Wilson	Executive Vice President, Treasurer and Secretary

Scott D. Gerardin	Senior Vice President and General Counsel

Frederick R. Klug	Senior Vice President and Chief Financial Officer

Thomas W. Vierthaler	Vice President and Comptroller

George E. Mikolajczak	Vice President – Human Resources

Gary J. Hafemann	Vice President and Auditor

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion provides management’s analysis of the audited consolidated financial statements of Tri City Bankshares Corporation (the “Corporation”) and should be read in conjunction with those financial statements. This discussion focuses on significant factors that affected the Corporation’s financial performance in 2010 with comparisons to 2009 and to 2008 where applicable.  For all periods presented, the operations of Tri City National Bank (the “Bank”) contributed substantially all of the Corporation’s revenue and expense for the year.  Included in the operations of the Bank are the activities of its wholly-owned subsidiaries, Tri City Capital Corporation, Inc. and Title Service of Southeast Wisconsin, Inc.

Overview

Many financial institutions across the country and in Wisconsin continued to struggle in 2010 despite the fact that the economic conditions that began to deteriorate in 2008 have begun to improve, albeit very slowly.

On October 23, 2009 the Bank was the successful bidder for the Bank of Elmwood (“Acquired Bank”) through an FDIC-assisted purchase (the “Acquisition”).  The Acquisition was completed pursuant to a Whole Bank Purchase Without Loss Share Agreement.  This purchase option provides no FDIC assistance to the Bank beyond the initial purchase discount accepted by the FDIC.  The Acquisition was the result of a competitive bidding process facilitated by the FDIC.   The Bank bid negative $110.9 million and the FDIC estimated the net cost of the transaction to be $101.1 million, which was deemed to be the “least costly” resolution for the FDIC.  2010 was the first year of a multi-year project to absorb the assets of the Acquired Bank into the Corporation, which had a significant impact on the Corporation’s financial results for 2010.

In addition to the immediate impact on earnings and total assets, the Acquisition enabled the Bank to increase its market share in the Racine and Kenosha, Wisconsin markets through the addition of five branches from the Acquired Bank, which nicely compliment the Bank’s branch locations in Sturtevant and Mt. Pleasant, both in Racine County.  The Acquisition also enhanced net interest income, provided additional fee income opportunities and helped leverage operating expenses throughout the Corporation, resulting in significant accretion to core net income in 2010 which management expects to continue in future years.

The Corporation posted after-tax earnings of $14.3 million, a decrease of $7.8 million or 35.2% compared to record earnings of $22.1 million in 2009.  Operating earnings in 2010 were positively affected by enhanced core income from the Acquisition as well as purchase accounting related income of $12.9 million in 2010 compared to $2.4 million in 2009.  These items were partially offset by a $3.2 million increase in the provision for loan losses, a $1.4 million increase in regulatory assessments and a $0.5 million decrease in mortgage-related income in 2010 compared to 2009.  In addition, the results in 2009 included a $12.9 million bargain purchase gain as a result of the Acquisition.  Total assets increased $16.0 million to $1.1 billion at December 31, 2010.  In addition, total loans decreased $41.1 million during 2010, while deposits increased by $30.5 million during the same period.  Thus, the Corporation has a very strong balance sheet and liquidity position moving into 2011.

Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of the Corporation’s plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation, may also contain forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties. The Corporation’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to the factors set forth in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

All forward-looking statements contained in this report or that may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

Critical Accounting Policies

Consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect general practices in the banking industry.  Application of these principles requires management to make estimates or judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates are based on information available to management as of the date of the consolidated financial statements.  Accordingly, as this information changes, future financial statements could reflect different estimates or judgments.  Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.  The most significant accounting policies followed are presented in Note 1 of the Notes to Consolidated Financial Statements and in Item 8 Financial Statements and Supplementary Data, herein.  These policies, along with the disclosures presented in the other financial statement notes and other information presented herein, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how these values are determined.  Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements.  Management currently views its determination of the allowance for loan losses, valuation of loans acquired through transfer, valuation of other real estate owned and valuation of mortgage servicing rights to be critical accounting policies.

Performance Summary

While the banking industry as a whole continued to struggle for the third consecutive year, the Corporation is pleased to report that its results for 2010 continued to be strong. The Corporation posted after tax earnings of $14.3 million, a decrease of $7.8 million or 35.2% compared to 2009 earnings of $22.1 million which, in turn, represented an increase of $11.1 million or 100.3% over 2008 earnings of $11.0 million.  The increase from 2008 to 2009 and the decrease from 2009 to 2010 were primarily due to the one-time bargain purchase gain of $12.9 million after tax recognized in 2009 which was partially offset in 2010 by increased core income and a significant increase in Acquisition-related purchase accounting income.  Basic earnings per share for 2010 were $1.61, a 35.1% decrease from 2009 basic earnings per share of $2.48, while basic earnings per share in 2008 were $1.24.  These differences are also attributable to the one-time bargain purchase gain recognized in 2009.  Return on average assets and return on equity for 2010 were 1.32% and 11.69%, respectively, compared to 2.67% and 20.16%, respectively, for 2009 and 1.46% and 10.21% respectively for 2008.  Cash dividends of $2.40 per share were paid in 2010, which included a prepayment of 2011 dividends of $1.20 per share.  Cash dividends were $1.08 per share in 2009 compared to $1.04 per share in 2008.  Total assets increased $332.8 million or 42.0% from $792.9 million at December 31, 2008 to $1.13 billion at December 31, 2009, substantially all of which was attributable to the Acquisition.  During 2010, total assets increased $16.0 million or 1.4% to $1.14 billion due primarily to core deposit growth.

Income Statement Summary

•

Tax-equivalent net interest income was $57.0 million for 2010 compared to $38.2 million in 2009 and $34.7 million in 2008 as interest income continued to increase and interest expense continued to decrease.  The increase in interest income during 2010 compared to 2009 was primarily due to increased average interest-earning assets due to the Acquisition. The decrease in interest expense during 2010 compared to 2009 was due to a decrease in interest rates which was partially offset by interest paid on increased average interest-bearing liabilities due to the Acquisition.  Included in the $18.8 million increase in net interest income during 2010 was the effect of discount accretion associated with Acquisition-related purchase accounting adjustments of $11.2 million in 2010 compared to $1.8 million in 2009.  The resulting taxable equivalent net interest margin for 2010 was 5.61% compared to 4.98% for 2009.  The increase in interest income for 2009 compared to 2008 reflected an increase in average interest-earning assets which were offset by lower interest rates.  The decrease in interest expense in 2009 compared to 2008 was due to falling interest rates, partially offset by interest paid on increased average interest-bearing liabilities.  Included in the $3.5 million increase in net interest income was the effect of discount accretion associated with Acquisition-related accounting adjustments that increased taxable equivalent net interest income by $1.8 million in 2009 compared to $0 in 2008.  The taxable equivalent net interest margin for 2009 was 4.98%, which was virtually unchanged from the 4.97% margin for 2008.

•

The provision for loan and lease losses (“PLLL”) represents the amount periodically added to the Bank’s allowance for loan losses (“ALLL”) and charged to earnings in the relevant period.  The PLLL for 2010 was $6.9 million compared to $3.7 million in 2009 and $1.3 million in 2008.  The increase in the PLLL for 2010 reflects the impact of $26.2 million in non-credit impaired loans that were renewed since they were acquired in the Acquisition.  Despite being renewed, those loans still exhibit a significant probability of loss which is reflected in the ALLL and resulted in additional PLLL. The increase in the PLLL for 2009 reflects the increase in net loans charged off which was also significantly higher in 2009 primarily due to the negative effect of the current economic downturn on the Bank’s loan portfolio.

•

Non-interest income was $16.5 million in 2010, $36.1 million in 2009 and $12.9 million in 2008.  Non-interest income was significantly impacted by the Acquisition-related bargain purchase gain of $21.5 million in 2009.  Other non-interest income in 2008 included two non-recurring events.  The Bank received a death benefit of $0.6 million as the beneficiary of a bank-owned life insurance (“BOLI”) policy and the Bank received a $0.1 million gain from the redemption of VISA stock following that company’s initial public offering.  In addition, adjustments related to the non-accretable loan discount on acquired loans were $2.3 million in 2010 compared to $0.7 million in 2009 and $0 in 2008.

•

Non-interest expense was $43.1 million in 2010, $34.1 million in 2009 and $29.2 million in 2008.  The Acquisition on October 23, 2009 caused significant increases in many expense categories in both 2009 and 2010, primarily in salary and employee benefits.  In addition, $0.6 million of expenses were associated with the purchase accounting adjustments related to the amortization of the core deposit intangible during 2010 compared to $0.1 million in 2009 and $0 in 2008.

•

Income tax expense was $8.4 million in 2010 compared to $13.4 million in 2009 and $5.3 million in 2008.   The Corporation’s effective tax rate was 36.9% in 2010, 37.4% in 2009 and 32.4% in 2008.

Balance Sheet Summary

•

Total loans were $746.8 million at December 31, 2010, a decrease of $41.1 million, or 5.2%, from $787.9 million at December 31, 2009.  The decrease in total loans for 2010 was expected and is part of a three year plan in which Management will continue to work through the Acquired Bank’s loan portfolio as such loans are renewed to conform them to the Bank’s historical standards and practices.  While Management expects the Acquired Bank’s loan portfolio to shrink in future years due to payoffs and foreclosures, Management believes that this effect will be mitigated by loan growth to the extent the economy continues to recover in 2011 and beyond.

•

Asset quality in the Bank has been negatively affected by the difficult economic conditions from 2008 through 2010 as well as by the Acquired Bank’s loan portfolio.  Nonperforming loans, not including purchased credit-impaired loans, were $24.6 million or 3.3% of total loans at December 31, 2010 compared to $15.3 million or 2.0% of total loans at December 31, 2009.  Net charge offs were $3.4 million in 2010 and $3.6 million in 2009. Loans charged off are subject to continuous review and specific efforts are made to achieve maximum recovery of principal, accrued interest and related expenses.  At December 31, 2010 the ALLL was $9.5 million compared to $6.0 million at December 31, 2009.  As of December 31, 2010 the ratio of the ALLL to total loans was 1.28% compared to a ratio of 0.77% at December 31, 2009.  As of December 31, 2010 the acquired credit impaired and non-credit impaired loans had contractually required payments of $195.9 million and a fair value of $139.3 million reflecting a discount of $56.6 million. This compares to contractually required payment of $266.0 million and a fair value of $189.5 million reflecting a discount of $76.5 million at December 31, 2009.  The Bank held OREO of $5.4 million at December 31, 2010 compared to $4.7 million at December 31, 2009.

•

Deposits increased $30.5 million, or 3.1%, to $1.02 billion at December 31, 2010.  The increase in total deposits during 2010 was attributable to organic growth as the Bank continued its significant marketing activities aimed toward both current customers and potential new customers, especially in the Acquired Banks markets of Racine and Kenosha Wisconsin.

•

As of December 31, 2010, the Corporation’s Tier 1 leverage ratio was 10.37%, the Tier 1 risk-based capital ratio was 14.52% and the total risk-based capital ratio was 15.75%.  All ratios declined from 2009 levels due to the pre-payment of the 2011 dividend in 2010, but still significantly exceed minimum regulatory requirements for the Corporation to be deemed “well capitalized”.

INCOME STATEMENT ANALYSIS

Table 1 provides average balances of interest-earning assets and interest-bearing liabilities, the interest income and expense resulting from each, and the calculated interest rates earned and paid.  The table further shows net interest income, interest rate spread, and the net interest margin on a tax-equivalent basis for the years ended December 31, 2010, 2009 and 2008.

Table 1

	AVERAGE BALANCES AND INTEREST RATES (Interest rates on a tax-equivalent basis) (Dollars in Thousands)

	2010			2009			2008
	Average		Yield or	Average		Yield or	Average		Yield or
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Interest Earning Assets:
Loans (1)	$771,428	$56,722	7.35%	$636,126	$40,125	6.31%	$586,774	$38,828	6.62%
Taxable Investment Securities (2)	158,365	3,663	2.31%	72,764	2,827	3.89%	68,475	3,056	4.46%
Non Taxable Investment Securities	44,452	2,246	5.05%	39,943	2,141	5.36%	39,410	2,244	5.69%
Fed Funds Sold	40,732	61	0.15%	17,885	22	0.12%	4,171	86	2.06%
Total Interest Earning Assets	$1,014,977	$62,692	6.18%	$766,718	$45,115	5.88%	$698,830	$44,214	6.33%
Noninterest-Earning Assets:
Other Assets	71,890			60,322			54,753
TOTAL ASSETS	$1,086,867			$827,040			$753,583
LIABILITIES AND EQUITY
Interest-Bearing Liabilities:
Transaction Accounts	$247,950	$860	0.35%	$171,761	$981	0.57%	$170,192	$2,045	1.20%
Money Market	155,195	1,313	0.85%	101,811	1,272	1.25%	77,411	1,438	1.86%
Savings Deposits	164,378	508	0.31%	142,142	586	0.41%	132,643	850	0.64%
Other Time Deposits	229,011	3,030	1.32%	165,088	4,084	2.47%	133,003	5,055	3.80%
Short-Term Borrowings	1,583	1	0.06%	6,288	31	0.49%	6,437	129	2.00%
Total Interest-Bearing Liabilities	$798,117	$5,712	0.72%	$587,090	$6,954	1.18%	$519,686	$9,517	1.83%
Noninterest Bearing Liabilities:
Demand Deposits	156,011			127,301			125,217
Other	10,346			3,147			726
Stockholders’ Equity	122,393			109,502			107,954
Total Liabilities and Stockholders’ Equity	$1,086,867			$827,040			$753,583

Net interest earnings and interest rate spread (3)		$56,980	5.46%		$38,161	4.70%		$34,697	4.50%
Net interest margin (4)			5.61%			4.98%			4.97%

1.

The average loan balances and rates include non-accrual loans.

2.

The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented

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

Table 1 shows tax-equivalent net interest income of $57.0 million for 2010, an increase of $18.8 million or 49.3% from $38.2 million in 2009.  The Acquisition led to growth in interest-earning assets resulting in additional tax-equivalent net interest income.   In addition, interest expense declined in all areas but especially on fixed rate liabilities which continued to reprice downward during 2010.  Interest income increased $17.6 million to $62.7 million in 2010 from $45.1 million in 2009.  Interest income as well as the yield on loan portfolio was also enhanced by $9.8 million of loan discount accretion recognized in 2010 compared to $1.5 million recognized in 2009, an increase of $8.3 million. Management expects the loan discount accretion to significantly decline in future years as loans in the Acquired Bank’s loan portfolio continues to pay down, mature, renew or pay off.   Interest expense decreased $1.2 million from $6.9 million in 2009 to $5.7 million in 2010. The decline in interest expense as well as the yield on time deposits was primarily due to the purchase accounting related to the amortization of deposit interest premium which increased by $1.1 million from $0.3 million in 2009 to $1.4 million in 2010.  The remaining benefit of this offset to interest expense was fully amortized during 2010.  The net effect of the Acquisition-related purchase accounting variances is a year-to-year increase of $9.4 million in tax-equivalent net interest income.

Interest income on loans increased $16.6 million from $40.1 million in 2009 to $56.7 million in 2010, due to growth in the loan portfolio from the Acquisition which resulted in a higher level of earning assets as well as the $9.8 million increase in loan discount accretion. When in the opinion of management, serious doubt exists as to the collectability of a loan, the loan is placed on nonaccrual status and interest previously accrued but unpaid is deducted from interest income on loans.  Nonaccrual loans are included in the calculations of both interest rate spread and net interest margin.  Interest income on taxable investment securities increased $0.9 million in 2010 to $3.7 million from $2.8 million in 2009.  The increase was due to an $85.6 million increase in the average balances of taxable investment securities from $72.8 million in 2009 to $158.4 million in 2010, which more than offset a decreased yield of 158 basis points (“bp,” equal to 1/100 of 1 percent) to 2.31% in 2010 from 3.89% in 2009.  Interest income on tax-exempt investment securities increased $0.1 million in 2010 to $2.2 million from $2.1 million in 2009.  The increase was due to a $4.5 million increase in the average balances of tax-exempt investment securities from $39.9 million in 2009 to $44.4 million in 2010, which more than offset a decreased yield of 31 bp to 5.05% for 2010 from 5.36% in 2009.  For the third consecutive year variable rate deposits and maturing time deposits all re-priced at lower rates.  Overall funding yields on interest-bearing liabilities decreased 46 bp from 1.18% in 2009 to 0.72% in 2010.  The decrease in yields was significant in all five of the interest-bearing liability categories, as shown in Table 1.

•

Transaction account average yields decreased 22 bp to 0.35% in 2010 from 0.57% in 2009.

•

Money market deposit average yields decreased 40 bp to 0.85% in 2010 from 1.25% in 2009.

•

Savings deposit average yields including savings sweep accounts decreased 10 bp to 0.31% in 2010 from 0.41% in 2009.

•

Time deposit average yields decreased 115 bp to 1.32% in 2010 from 2.47% in 2009.  This decrease was primarily due to the $1.1 million year over year increase in the amortization of the Acquired Bank’s deposit interest premium

•

Short term rates on Fed funds borrowings also continued to decrease as a result of very low short term interest rates.  The effect was a reduction in the yield on Corporation’s short term Fed funds purchased of 43 bp to 0.06% in 2010 from 0.49% in 2009.

Three out of four deposit categories had a decrease in interest expense in 2010 compared to 2009 despite three out of four categories having increased average balances during the same period.  Higher average balances were offset by the dramatic decrease in yields noted above, which caused the decrease in interest expense.

As a result of the changes to yields on interest-earning assets and interest-bearing liabilities the tax-equivalent net interest margin for 2010 was 5.61% compared to 4.98% for 2009.  The change is attributable to a 76 bp contribution from an improved interest rate spread (the net effect of a 30 bp increase on the yields of earning assets and a 46 bp decrease on the rates paid on deposits and borrowed funds) less a 13 bp decreased contribution from net free funds.   In addition, the tax-equivalent net interest margin related to Acquisition-related accounting adjustments was 110 bp during 2010 compared to 25 bp during 2009.  The increase marks the fifth consecutive year of margin improvement after three years of margin compression.

Table 2

INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE

(Dollars in Thousands)

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a fully tax-equivalent basis and interest paid resulting from changes in volume and rates:

	2010 Compared to 2009 Increase (Decrease) Due to			2009 Compared to 2008 Increase (Decrease) Due to
	Volume	Rate(1)	Net	Volume	Rate(1)	Net
Interest earned on:
Loans	$8,534	$8,064	$16,598	$3,266	$(1,969)	$1,297
Taxable investment securities	3,326	(2,490)	836	191	(421)	(230)
Nontaxable investment securities	242	(138)	104	30	(134)	(104)
Fed funds sold	28	11	39	283	(347)	(64)

Total interest-earning assets	$12,130	$5,447	$17,577	$3,770	$(2,871)	$899

Interest paid on:
Transaction accounts	$435	$(556)	$(121)	$19	$(1,084)	$(1,065)
Money market	667	(626)	41	453	(619)	(166)
Savings deposits	92	(170)	(78)	61	(324)	(263)
Time deposits	1,595	(2,649)	(1,054)	1,220	(2,191)	(971)
Short-term borrowings	(23)	(7)	(30)	(3)	(95)	(98)

Total interest-bearing liabilities	$2,766	$(4,008)	$(1,242)	$1,750	$(4,313)	$(2,563)

Increase in net interest income			$18,819			$3,462

(1)

The change in interest due to both rate and volume has been allocated to rate changes.

Changes due to volume caused tax-equivalent net interest income to increase by $12.1 million from 2009 to 2010 while changes due to rate caused a $5.4 million increase for the same period, resulting in a net $17.6 million increase from 2009 to 2010 in tax equivalent interest earned on total interest-earning assets.  For interest paid on total interest-bearing liabilities, there was an increase of $2.8 million due to volume from 2009 to 2010, while changes due to rate decreased funding costs by $4.0 million, resulting in a net decrease of $1.2 million interest paid on total interest-bearing liabilities.  The net effect of the foregoing was an increase in net interest income of $18.8 million.

A review of the changes to interest earned due to volume and rate for individual asset categories reveals an increase due to loan volume of $8.5 million and an increase of $8.1 million due to interest rate.  From 2009 to 2010, interest earned on taxable investment securities increased $0.8 million and interest earned on tax-exempt investment securities increased $0.1 million.  Both of the investment securities categories realized increases due to volume that were partially offset by decreases due to rate.

A review of the changes to interest paid on individual liability categories reveals decreased interest paid on three out of four account types.  Average balances in all four deposit categories increased due to the Acquisition, successful marketing activity and the continued flight to safety that increased deposits at many FDIC insured institutions in recent years.  Similar to 2009, lower rates on variable rate products were a factor leading to the decline in interest paid.  In 2010, however, the significant decrease in interest paid on fixed rate time deposits was due to both the increase in deposit interest premium amortization as well as a decrease in interest rates.

•

Lower rates reduced interest paid on transaction accounts by $0.5 million which was partially offset by an increase of $0.4 million due to volume that resulted in a net decrease of $0.1 million in interest paid on transaction accounts.

•

Interest paid on money market accounts increased nominally as a decrease in interest rates was offset by additional interest paid due to increased volume.

•

Lower interest rates reduced interest paid on savings accounts by $0.2 million, partially offset by an increase of $0.1 million due to volume which resulted in a net decrease of $0.1 million in interest paid on savings accounts.

•

A $2.7 million decrease due to rates paid on time deposits was partially offset by a $1.6 million increase due to volume, resulting in a $1.1 million net decrease to interest paid on time deposits

•

Net interest paid on short term borrowings decreased slightly due to both lower rates and decreased volume.

Table 3

SELECTED AVERAGE BALANCES

(Dollars in Thousands)

			Dollar	Percent
ASSETS	2010	2009	Change	Change
Loans:
	$493,658	$424,340	$69,318	16.3%
Residential real estate	218,732	174,274	44,458	25.5%
Consumer	59,038	37,512	21,526	57.4%
Total loans	771,428	636,126	135,302	21.3%

Investment securities:
Taxable	158,365	72,764	85,601	117.6%
Tax-exempt	44,452	39,943	4,509	11.3%
Short-term investments	40,732	17,885	22,847	127.7%
Securities and short-term investments	243,549	130,592	112,957	86.5%
Total earning assets	1,014,977	766,718	248,259	32.4%

Other assets	71,890	60,322	11,568	19.2%
Total assets	$1,086,867	$827,040	$259,827	31.4%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$164,378	$142,142	$22,236	15.6%
Transaction account deposits	247,950	171,761	76,189	44.4%
Money market deposits	155,195	101,811	53,384	52.4%
Time deposits	229,011	165,088	63,923	38.7%
Total interest-bearing deposits	796,534	580,802	215,732	37.1%

Short-term borrowings	1,583	6,288	(4,705)	(74.8%)
Total interest-bearing liabilities	798,117	587,090	211,027	35.9%

Noninterest-bearing demand deposits	156,011	127,301	28,710	22.6%
Accrued expenses and other liabilities	10,346	3,147	7,199	228.8%
Stockholders’ equity	122,393	109,502	12,891	11.8%
Total liabilities and stockholders’ equity	$1,086,867	$827,040	$259,827	31.4%

As shown in Table 3, total average assets increased $259.8 million or 31.4% to $1.1 billion in 2010 from $827.0 million in 2009.  Average total earning assets were $1.0 billion in 2010, an increase of $248.3 million or 32.4% from $766.7 million in 2009.  The significant increase was due to the full year impact in 2010 of the Acquisition, which was completed in October of 2009.

The loan portfolio contributed $135.3 million to the increase in average assets, an increase of 21.3% to $771.4 million in 2010 from $636.1 million in 2009.  The increase was primarily driven by the loans acquired in the Acquisition.  Commercial loans primarily secured by real estate, increased $69.3 million or 16.3% to $493.7 million in 2010 from $424.3 million in 2009.  Marketing for new business continued to be very focused in 2010 with the Bank’s attention on equity, cash flow and borrower character as critical as ever.  Residential real estate loans increased $44.4 million or 25.5% to $218.7 million in 2010 from $174.3 million in 2009.  Consumer loans increased $21.5 million or 57.4% to $59.0 million in 2010 from $37.5 million in 2009 as a result of the Acquired Bank’s substantial Home Equity Line of Credit (“HELOC”) portfolio.  Organic growth in all of the loan categories was difficult to achieve during 2010 as the number of creditworthy borrowers with sufficient equity and cash flow continued to be less than in previous years due to continued high rates of unemployment in 2010.

The increases in average investment securities and short term investments and in the average balance of taxable, tax-exempt and short term investments were due to enhanced liquidity during 2010 as core deposits increased while the loan portfolio contracted.  Other assets increased $11.6 million or 19.2% to $71.9 million in 2010 from $60.3 million for 2009 as a result of a substantial increase in the Corporation’s cash position due to the Acquisition.

The increase in average earning assets in 2010 was supported by an increase of $215.7 million or 37.1% in average balances of total interest-bearing deposits to $796.5 million in 2010 compared to $580.8 million in 2009.  This increase reflected increases in average savings deposits and in the average balances on transaction and money market deposits, which increased $53.4 million or 52.4% to $155.2 million in 2010 from $101.8 million for 2009 as a result of both the Acquisition and the continued general flight to safety that increased deposits at many FDIC insured institutions during 2010.  Time deposit average balances increased $63.9 million or 38.7% to $229.0 million in 2010 from $165.1 million in 2009 due to the Acquisition.

Total average interest-bearing liabilities increased $211.0 million or 35.9% to $798.1 million in 2010 from $587.1 million in 2009 as average short term borrowings declined $4.7 million in 2010 compared to 2009.

The average balance of non-interest-bearing demand accounts increased $28.7 million or 22.6% to $156.0 million in 2010 from $127.3 million in 2009 due to the Acquisition.  Average accrued expenses and other liabilities increased $7.2 million to $10.3 million in 2010 from $3.1 million in 2009 due to the full year’s impact on the averages from increased tax liabilities due the pre-tax Acquisition-related gain of $21.5 million in the fourth quarter of 2009.

Provision for Loan and Lease Losses

The PLLL represents the amount periodically added to the Bank’s ALLL and charged to earnings in the relevant period.  The PLLL for 2010 was $6.9 million, a substantial increase from $3.7 million in 2009 and $1.3 million in 2008.  The Bank does not engage in lease financing and the PLLL expense is entirely the result of estimated loan losses.  The increase in the PLLL for 2010 reflects an increase in the ALLL due to $26.2 million in non-credit impaired loans that were renewed since they were acquired.  Despite being renewed, those loans still exhibit a probability of loss, which is reflected in the ALLL.  The increase in the PLLL for 2009 compared to 2008 reflected the increase in net loans charged off, which was also significantly higher in 2009 primarily due to the negative effect of the economic downturn on the Bank’s loan portfolio.

Net loans charged off (total loans charged off less recoveries of prior loans charged off) for 2010 were $3.4 million compared to $3.6 million in 2009 and $1.1 million in 2008.  A portion of the $3.4 million in net loans charged off was related to charge-offs over and above the discount applied to the Acquired Bank’s loans as part of the purchase accounting fair value adjustments.  Net loans charged off as a percent of average loans were 0.45%, 0.57% and 0.19% for 2010, 2009 and 2008, respectively.  As of December 31, 2010 the ALLL was $9.5 million compared to $6.0 million at December 31, 2009 and $5.9 million at year end 2008.  The ratio of the ALLL to total loans was 1.28% at December 31, 2010, up from 0.77% at December 31, 2009 and 0.99% at December 31, 2008.  As of December 31, 2010 the remaining acquired credit-impaired and non-credit impaired loans had contractually required payments of $195.9 million and a carrying value of $139.3 million reflecting a discount of $56.6 million or 28.9% of the contractually required payments.  As of December 31, 2009 the acquired credit-impaired and non-credit impaired loans had contractually required payments of $266.0 million and a carrying value of $189.5 million reflecting a discount of $76.5 million or 28.8% of the contractually required payments.  These acquired loans had ALLL of $1.4 million at December 31, 2010 reflecting additional impairment over and above the discount.  Nonperforming loans, excluding the acquired credit impaired nonperforming loans, at December 31, 2010 were $24.6 million compared to $15.3 million at December 31, 2009 and $8.6 million at December 31, 2008.  The increase in nonperforming loans during 2009 and 2010 was due primarily to the prolonged economic downturn.

Table 4 summarizes the ALLL at the beginning and end of each of the last five years; changes in the ALLL arising from loans charged off and recoveries on loans previously charged-off, by loan category; additions to the allowance that have been charged to expense; and selected performance ratios.

Table 4

SUMMARY OF LOAN CHARGE OFFS, RECOVERIES AND PROVISIONS FOR LOAN LOSS (Dollars in Thousands)

Year Ended December 31,	2010	2009	2008	2007	2006
Balance of allowance for loan and lease losses at beginning of period	$6,034	$5,945	$5,758	$5,709	$5,666
Loans charged-off:
Commercial	(57)	(626)	(491)	(143)	(102)
Real Estate
Construction	(300)	(386)	-	-	-
Commercial	(964)	(941)	(309)	(100)	-
Residential	(2,973)	(1,357)	(277)	(178)	(26)
Multifamily	(48)	(293)	-	-	-
Installment & Consumer	(209)	(137)	(152)	(176)	(165)
Total loans charged-off	(4,551)	(3,740)	(1,229)	(597)	(293)

Recoveries of loans previously charged-off:
Commercial	428	20	22	24	30
Real Estate
Construction	9	-	-	-	-
Commercial	507	33	-	-	-
Residential	113	17	-	-	-
Multifamily	6	-	-	-	-
Installment & Consumer	51	53	94	142	66
Total recoveries	1,114	123	116	166	96

Net loans charged-off	(3,437)	(3,617)	(1,113)	(431)	(197)
Additions to allowance charged to expense	6,930	3,706	1,300	480	240

Balance at end of period	$9,527	$6,034	$5,945	$5,758	$5,709

Ratio of net loans charged-off during the period to average loans outstanding	0.45%	0.57%	0.19%	0.08%	0.04%

Ratio of allowance at end of year to total loans	1.28%	0.77%	0.99%	0.98%	1.07%

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

Non-interest Income

Total non-interest income was $16.5 million for 2010, an increase of $1.9 million or 12.9% from $14.6 million in 2009, excluding the non-recurring bargain purchase gain of $21.5 million in 2009. The increase was partially due to revenue from service charges and fees on business and retail deposit accounts increasing $0.3 million or 2.6% to $10.2 million in 2010. These fees are driven by the number of accounts and the activity within those accounts. Business accounts receive an earnings credit to offset fees assessed for account activity.  The credit is based on the Fed funds rate.  The Fed funds rate remained low for all of 2010 resulting in less earnings credit to business account holders causing higher service fees for the Bank.  Loan servicing income, comprising fees generated by payment collection, escrow collection and disbursement for loans serviced for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), increased $0.4 million during 2010.  This income was offset by the increased amortization of Mortgage Servicing Rights (“MSRs”) throughout 2010.  Net gain on sale of loans decreased $0.9 million to $1.4 million for 2010 as lower fixed-rate mortgage opportunities continued into 2010, but refinance activity in the secondary mortgage market was not as strong as in 2009.  The non-accretable income, which is part of the Acquisition related purchase accounting adjustments increased to $2.3 million in 2010 from $0.6 million in 2009.  This is income related to loans acquired in the Acquisition that were specifically identified as credit impaired loans pursuant to applicable guidance for accounting for acquired loans and were paid or charged off during the year.  The $2.3 million represents the excess of net amounts received over the recorded carrying value of such loans.  In future years, non-accretable income will be dependent on the difference between future contractual payments received and the carrying amount of the loans specifically impaired.  Other non-interest income decreased $0.6 million to $1.8 million for 2010.  In 2009 non-interest income increased $23.2 million from $12.9 million in 2008, due primarily to the pre-tax Acquisition-related gain of $21.5 million in 2009 as well as income associated with the increase in mortgage loan refinancing activity during 2009 and $0.7 million of income related to acquisition accounting adjustments.  Other non-interest income in 2008 included two non-recurring events.  The Bank received a death benefit of $0.6 million as the beneficiary of a bank-owned life insurance (“BOLI”) policy and the Bank received a $0.1 million gain from the redemption of VISA stock following that company’s initial public offering.

Table 5

NON-INTEREST INCOME

(In Thousands)

Year Ended December 31,	2010	2009	2008

Service charges on deposits	$10,181	$9,921	$9,575
Loan servicing income	350	(32)	179
Net gain on sale of loans	1,421	2,321	387
Increase in cash surrender value of life insurance	472	505	464
Non-accretable loan discount	2,269	662	-
Other income	1,784	1,220	2,280

Total non-interest income	$16,477	$14,597	$12,885

Non-interest Expense

Total non-interest expense for 2010 was $43.1 million, an increase of $9.0 million or 26.4% over 2009.  The Acquisition resulted in significant increases across most non-interest expenses in 2010 but had the most significant impact on salary and employee benefits.  Non-interest expense for 2009 reflected an increase of $4.9 million or 16.7% over 2008.

Table 6

NON-INTEREST EXPENSE

(In Thousands)

Year Ended December 31,	2010	2009	2008

Salaries and employee benefits	$22,739	$17,670	$16,241
Occupancy	3,959	3,266	2,931
Furniture and equipment	2,201	1,896	1,621
Computer services	3,504	3,227	2,642
Advertising and promotional	1,173	976	1,018
Regulatory agency assessments	2,459	1,099	267
Office supplies	834	718	718
Acquisition expense	370	620	-
Core deposit intangible amortization	568	112	-
Other expenses	5,272	4,502	3,764

Total non-interest expense	$43,079	$34,087	$29,202

Salaries and employee benefits increased $5.1 million or 28.7% to $22.7 million for 2010 due to both the Acquisition and normal wage and salary increases.  Occupancy expenses increased $0.7 million or 21.2% to $4.0 million for 2010 primarily as a result of increased rent and utility expenses. Equipment expenses increased $0.3 million or 16.1% to $2.2 million for 2010.  Computer service expense increased $0.3 million or 8.6% to $3.5 million for 2010 due to the full year impact of the Acquisition, enhanced services for the Bank and additional new account volume.  Advertising expense was increased $0.2 million or 20.2 % to $1.2 million in 2010 as the Bank continued to utilize direct mail as its primary marketing vehicle.  Regulatory assessments increased significantly from $1.1 million in 2009 to $2.5 million in 2010 due to the Acquisition and increased FDIC premium due to increased assessment rates, a special assessment and the run-off of assessment credits used in prior years.  The Bank incurred Acquisition-related expense of $0.4 million in 2010 compared to $0.6 million in 2009 related to the Acquisition.  In addition, the Bank had core deposit amortization expense of $0.6 million in 2010 compared to $0.1 million in 2009.  The core deposit amortization expense will decrease annually until it is fully amortized in 2017.  Other non-interest expenses increased $0.8 million or 17.1% to $5.3 million in 2010.

The Acquisition, which was completed in late 2009, caused significant increases from 2008 to 2009 in salary and employee benefits, computer services and other expenses, including $0.6 million of specific expenses attributable to the Acquisition.  In addition, $0.1 million of expenses were associated with acquisition accounting adjustments related to the amortization of the core deposit intangible.  The other primary driver of the increase in total non-interest expenses from 2008 to 2009 was related to additional loan collection expenses due to the increases in foreclosure activity, nonperforming loans and OREO.

Income Taxes

Income tax expense was $8.4 million in 2010 compared to $13.6 million in 2009 and $5.3 million in 2008.   The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 36.9% in 2010 compared to 37.4% in 2009 and 32.4% in 2008.

BALANCE SHEET ANALYSIS

Loans

Total loans were $746.8 million at December 31, 2010, a decrease of $41.1 million, or 5.2%, from $787.9 million at December 31, 2009, while total loans at the end of 2009 increased by $188.2 million (31.4%) from $599.6 million at December 31, 2008.  All of the 2008 to 2009 increase in total loans was attributable to the Acquisition.  Had the Acquisition not occurred in 2009, total loans would have decreased by $2.5 million due to management’s enhanced focus on credit quality as a result of the sluggish economic conditions during 2009.

The decrease in total loans during 2010 was attributable to both a reduction of the Acquired Bank’s loan portfolio and a lack of new business.  Marketing efforts by our lenders in 2010 were negatively impacted for the second straight year by the sluggish economy.  Pay-offs, paydowns and scheduled amortization of the performing loans in the Bank’s pre-Acquisition portfolio resulted in a net decrease of $17.1 million.  Acquired Bank loans decreased $24.0 million pursuant to management strategy.  The strategy for acquired loans involves three options:  renewal of loans conforming to the underwriting guidelines of the Bank, pay-out of loans not meeting those guidelines or final resolution of impaired loans through a short sale involving the borrower or a foreclosure.  Renewals neither increase nor decrease the portfolio while the other two options reduce total loans.  This strategy, while necessary to integrate or eliminate the acquired loans, limits the Bank’s opportunity for portfolio growth.  New loan business must offset both amortization of performing loans and the planned elimination of non-performing acquired loan balances.   While the goal is to grow the loan portfolio, the pace of economic growth will dictate the amount of growth that will occur.

Loans originated by the Bank are generally loans to small businesses and individuals in the communities served in the Southeastern Wisconsin market.  Although the legal lending limit of the Bank was $17.9 million per borrower as of December 31, 2010, the Bank’s larger customers are borrowers with credit needs of $5 million and less and, in fact, most borrowers’ credit relationships total less than $1 million.

Credit management to ensure credit quality of the acquired loans as they were integrated in to the Bank’s portfolio was a priority in 2010 and will remain an on-going effort for several more years.  Additional personnel have been hired to work with troubled debtors and to liquidate OREO.  Additional attention from management is required as the process evolves to be certain the acquired loans become qualified Bank credits.

As of October 23, 2009 (the “Acquisition Date”) the Acquired Bank’s loan portfolio was discounted $85.1 million to reflect the estimated fair value of the acquired loans.  Between the Acquisition Date and December 31, 2009 the discount was reduced by $8.6 million to $76.5 million as a result of activity in the Acquired Bank’s loan portfolio including renewals, amortization, pay-offs and charge-offs.  During 2010, the discount on the Acquired Bank’s loan portfolio was reduced by an additional $19.9 million due to further activity in the portfolio.  Thus, the Bank’s total loans of $746.8 million at December 31, 2010 include a discount of $56.6 million reflecting the difference between the expected cash flows to be received and the contractually required payments on the acquired loans   Management believes the remaining discount will be sufficient to cover the remaining credit losses related to the acquired loans.

The following table presents information concerning the composition of the loans held for investment by the Bank at the dates indicated.

Table 7

LOAN PORTFOLIO COMPOSITION (Dollars in Thousands)
At December 31,
	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial	$25,451	3.41%	$28,481	3.62%	$23,552	3.93%	$27,927	4.76%	$32,545	6.09%
Real estate
Construction	55,974	7.49%	65,600	8.33%	47,726	7.96%	44,042	7.51%	42,180	7.89%
1-4 Family	319,789	42.82%	349,904	44.41%	232,429	38.76%	227,362	38.78%	208,048	38.91%
Multifamily	41,074	5.50%	38,087	4.83%	35,306	5.89%	28,871	4.93%	15,794	2.95%
Commercial	285,863	38.28%	285,382	36.22%	246,660	41.13%	243,923	41.61%	221,080	41.35%
Total real estate	702,700	94.09%	738,973	93.79%	562,121	93.74%	544,198	92.83%	487,102	91.10%
Installment and Other	18,678	2.50%	20,426	2.59%	13,973	2.33%	14,153	2.41%	15,009	2.81%

Total loans	$746,829	100.00%	$787,880	100.00%	$599,646	100.00%	$586,278	100.00%	$534,656	100.00%

As Table 7 indicates, commercial loans were $25.5 million at December 31, 2010, down $3.0 million or 10.6% from December 31, 2009 and comprised 3.4% of the total loan portfolio compared to $28.5 million comprising 3.6% of the loan portfolio at December 31, 2009 and $23.6 million comprising 3.9% of the loan portfolio at December 31, 2008.  Historically commercial and industrial (“C&I”) lending has been a small part of the Bank’s portfolio which continued to be the case in 2010.  C&I balances decreased due to the elimination of loans from the Acquisition and by reductions to outstanding balances on lines of credit as businesses made little, if any, investment in new equipment for the second straight year.  C&I loans are collateralized by general business assets such as accounts receivable, inventory and equipment and have no real estate component.

Real estate construction loans decreased $9.6 million, or 14.7% to $56.0 million, representing 7.5% of the total loan portfolio at December 31, 2010, compared to $65.6 million or 8.3% of the total loan portfolio at December 31, 2009 and $47.7 million or 8.0% of the total loan portfolio at December 31, 2008.  The decrease from 2009 to 2010 was due primarily to elimination of acquired loans.  However, the Bank’s pre-Acquisition loan portfolio also declined as the real estate market failed to rebound.  As a result, loans to individuals for construction of owner-occupied single family residences and loans to developers that provide financing for the acquisition or development of commercial real estate and residential subdivisions lagged well behind the boom years leading up to 2008.  In the challenging climate of today’s economy there were no significant new commercial real estate development loans financed by the Bank in 2010.  Loans to residential real estate developers comprise most of the dollars outstanding in real estate construction loans.  The soft real estate market increased inventories of residential real estate lots and reduced or eliminated demand for development loans in recent years.  Condominium inventories are also at historically high levels as troubled projects and single unit foreclosures clutter the market.  As a result, no new condominium projects were financed by the Bank in 2010.  Historically, real estate construction loans have been made to developers who are well known to the Bank, have prior successful project experience and are well capitalized.  The strength of these quality developers had been extremely important in the Bank’s performance during the financial crisis of 2008 and was even more of a factor in 2009 and 2010.  Loans are made to customers in the Bank’s Southeastern Wisconsin market with experience and knowledge of the local economy.  Real estate construction loans of this type are generally larger in size and involve greater risks than residential mortgage loans because payments depend on the success of the project or in the case of commercial development, successful management of the property.  The Bank will generally make credit extensions to borrowers with adequate outside liquidity to support the project in the event the actual performance is less than projected.  Developers with which the Bank does business have the ability to service the development debt personally or through their companies.  However, these individuals are not immune to a weak economy, now in its third year, and the pressure it presents for their financial situation. Guarantors and borrowers, even those with a significant net worth, may not have the willingness to pay to support a project, despite having the ability to do so.   Out-of-state real estate construction and land development loans acquired in the Acquisition continue to present a manageable challenge for the Bank.  These loans are participations in large developments that were syndicated to smaller financial institutions.  The real estate collateral for these loans is located in Arizona, California, Florida and Texas, which are among the states with the most significant devaluation of property values.  The developer loans have been recorded at significant discounts and management believes they present minimal financial risk of loss to the Corporation other than the time to monitor and assist in workout arrangements with the syndicators.

Residential real estate loans which include single family, 2-4 family dwellings and HELOCs secured by real estate decreased $30.1 million or 8.6% to $319.8 million and comprised 42.8% of the Bank’s total loan portfolio at December 31, 2010 compared to $349.9 million comprising 44.4% of the Bank’s total loan portfolio at December 31, 2009 and $232.4 million comprising 38.8% of the total loan portfolio at December 31, 2008.  The decrease is primarily due to the elimination of nonperforming acquired loans.  Reclassified loans in the amount of $5.2 million also contributed to the balance decline.   The loans were reclassified to multi-family and account for the increase to this loan category discussed below.   Loans in this segment of the portfolio have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  They provide a foundation for the sale of all other retail banking products and have always been a staple of the portfolio.  However, in the Acquisition the Bank acquired a number of residential real estate loans that do not meet the Bank’s underwriting standards.  Unpaid property taxes, negative or no equity, low credit scores and, in some cases, sub-prime loan approvals in the Acquired Bank’s loan portfolio presented significant challenges for management in 2010 as these borrowers were encouraged to bring loans current, pay delinquent taxes, refinance at another financial institution and comply with the Bank’s underwriting standards or face foreclosure.  Management believes the loans present minimal financial risk of loss as they were recorded at estimated fair market value at the time of the Acquisition.

Residential real estate loans in the portfolio have historically been originated with maturities of one, two or three years to provide a re-pricing opportunity to the Bank when rates change.  Amortization periods offered to customers are 20-25 years depending on equity and loan-to-value ratios.  Customers seeking long term rate locks choose the secondary market products offered by the Bank where rates can be fixed for 15, 20 or 30 years.    These loans are then sold and as a result, do not impact the portfolio yields nor are they a factor in interest rate risk.  Loans from the Acquisition are either one-, two- or three-year balloons or Adjustable Rate Mortgages (ARMs).  While ARMs have not been the Bank’s vehicle of choice for rate management, they serve the purpose of providing annual rate adjustments after an initial fixed rate period of three to five years.  The Bank has experienced no adverse asset-liability management impact from the Acquired Bank residential real estate loan portfolio.

Multi-family real estate loans increased $3.0 million or 7.8% to $41.1 million, representing 5.5% of the total loan portfolio at December 31, 2010 compared to $38.1 million comprising 4.8% of the total loan portfolio at December 31, 2009 and $35.3 million comprising 5.9% of the total loan portfolio at December 31, 2008.  All of the increase is due to the reclassification of acquired loans from the Acquisition.  The most common reason for the reclassification was the addition of ancillary collateral at renewal.  The loans in this category are collateralized by properties with more than four family dwelling units.  The Bank has always been conservative in requiring equity sufficient to sustain reasonable debt service coverage in the event of interest rate pressure.  Loans in this category typically have maturities of 3, 4 or 5 years and are amortized over 15-20 years.  Underwriting standards for acquired multi-family real estate loans are reasonable but generally tend to be more dependent upon appraisals of collateral than on borrower cash flow.  Again, management believes it has sufficiently accounted for these weaknesses as they are recorded at fair values at the time of the Acquisition.

Commercial real estate loans increased $0.48 million or 0.5% to $285.9 million at December 31, 2010, compared to $285.4 million at December 31, 2009 and $246.7 million at December 31, 2008.  The increase is due to new business slightly exceeding the portfolio amortization, pay-offs and elimination of nonperforming loans from the Acquisition.  During 2010 the Bank originated $27.9 million in commercial real estate loans and received amortizing payments, pay-offs and took charge-offs of $27.4 million. This category of loans made up the second largest component of the total loan portfolio at 38.3% at December 31 2010, less than single family mortgage loans which comprised 42.8% of the total loan portfolio as of that date.  Commercial real estate loans comprised 36.2% and 41.1% of the Bank’s loan portfolio at December 31, 2009 and 2008 respectively.  The decrease is attributable to the Acquisition as commercial real estate loans represented a lower percentage of the Acquired Bank’s loan portfolio than of the Bank’s historical portfolio.  The Bank’s commercial real estate lending efforts are focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations and retail facilities located in its market areas.  The Bank’s $17.9 million per-borrower legal lending limit would permit it to compete for activity in the middle market, but management prefers to seek small businesses as its target borrowers. Loans to such businesses are approved based on the creditworthiness, economic feasibility and cash flow abilities of the borrower.   The commercial real estate loans in the Acquired Bank’s loan portfolio are consistent with the Bank’s target market and since the Bank already has a presence in the Racine/Kenosha area formerly served by the Acquired Bank, management is satisfied to have the portfolio growth.  Commercial real estate, whether from the Acquisition or the Bank’s pre-Acquisition loan portfolio, is the most challenging area of loan risk facing commercial banks.  From regional banks to community banks, mounting vacancies and lowered appraisal values make lending, including refinancing matured commercial mortgage loans a significant challenge.  As stated before, management believes the recorded estimated fair values at the time of the Acquisition adequately mitigate the risk of the acquired commercial real estate loans and that the Bank’s conservative lending philosophy will help to ensure successful performance of the Bank’s portfolio in the future.

Total real estate loans decreased $36.3 million or 4.9% to $702.7 million at December 31, 2010 compared to $739.0 at December 31, 2009 primarily as result of the reduction in nonperforming acquired 1-4 family loans.  Real estate loans accounted for 94.1% of the Bank’s total loan portfolio at December 31, 2010 and comprised 93.8% and 93.7% of the Bank’s total loan portfolio at December 31, 2009 and 2008 respectively.  It is noteworthy that the percentages of real estate loans in prior years for the Bank are nearly identical to the combined percentages of real estate loan balances including the Acquired Bank’s loan portfolio.  Management saw the Acquisition as an opportunity to acquire a loan portfolio that is consistent with the Bank’s preference for real estate secured lending.

Installment loans decreased $1.7 million, or 8.6%, to $18.7 million at December 31, 2010 compared to $20.4 million at December 31, 2009 and $14.0 million at December 31, 2008 due to the elimination of acquired loans outpacing new business. These loans consist of auto loans, mobile home loans and unsecured consumer loans which have been a decreasing loan category for several years.    Auto loan volume decreased as sales of new cars declined drastically in 2009.  Despite better sales figures in 2010, the Bank does not choose to compete aggressively with promotional dealer financing rates.  The Bank has historically limited its exposure to mobile home loans and unsecured consumer loans.  However, in the Acquisition the Bank acquired a number of such consumer loans many of which, despite not meeting the Bank’s historical underwriting standards, continue to perform more than a year after the Acquisition.  For the others, and those which may become impaired in the future, management believes it has recorded the acquired loans at an appropriate fair value at the time of the Acquisition.

To ensure credit quality, overall credit management of portfolio loans in the Bank requires sound loan underwriting and administration, systematic monitoring of existing loans, effective loan review, early identification of problem loans, an adequate ALLL and valid non-accrual and charge off policies.  As the economy weakened in 2008, loan underwriting was strengthened at the Bank by reducing delegated authority for lenders in the branch locations to ensure that appropriate standards would be met on every credit request.  These precautions were extended through 2010 and deemed necessary as management believed many marketing opportunities were the result of minimally qualified borrowers, both commercial and consumer, attempting to leave their existing bank due to rate pressure, new requirements such as additional collateral or other restrictive terms.

The Bank’s loan operations center occupies a facility in the lower level of the West Allis branch, which is centrally located for the suburban and metropolitan Milwaukee offices and provides support to lending officers and loan customers.  Loan operations, documentation preparation, servicing and exception tracking take place in this facility.   Remote distribution (print-back) of prepared documents to the Bank’s branch locations via its wide area telecommunications network has made a positive contribution to loan efficiency since its roll-out and is a key factor in servicing the lenders in the Bank’s Racine and Kenosha locations.  Document preparation remains a centralized function, but electronic distribution eliminates the need for courier delivery of loan documents to the loan offices.  The loan processing department of the Acquired Bank has been integrated into the Bank’s loan operations.  Retail mortgage functions (other than underwriting, document preparation and data entry) for Freddie Mac and Fannie Mae are performed in Racine by loan services personnel from the Acquired Bank.  This post-closing activity fits nicely into a separate group but it is nevertheless managed by the Bank’s senior vice president in charge of loan operations.

The downturn of the economy in 2008 necessitated a change in collection practices for the Bank.  Increases in past dues, collection efforts, foreclosures and repossessions dictated a move to centralize all collection-related activity. A senior vice president is now involved daily with debtors, attorneys, bankruptcy trustees, repossession companies, real estate agents and buyers of assets being liquidated.  Loan losses and recoveries have been previously discussed in the narrative accompanying Table 4.  However it is worth noting the dramatic shift for the Corporation.  At December 31, 2008, the Bank had no repossessed business assets, autos or trucks, boats or recreational vehicles in its possession and had only one parcel of foreclosed property, valued at $109,500, that was sold in January 2009.  At December 31, 2009, primarily due to the Acquisition, the Bank had 46 properties in other real estate owned (“OREO”) with book values aggregating $4.7 million.  At December 31, 2010, the Bank had 49 properties in OREO with book values of $5.4 million.  The increase of $0.7 million is not simply new properties added to December 2009 OREO but reflects a continuing effort to work through the acquired loans; thus, the December 31, 2010 OREO balance represents the net effect of numerous new additions to OREO during 2010 offset by  the resolution or liquidation of 166 other problem loans during the year.    The resolution included 78 sales of OREO properties, 70 short sales with the borrower and the Bank coming to an agreement prior to foreclosure and 18 troubled loan resolutions through other means. The current centralized structure is the reason collection, repossession and liquidation is efficient.  The Bank’s goal is to minimize the delay in liquidation.  The Bank has used its own officers as the best source identifying buyers for OREO.  A list complete with color photos and summary information is published to all 90 banking officers bi-weekly.  Management believes that these officers know which of the Bank’s existing customers are in the market for real estate and thus far this strategy has proven successful, accounting for the majority of the properties sold.

As a result of the Acquisition, management estimates it will foreclose and liquidate approximately 150 properties in 2011.  Liquidation will not likely result in a decrease in capital because management expects that the fair values recorded in the Acquisition will be sufficient to cover any necessary write downs and realized losses.

The loan maturity distribution and interest rate sensitivity as of December 31, 2010 are displayed in Table 8 below.  The table displays the maturity distribution by loan classification.  Since C&I lending of $25.5 million and installment loans of $18.7 million account for only 3.4% and 2.5%, respectively, of the total selected loans, the majority of the Bank’s portfolio is collateralized by real estate.  Although not displayed in Table 8, $623.8 million or 83.5% of the total $746.8 million loan portfolio will reprice within a three year period as a result of the Bank’s use of one, two and three year notes as its primary borrowing agreement.  Real estate construction loans are typically floating rate loans with one year notes as evidenced by the fact that $33.5 million, or 59.8%, of loans in this class have maturities within one year.  Other real estate mortgage loans are predominantly notes with maturities of five years or less.  $269.2 million, or 41.6%, of this loan class will reprice in one year or less, with an additional $301.4 million, or 46.6%, maturing in more than one year but less than five years.  The remaining $76.2 million, or 11.8%, of other real estate mortgage loans mature after five years however, most of these loans have a floating or variable rate structure that allows the Bank to reprice the loan after one year through five years.

Table 8

Maturities for Selected Loan Categories

(Dollars in Thousands)

		After
	Within	One year	After
	One	Through	Five
December 31, 2010:	Year	Five years	Years	Total

Selected loan maturities:
Commercial	$13,856	$11,543	$52	$25,451
Real estate construction	33,496	22,431	46	55,973
Other real estate mortgage	269,197	301,364	76,165	646,726
Installment and other loans	4,616	10,024	4,039	18,679

Total selected loans	$321,165	$345,363	$80,302	$746,829

Sensitivity of loans due after
one year to changes in
interest rates:
Loans to fixed interest rates		$303,355	$10,634
Loans at floating/variable interest rates		42,008	69,668

Total selected loans		$345,363	$80,302

Allowance for Loan and Lease Losses

The loan portfolio is the primary asset subject to credit risk.   Credit risk is controlled and monitored through the use of lending standards, management’s strict underwriting of potential borrowers and on-going review of loan payment performance.  Managing credit risk and minimizing loan losses is a high priority for management.  Active asset quality administration, including early problem loan identification and timely resolution, aids in the management of credit risk and minimization of loan losses.

Table 9 summarizes the ALLL balances at the beginning and end of each year from 2006 - 2010, changes in the ALLL arising from loans charged off and recoveries on loans previously charged-off, additions to the allowance that have been charged to expense and selected performance ratios.

Table 9

SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

Year ended December 31,	2010	2009	2008	2007	2006

Balance of allowance for loan and lease losses at beginning of period	$6,034	$5,945	$5,758	$5,709	$5,666

Total loans charged-off	(4,551)	(3,740)	(1,229)	(597)	(293)
Total recoveries	1,114	123	116	166	96
Net loans charged-off	(3,437)	(3,617)	(1,113)	(431)	(197)

Additions to allowance charged to expense	6,930	3,706	1,300	480	240

Balance of allowance for loan and lease losses at end of period	$9,527	$6,034	$5,945	$5,758	$5,709

Total loans	$746,829	$787,880	$599,646	$586,278	$534,656
Total nonperforming loans(1)	$24,615	$15,328	$8,613	$5,612	$3,417
Ratio of allowance for loan and lease losses to total nonperforming loans	0.39%	0.39%	0.69%	1.03%	1.67%

Ratio of net loans charged-off during the period to average loans outstanding	0.45%	0.57%	0.19%	0.07%	0.04%
Ratio of allowance at end of year to total loans	1.28%	0.77%	0.99%	0.98%	1.07%

(1)This amount excludes purchased credit-impaired loans.  Purchased credit-impaired loans have evidence of pre-Acquisition deterioration in credit quality.  Fair value of these loans as of the Acquisition Date includes estimates of credit losses.

The ALLL represents management’s estimate of an amount adequate to provide for probable and inherent credit losses in the loan portfolio.  To assess the adequacy of the ALLL, management uses significant judgment focusing on specific allocations applied to loans that are identified for evaluation on an individual loan basis.  In addition, loans are analyzed on a group basis using risk characteristics that are common to groups of similar loans.  The factors that are considered include changes in the size and character of the loan portfolio, changes in the levels of impaired and nonperforming loans, historical losses in each category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and the fair value of underlying collateral as well as changes to the fair value of underlying collateral.

At December 31, 2010 the ALLL was $9.5 million, compared to $6.0 million at December 31, 2009 and $5.9 million at December 31, 2008.  As of December 31, 2010, the ratio of the ALLL to total loans was 1.28% and covered 0.39 times nonperforming loans, compared to a ratio of 0.77% covering 0.39 times nonperforming loans at December 31, 2009 and a ratio of 0.99% covering 0.69 times of nonperforming loans at December 31, 2008.  The increase in the ratio of ALLL to total loans during 2010 was due to both an increase in the ALLL as well as a decrease in total loans.  The coverage ratio of ALLL to nonperforming loans remained constant from 2009 to 2010 as both the ALLL and the total nonperforming loans, not including the acquired credit-impaired nonperforming loans, increased by similar percentages.  Nonperforming loans, not including the acquired credit impaired nonperforming loans, were $24.6 million, or 3.3% of total loans as of December 31, 2010, compared to $15.3 million, or 1.9% of total loans at December 31, 2009 and $8.6 million or 1.4% of total loans at December 31, 2008.  Net charge offs were $3.4 million, $3.6 million and $1.1 million for 2010, 2009, and 2008 respectively. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 10 summarizes the components of the ALLL at December 31, 2010, 2009 and 2008.   Because assumptions and conditions used to estimate the ALLL are subject to change, the components shown in Table 10 are not necessarily indicative of the trend of future loan losses in any particular loan category.  The Bank’s loans have historically been predominantly collateralized by real estate as shown in Table 7.

Table 10

ALLOWANCE FOR LOAN AND LEASE LOSS COMPONENTS
(Dollars in Thousands)

	December 30, 2010		December 30, 2009		December 30, 2008			December 30, 2007	December 30, 2006
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		In each		In each		In each		In each		In each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
Commercial, industrial, agricultural	$413	3.4%	$340	3.6%	$242	3.9%	$467	4.8%	$563	6.1%
Real Estate
Construction	448	7.5%	518	8.4%	1,268	8.0%	837	7.5%	894	7.9%
Commercial	2,738	38.3%	1,712	36.2%	2,231	41.1%	2,756	46.5%	2,543	44.3%
Residential	4,594	42.8%	3,159	44.4%	2,134	38.8%	1,627	38.8%	1,587	38.9%
Multifamily	1,011	5.5%	245	4.8%	-	5.9%	-	0.0%	-	0.0%
Installment loans to Individuals	242	2.5%	60	2.3%	70	2.3%	71	2.4%	122	2.8%
Other loans	81	0.0%	-	0.3%	-	0.0%	-	0.0%	-	0.0%

Total	$9,527	100.0%	$6,034	100.0%	$5,945	100.0%	$5,758	100.0%	$5,709	100.0%

At December 31, 2010, as can be seen in Table 10 above, $0.4 million of the ALLL was allocated to potential losses on commercial, industrial or agricultural loans as a result of management’s analysis of C&I loans that comprise 3.4% of total loans in the Bank’s portfolio.  This allocation represents an increase of $0.1 million from $0.3 million at December 31, 2009 when the C&I category represented 3.6% of total loans.   At December 31, 2010, $0.4 million of the ALLL was allocated to potential losses on real estate construction financing, a decrease of $0.1 million from $0.5 million at December 31, 2009.  Real estate construction financing represents 7.5% of total loans at December 31, 2010 compared to 8.4% of total loans at December 31, 2009.  Both the loans in the real estate construction category as well as the allocation to this category declined in 2010.  At December 31, 2010, $2.7 million of the ALLL was allocated to potential losses from commercial real estate loans, an increase of $1.0 million from $1.7 million at December 31, 2009.   Commercial property in the market served by the Bank began to struggle in 2010 warranting this increase.  In addition, commercial real estate mortgage loans represented 38.3% of total loans at December 31, 2010 up from 36.2% at December 31, 2009.   At December 31, 2010, $4.6 million of the ALLL was allocated to potential losses on residential real estate loans comprising 42.8% of total loans in the Bank’s portfolio. This allocation represents an increase of $1.4 million from $3.2 million at December 31, 2009, when residential real estate mortgage loans represented 44.4% of total loans.   As the economic slowdown persisted in 2010, management identified home mortgages requiring an additional allocation.  The Bank works with borrowers where possible to restructure and avoid foreclosure.   At December 31, 2010, $1.0 million of the ALLL was allocated to potential losses from multifamily real estate loans, an increase of $0.8 million from $0.2 million at December 31, 2009.   Similar to other loan categories, continued economic weakness in 2010 warranted this increase.  In addition, multifamily real estate mortgage loans represented 5.5% of total loans at December 31, 2010 up from 4.8% at December 31, 2009.   At December 31, 2010 the allocation for installment loans to individuals was $0.2 million of the total ALLL, up from $0.1 million at December 31, 2009.  Installment loans represented 2.5% of total loans at the Bank in 2010, up from 2.3% in 2009.

Total loans significantly decreased during 2010 as the acquired loan portfolio issues were addressed and the bank maintained its historical conservative underwriting standards.  Credit administration continues to remain a high priority, with management monitoring the Corporation’s loan portfolio to identify potential loan loss situations and to address any weaknesses promptly.  This will continue to be important going forward given the historical weak underwriting standards implicit in the loan portfolio of the Acquired Bank.  Management believes the ALLL to be adequate at December 31, 2010.

Potential Problem Loans

Management uses an internal asset classification system as a means of reporting problem and potential problem assets.  At the quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention”, “Substandard” and “Doubtful” for the previous thirteen months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off.  Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch.

The determination as to the classification of assets and the amount of valuation allowance is subject to review by the OCC, the Bank’s primary regulator, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially adjust its allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  The Bank analyzes its process regularly, with modifications made if needed, and reports those results four times per year at meetings of the Board of Directors.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Bank with liquidity, flexibility in asset/liability management, a source of stable income, and is structured to minimize the Corporation’s credit exposure.  It is the practice of the Corporation to hold securities to maturity.

Table 11

INVESTMENT SECURITIES PORTFOLIO (Dollars in Thousands)

At December 31,	2010		2009			2008
Investment securities held-to-maturity	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total

Obligations of:
States and political subdivisions (tax-exempt)	$41,292	18.1%	$42,834	22.6%	$40,524	38.0%
States and political subdivisions (taxable)	10,023	4.4%	2,435	1.3%	3,040	2.9%
U.S. government sponsored entities	176,389	77.4%	144,270	76.0%	60,890	57.1%
Other	100	0.1%	250	0.1%	2,197	2.0%
Total investment securities	$227,804	100.0%	$189,789	100.0%	$106,651	100.0%

Fair value of investment securities	$227,277		$191,485		$108,275

Total assets at year end	$1,141,687		$1,125,709		$792,933

Average earning assets	$1,014,977		$766,717		$698,830

The total investment securities portfolio increased $38.0 million or 20.0% to $227.8 million at December 31, 2010 compared to $189.8 million at December 31, 2009 and $106.7 million at December 31, 2008.  At December 31, 2010 the total carrying value of investment securities represented 20.0% of total assets, compared to 16.9% at December 31, 2009 and 13.5% at December 31, 2008.  The increase in the investment securities portfolio during 2010 was due to the reinvestment of excess liquidity created by deposit growth and a decline in total loan balances during the year.

States and political subdivisions (tax-exempt) investment securities decreased $1.5 million or 3.6% to $41.3 million at December 31, 2010 compared to $42.8 million at December 31, 2009 and $40.5 million at December 31, 2008.  States and political subdivisions (taxable) investment securities increased $7.6 million or 311.6% to $10.0 million at December 31, 2010 compared to $2.4 million at year end 2009 and $3.0 million at December 31, 2008.  Municipal investments (tax-exempt and taxable) represent 22.5% of total investment securities at December 31, 2010 compared to 23.9% and 40.8% respectively at December 31, 2009 and 2008.  Management maintains overall quality as well as addresses its asset/liability management concerns by limiting purchases to rated investments of high quality or, on a limited basis, to well known local non-rated issues.  Diversity in the securities portfolio is maintained by limiting the amount of investment to any single debtor in the municipal category. At December 31, 2010, the Bank’s securities portfolio did not contain any obligations of any single issuer that were payable by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 3.7% of stockholders’ equity.

Investments in securities of U.S. government sponsored entities (“GSEs”) increased $32.1 million to $176.4 million at December 31, 2010 compared to $144.3 million at year end 2009 and $60.9 million at year end 2008. Investments include three GSEs; the Federal Home Loan Bank, the Federal National Mortgage Association (Fannie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac). Investments in GSE securities represented 77.4% of total investment securities at December 31, 2010 compared to 76.0% and 57.1%, respectively, in 2009 and 2008.  The relative increase in GSEs was due to excess liquidity created by the significant influx of deposits during 2010 compounded by  the decrease in demand for loans.  Many of the GSEs purchased during 2010 represented relatively attractive yields initially with step-up features in which the yields are scheduled to increase in future periods.  While the Federal Home Loan Bank is a U.S. government sponsored entity, the Bank’s investments in Federal Home Loan Bank securities are not guaranteed by the U.S. Government.  These securities have relatively long maturities but are callable.

The following table sets forth the maturities of investment securities at December 31, 2010, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

Table 12

INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION

(Dollars in Thousands)

	Within One Year		After One Within Five Years		After Five Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of:

States and political subdivisions (tax-exempt)	$4,571	6.12%	$32,106	4.59%	$4,615	4.68%
States and political subdivisions (taxable)	435	5.64%	9,491	2.36%	97	2.90%
U.S. government sponsored entities	46,419	1.25%	45,000	1.11%	84,970	1.52%
Corporate entities	50	5.25%	50	2.57%	-	0.0%
	$51,475		$86,647		$89,682

Tax equivalent adjustment for calculation of yield	$108		$503		$73

Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

As indicated in Table 12, $51.5 million or 22.6% of total investment securities mature within one year.  An additional $86.6 million or 38.0% matures after one year and within five years.  The remaining $89.7 million or 39.4% have maturities extending beyond 5 years.  Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.  Many of the GSEs purchased during 2010 have step-up features in which the interest rate paid on the security is scheduled to increase in future years.  While these securities have maturities greater than five years, $81.1 million are callable by the issuers.

Deposits

Deposits are the Bank’s largest source of funds. The Bank competes in Southeastern Wisconsin with other financial institutions such as banks, thrifts and credit unions, as well as non-bank institutions, for retail and commercial deposits.  The Bank continues to market its checking accounts and had continued success in 2010 with completely free checking (non-interest-bearing), several options for interest-bearing checking and for Investor Checking, a tiered product.  The interest-bearing checking options offered are desirable to the Bank as low cost core deposit growth.  Depositors earn interest, but the yields paid on these products are low compared to other funding costs.  Upon the Acquisition the Acquired Bank’s interest rates were modified to be consistent with the Bank’s prevailing rates and the conversion of the deposit products occurred in conjunction with the Bank’s data conversion completed in March of 2010.

Table 13

AVERAGE DAILY BALANCE OF DEPOSITS AND AVERAGE RATE PAID ON DEPOSITS (Dollars in Thousands)

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$156,011	-%	$127,301	-%	$125,217	- %

Transaction Accounts	247,950	0.35%	171,761	0.57%	170,192	1.20%
Money Market Accounts	155,195	0.85%	101,811	1.25%	77,411	1.86%
Savings	164,378	0.31%	142,142	0.41%	132,643	0.64%
Time deposits (excluding time certificates of deposit of $100,000 or more)	124,966	1.35%	65,039	4.47%	77,693	4.92%
Time deposits ($100,000 or more)	104,045	1.30%	100,049	1.51%	55,310	2.22%

	$952,545		$708,103		$638,466

For the year ended December 31, 2010 average daily deposits were $952.5 million, an increase of $244.4 million or 34.5% over December 31, 2009.  The Acquisition accounted for the majority of the increase in average daily deposits with the remaining increase due to organic deposit growth.

Average non-interest-bearing demand deposits increased $28.7 million or 22.6% to $156.0 million at December 31, 2010 from $127.3 million at December 31, 2009.  The increase was primarily due to the Acquisition as well as organic deposit growth.

Transaction accounts consist of interest-bearing checking held by individuals, municipalities, non-profit organizations and sole proprietorships.  Average transaction accounts increased $76.2 million or 44.3% to $248.0 million at December 31, 2010 due primarily to the Acquisition.  The blended rate for all transaction accounts in 2010 was 0.35% a decrease of 22 bp from 0.57% in 2009 and 85 bp from 1.20% in 2008.

The average daily balance of money market deposit accounts increased $53.4 million or 52.4% to $155.2 million for 2010 compared to $101.8 million and $77.4 million for 2009 and 2008, respectively.  The increase in money market accounts during 2010 is due to the attractive interest rates paid on this product relative to certain transaction accounts and certificates of deposits as well as increased volume from the Acquisition.  The yield on money market deposits decreased 40 bp to 0.85% for 2010 from 1.25% in 2009 and 101 bp from 1.86% in 2008.

The average daily balance of savings accounts increased $22.2 million or 15.6% to $164.4 million for the year ended December 31, 2010 from $142.2 million and $132.6 million at December 31, 2009 and 2008, respectively.  The yield on basic savings was 0.20% in 2010, 0.25% in 2009 and 0.40% in 2008.  Savings sweep accounts for businesses increased the blended savings yields to 0.31%, 0.41% and 0.64% for 2010, 2009 and 2008, respectively.  The sweep rates are tied to the Fed funds rate and vary as that index moves.

The average daily balance of time deposits increased by $63.9 million, or 38.7% to $229.0 million at December 31, 2010, from $165.1 million at December 31, 2009 and $133.0 million at December 31, 2008.  While the average balances on time deposits have increased due to the Acquisition, this is partially offset by some of these deposits moving from fixed rate products into floating interest rate products, such as money market accounts, while interest rates have been at very low levels during 2010.  Within that total, time deposits $100,000 or more increased $4.0 million or 4.0% to $104.0 million at year-end 2010 from $100.0 million and $55.3 million at December 31, 2009 and 2008 respectively.  Time deposits less than $100,000 increased $60.0 million or 92.1% to $125.0 million at year-end 2010 from $65.0 million and $77.7 million at December 31, 2009 and 2008, respectively.  The yield on time deposits $100,000 or more was 1.30% in 2010, down from 1.51% in 2009 and 2.22% in 2008.  The average yields are lower on the larger certificates of deposit (CDs) than on time deposits less than $100,000.

A total of $22.6 million or 25.6% of time deposits in amounts $100,000 or more mature in three months or less, an additional $12.1 million or 13.8% mature between 3 and 6 months, and $35.2 million or 40.0% mature between 6 and 12 months, making the total maturing in one year or less $69.9 million or 79.4%, as shown in Table 14.  As a result, these investments earn a lower yield (being on the short end of a normal yield curve) and because they mature faster, renew at lower rates given the relatively low interest rate environment of 2010.  As shown in Table 13, the yield on time deposits excluding time deposits of $100,000 or more was 1.35% in 2010, down from 4.47% in 2009 and 4.92% in 2008.  Certificate of deposits less than $100,000 have a more even maturity distribution from short term to 60 months, which is the longest investment term offered by the Bank. Therefore, these depositors earn higher rates as deposits are spread evenly throughout the yield curve and do not reprice at lower rates as quickly.

The Bank has no brokered certificates of deposit and does not participate in any CDars programs.  Certificate of deposits of $100,000 or more are generally drawn from the Bank’s market and from its customers.  Core deposits are crucial to the success of a financial institution and the Corporation considers these certificates of deposit in amounts of $100,000 or more to be core deposits.

Table 14

MATURITY DISTRIBUTION TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER (Dollars in Thousands)

Three months or less	$22,566
After 3 through 6 months	12,114
After 6 through 12 months	35,190
After 1 year through 2 years	6,613
After 2 years through 3 years	5,413
After 3 years through 4 years	1,549
After 4 years through 6 years	4,589
$88,034

Other Funding Sources

The Bank meets daily funding needs through other short-term borrowings; principally its Fed funds facilities with three correspondent banks and one secured facility; treasury, tax and loan (“TT&L”) with the U.S. Treasury and a short-term borrowing facility from the Federal Reserve Bank of Chicago.  The Bank had no Fed funds purchased at December 31, 2010, 2009 or 2008.  TT&L borrowings totaled $4.8 million, $1.8 million and $3.9 million at December 31, 2010, 2009 and 2008, respectively.  The Fed funds purchased facility is a non-collateralized overnight borrowing.  The TT&L notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities.  The funds are placed with the Bank at the discretion of the U.S. Treasury and may be called at any time.

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

It has been management’s practice not to sell portfolio loans or securities prior to maturity.  The use of available credit facilities has been the principal source of liquidity when needed.   At December 31, 2010, the Bank has a combined $75 million approved Fed funds purchased facility with three correspondent banks and has the ability to borrow an additional $80.8 million under a short-term facility at the Federal Reserve Bank of Chicago.  Management has avoided the use of brokered deposits; however the Bank has, through its normal day-to-day activity, developed deposit relationships with a number of local government entities and has pledged securities and loans to these depositors to meet their collateral requirements.  The Bank continues to attract deposits by offering competitive deposit rates and by offering a high level of service with extended hours, seven days per week banking and forty-five locations in Southeastern Wisconsin.

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

Table 15

CAPITAL
(Dollars and Share Numbers in Thousands)

Year ended December 31,	2010	2009	2008
Total stockholders' equity	$114,335	$121,396	$108,936
Tier 1 capital	112,741	119,226	108,936
Total capital	122,268	125,260	114,881
Book value per common share	12.84	13.63	12.23
Cash dividends per common share	2.40	1.08	1.04
Equity to assets ratio (average equity divided by average total assets)	10.01%	10.78%	13.74%
Tier 1 leverage ratio	10.37%	12.03%	14.26%
Tier 1 risk-based capital ratio	14.52%	15.09%	18.02%
Total risk-based capital ratio	15.75%	15.86%	19.00%
Shares outstanding (period end)	8,905	8,905	8,905
Basic shares outstanding (average)	8,905	8,905	8,903
Diluted shares outstanding (average)	8,905	8,905	8,903

Total stockholders’ equity at December 31, 2010 decreased $7.1 million to $114.3 million, or $12.84 book value per common share compared with $121.4 million, or $13.63 book value per common share at December 31, 2009 and $108.9 million, or $12.23 book value per common share at December 31, 2008.

The decrease in stockholders’ equity during 2010 was the result of the Corporation’s regular quarterly dividend payments of $0.30 per share made in January, April, July and October of 2010 in addition to the declaration of a special dividend of $1.20 per share paid on December 10, 2010 to shareholders of record date at November 30, 2010.  This dividend was intended to prepay 2011 dividends due to the possibility of less favorable tax treatment of dividend income in 2011.  As a result of the dividend paid in December of 2010, the Board intends to significantly reduce or eliminate dividend payments for the remainder of 2011.  The Board intends to resume quarterly dividend payments after 2011, however there can be no assurance that the Corporation will be able to do so.  The Board will review earnings, monitor regulatory developments and consider other appropriate factors at that time relative to declaring future dividends.  This increase in the dividend was offset by growth in retained earnings from the Bank’s strong earnings for the year.  Stockholders’ equity to assets at December 31, 2010 was 10.01%, down from 10.78% at December 31, 2009 and 13.74% at December 31, 2008.  The reason for the decline is due to the special pre-paid dividend in 2010 and the asset growth resulting from the Acquisition which outpaced the increase in retained earnings during 2009.

As previously discussed, cash dividends paid in 2010 were $2.40, which consisted of regular dividends of $1.20 and a special pre-paid dividend of $1.20 compared to regular cash dividends of $1.08 in 2009 and $1.04 in 2008.

As of December 31, 2010 the Corporation’s Tier 1 leverage ratio was 10.37% compared to 12.03% at December 31, 2009 and 14.26% at December 31, 2008.  Tier 1 risk-based capital ratios were 14.52%, 15.09% and 18.02%, respectively, and total risk-based capital ratios were 15.75%, 15.86% and 19.00%, respectively for years ended 2010, 2009 and 2008.  All ratios are significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes that the Corporation has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Off-Balance Sheet Arrangements

The Bank uses certain derivative financial instruments to meet the ongoing credit needs of its customers and to manage the market exposure of its residential loans held for sale and its commitments to extend credit for residential loans.  Derivative financial instruments include commitments to extend credit and forward loan sale commitments.  The Bank does not use interest rate contracts (e.g. swaps, caps or floors) or other derivatives to manage interest rate risk and has none of these instruments outstanding at December 31, 2010 or 2009.  The Bank, through its normal operations, does have loan commitments and standby letters of credit outstanding as of December 31, 2010 in the amount of $106.9 million and $3.4 million, respectively.  These items are further explained in Note 17 of Notes to Consolidated Financial Statements.

Table 16

CONTRACTUAL OBLIGATIONS PAYMENTS DUE BY PERIOD AT DECEMBER 31, 2010 (In Thousands)

		Less One	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Certificates of Deposit and Other Time Deposits	$211,086	$174,628	$26,800	$2,959	$6,699
Short-Term Debt Obligations	4,816	4,816	-	-	-
Minimum Operating Lease
Obligations	4,474	1,199	1,679	1,281	315

Total	$220,376	$180,643	$28,479	$4,240	$7,014

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

Interest Rate Risk

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and pays on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to changes in profit margins (or losses) if it cannot adapt to interest rate changes.  Interest Rate Risk (“IRR”) is the exposure of an organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value.  However, excessive levels of IRR could pose a significant threat to the Bank’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Bank’s safety and soundness.

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

Several ways an institution can manage IRR include selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities by shortening terms of new loans or investments.  The Bank has employed all these strategies in varying degrees. An institution might also invest in more complex financial instruments intended to hedge or otherwise mitigate IRR. Interest rate swaps, futures contracts, options on futures and other such derivative financial instruments are often used for this purpose. The Bank has never purchased any of these types of derivative financial instruments.

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

At December 31, 2010, the Bank’s balance sheet was asset sensitive to interest rate movements for principal amounts maturing in one year.  Asset sensitive means that assets will reprice faster than liabilities.  In a rising rate environment, an asset sensitive bank will generally benefit.  Liability sensitive means interest-bearing deposits will reprice faster than assets.  In a rising rate environment a liability sensitive bank will generally not benefit.

Table 17

TRI CITY BANKSHARES CORPORATION QUANTITATIVE DISCLOSURES OF MARKET RISK (Dollars in Thousands)

December 31, 2010
	Principal Amount Maturing in:							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10
Rate-sensitive assets:
Fixed interest rate loans	$231,756	$122,142	$151,804	$19,135	$9,307	$10,634	$544,778	$550,290
Average interest rate	6.44%	6.69%	6.53%	6.30%	6.47%	5.87%	6.51%
Variable interest rate loans	$90,376	$14,458	$16,326	$9,806	$1,418	$69,667	$202,051	$204,095
Average interest rate	4.52%	4.67%	4.87%	4.47%	6.97%	6.20%	5.15%
Fixed interest rate securities	$51,474	$11,778	$16,459	$8,175	$10,235	$8,592	$106,714	$108,137
Average interest rate	1.51%	2.63%	1.73%	3.15%	1.66%	1.60%	1.81%
Variable interest rate securities	$-	$-	$20,000	$-	$20,000	$81,090	$121,090	$119,139
Average interest rate	-%	-%	.50%	-%	1.00%	1.22%	1.06%
Other interest bearing assets	$88,222						$88,222	$88,222
Average interest rate	.15%						.15%

Rate-sensitive liabilities:
Savings and interest-bearing
Checking	$644,240						$644,240	$644,240
Average interest rate	.47%						.47%
Time deposits	$174,628	$15,770	$11,030	$2,959	$6,699	$-	$211,086	$208,848
Average interest rate	1.36%	2.15%	3.91%	2.87%	2.20%	-%	1.60%
Variable interest rate
Borrowings	$4,816						$4,816	$4,816
Average interest rate	.05%						.05%

December 31, 2009
	Principal Amount Maturing in:							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09
Rate-sensitive assets:
Fixed interest rate loans	$286,157	$169,399	$126,860	$35,659	$16,701	$11,235	$646,011	$647,244
Average interest rate	6.23%	6.39%	6.30%	6.25%	5.85%	5.77%	6.27%
Variable interest rate loans	$34,825	$16,438	$3,459	$3,328	$1,543	$82,275	$141,869	$142,139
Average interest rate	3.38%	3.44%	3.70%	4.53%	4.23%	5.80%	4.83%
Fixed interest rate securities	$3,333	$11,020	$16,047	$12,428	$12,680	$19,985	$75,493	$77,609
Average interest rate	5.39%	5.61%	5.65%	4.54%	3.52%	4.26%	4.72%
Variable interest rate securities	$-	$-	$-	$-	$500	$113,796	$114,296	$113,876
Average interest rate	-%	-%	-%	-%	2.00%	2.99%	2.99%
Other interest bearing assets	$39,738						$39,738	$39,738
Average interest rate	.12%						.12%

Rate-sensitive liabilities:
Savings and interest-bearing
Checking	$595,129						$595,129	$595,129
Average interest rate	.69%						.69%
Time deposits	$193,831	$23,397	$7,449	$8,846	$1,513	$1,513	$236,551	$234,551
Average interest rate	2.16%	2.65%	3.53%	4.43%	2.80%	2.80%	2.35%
Variable interest rate
Borrowings	$1,812						$1,812	$1,812
Average interest rate	.49%						.49%

As indicated in Table 17, the majority of the Bank’s earning assets mature within the next three years.  Fixed interest rate loans in the amount of $231.8 million, $122.2 million and $151.8 million mature respectively in 2011, 2012 and 2013.  These fixed-rate loans total $505.7 million or 91.2% of all fixed-rate loans at December 31, 2010. As of December 31, 2009 fixed rate loans maturing in three years or less were $582.4 million or 90.2% of all fixed rate loans.  Although there was a significant decrease in fixed rate loans during 2010, the maturity distribution indicates very little change from December 31, 2009.  The Bank’s traditional vehicles for lending remains residential real estate loans and commercial real estate loans held in its portfolio with a note maturity of one to three years.  The average interest rate on total fixed rate loans increased 24 bp to 6.51% for 2010 from 6.27% in 2009 due to strong pricing discipline on renewed loans.

The Bank also offers lines of credit to businesses and HELOCs to consumers.  These loans typically have floating rates indexed to the Bank’s reference rate or, in the case of HELOCs, to the prime rate as published by the Wall Street Journal.  Total variable interest rate loans increased $60.2 million or 42.4% to $202.1 million at December 31, 2010 from $141.9 million at December 31, 2009.  The maturity distribution of variable interest rate loans is not a measure of interest rate risk, as interest rates are adjusted daily for most commercial lines and HELOCs when the associated index changes.  The average interest rate on variable rate loans increased to 5.15% as of December 31, 2010 compared to 4.83% as of December 31, 2009 due to strong pricing discipline on renewed loans.

As indicated in Table 17, investment securities at December 31, 2010 comprised $106.7 million in fixed rate investments and $121.1 million in variable rate investment securities totaling $227.8 million, an increase of $38.0 million or 20.0% compared to $189.8 million at December 31, 2009.  The increase in investment securities was the result of the excess liquidity generated as total loans decreased while deposits increased during 2010.

Fixed rate investment securities increased $31.2 million or 41.4% to $106.7 million at December 31, 2010 compared to $75.5 million at December 31, 2009.  The majority of the excess liquidity generated during 2010 was invested in short-term fixed rate securities while interest rates are low that the Bank will have the opportunity to reprice at higher interest rates as they mature.  On December 31, 2010, $8.6 million or 8.1% of the $106.7 million of fixed-rate investment securities had maturities greater than five years (after 2015).  On December 31, 2009, $20.0 million or 26.5% of a total of $75.5 million fixed rate investment securities had maturities greater than five years (after 2014).  As a result of investing in securities with shorter term maturities during a period of very low interest rates, the average interest rate on the fixed rate investment securities decreased 291 bp to 1.81% at December 31, 2010 from 4.72% at year end 2009.

Variable rate investment securities increased $6.8 million or 5.9% to $121.1 million at December 31, 2010 compared to $114.3 million at December 31, 2009.  While the amount of variable rate investment securities only increased modestly, the majority of the variable rate investment securities purchased in 2009 and in the early part of 2010 were called during the year as interest rates continued to decline.  As a result, there was a significant amount of variable rate investment securities purchased during 2010 with similar structures of those that were called but with significantly lower interest rates.  Many of these securities provide relatively attractive yields initially and also provide a degree of protection for rising interest rates, with step-up features in which the yields are scheduled to increase in future periods.  The maturity distribution of variable interest rate investment securities is not a measure of interest rate risk as a result of the step up feature. Of the $121.1 million in variable rate securities which have maturities between 2013 and 2020, all have annual or bi-annual rate adjustments beginning in 2011, 2012 or 2013.  Variable investment securities in the amount of $39.8 million have an initial adjustment in 2011, $45.3 million have an initial adjustment in 2012 and $36.0 million have an initial adjustment in 2013.  The variable rate investment securities continue to be callable by the issuer.  On December 31, 2010, $81.1 million or 67.0% of a total of $121.1 million of the variable rate investment securities had maturities greater than five years (after 2015).  On December 31, 2009, $113.8 million or 99.6% of a total of $114.3 million of the variable rate investment securities had maturities greater than five years (after 2014).  As a result of re-investing funds that were called during a period of very low interest rates, the average interest rate on the variable rate investment securities decreased 193 bp to 1.06% at December 31, 2010 from 2.99% at year end 2009.

At December 31, 2010, other interest-bearing assets consisting of overnight funds invested as Fed funds sold to a correspondent bank were $88.2 million with an average interest rate of 0.15% compared to other interest-bearing assets of $39.7 million with an average rate of 0.12% at December 31, 2009.

Rate-sensitive liabilities create funding that is predominantly short term, with $644.2 million in savings and interest bearing checking accounts at December 31, 2010 that have no stated maturity and are considered to be floating rate funds.  This is an 8.3% or $49.1million increase from $595.1 million in 2009, which is primarily due to core deposit growth as well as a seasonal increase in municipal deposits in the fourth quarter.  Historically, the Bank has relied on core deposit growth in these areas because funding costs for both products are the lowest of the various interest bearing products offered by financial institutions.  The average interest rate on savings and interest-bearing checking decreased 22 bp to 0.47% at December 31, 2010 from 0.69% at December 31, 2009. Time deposit balances maturing in one year or less decreased $19.2 million or 9.9% to $174.6 million at December 31, 2010 compared to $193.8 million at December 31, 2009.   Time deposit balances maturing in 2012 through 2015 at December 31, 2009 decreased $4.7 million or 11.5% from balances at December 31, 2009.  There were no time deposit balances maturing after 2015 at December 31, 2010 compared to $1.5 million at December 31, 2009.  In total time deposits decreased $25.5 million or 10.8% to $211.1 million at December 31, 2010 compared to $236.6 million at December 31, 2009 as customers moved funds out of fixed rate instruments into variable interest rate instruments during the bottom of the interest rate cycle.  The average interest rate of time deposits decreased 75 bp to 1.60% at December 31, 2010 from 2.35% at December 31, 2009.

The Corporation’s funding acquisition and deployment strategy, management reporting and board approved limits target a cumulative ratio of 1.0 for Rate Sensitive Assets vs. Rate Sensitive Liabilities (“RSA/RSL”) at one year.  The Bank RSA/RSL ratio is 1.02 at December 31, 2010 (where a cumulative ratio of 1.0 is balanced and neither asset nor liability sensitive after one year).  The asset sensitive difference of 0.02 means that $12.9 million more earning assets will be rate adjusted than interest bearing liabilities at December 31, 2010.   As of December 31, 2010, the 12 month weighted liability gap is $77.4 million, a decrease of $16.0 million from a $93.4 million weighted liability gap at December 31, 2009.  The weighted gap indicates the excess average balance of liabilities (in the case of a liability sensitive company) subject to re-pricing earlier than assets.  The ratio and analysis includes assumptions that closely follow the Bank’s techniques for managing risk; lagged interest rate adjustments, administered rate products, rate adjustment of cash flow from amortization and prepayment of loans through reinvestment, and the reinvestment of maturing assets and liabilities.  In this case, the 12 month weighted liability gap is due to more floating rate liabilities than floating rate assets that can be immediately repriced.

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

Table 18

	Net Interest Income Over One Year Horizon

	Amount	Dollar Change	Percentage Change

+200 bps	$102,086	$3,668	3.7%
+100 bps	101,453	3,036	3.1%
Base	98,417	0	0.0%
-100 bps	95,939	(2,478)	(2.5)%
-200 bps	88,228	(10,189)	(10.35)%

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

Tri City Bankshares Corporation

Selected Financial Data

	2010	2009	2008	2007	2006
Total interest income	$61,928,649	$44,386,514	$43,451,436	$45,067,344	$40,923,621
Total interest expense	5,712,618	6,953,466	9,517,508	12,574,378	10,592,023
Net interest income	56,216,031	37,433,048	33,933,928	32,492,966	30,331,598
Provision for loan losses	6,930,000	3,705,555	1,300,000	480,000	240,000
Net interest income after provision for loan losses	49,286,031	33,727,493	32,633,928	32,012,966	30,091,598
Income from operations	22,684,042	14,238,331	16,316,874	15,260,616	14,087,241
Acquisition-related gain	-	21,474,123	-	-	-
Income before income taxes	22,684,042	35,712,454	16,316,874	15,260,616	14,087,241
Provision for income tax	8,374,000	13,635,000	5,292,500	5,284,000	4,803,500
Net income	14,310,042	22,077,454	11,024,374	9,976,616	9,283,741

Basic earnings per share	1.61	2.48	1.24	1.13	1.06
Cash dividends declared per share	2.40	1.08	1.04	1.00	.88

Average daily balances: (amounts in thousands)

Total assets	1,086,867	827,040	753,583	732,209	710,756
Total net loans	763,597	630,240	580,906	543,338	509,365
Held to maturity investment securities	202,495	112,707	107,885	117,489	129,435
Total deposits	952,545	708,103	638,466	611,833	603,006
Total stockholders’ equity	122,393	109,502	107,954	105,133	100,627

Tri City Bankshares Corporation

Market for Corporation’s Common Stock

And Related Stockholder Matters

The Corporation’s stock is quoted over-the-counter on the OTCQB bulletin board under the trading symbol “TRCY” and on the Pink Sheets under the trading symbol “TRCY.PK.”  Over-the-counter quotations do not reflect retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  Trading in the Corporation’s stock is limited and sporadic and the Corporation believes that no established trading market exists for its stock.  The following table sets forth the high and low bid quotations as quoted on the OTCQB for the Corporation’s stock for the past two years.

	OTCQB Pink Quote
	Bid Quotations

Fiscal Quarter Ended	High	Low

March 31, 2009	$ 14.50	$ 10.05
June 30, 2009	16.50	12.00
September 30, 2009	17.25	14.50
December 31, 2009	19.50	14.75
March 31, 2010	19.50	17.01
June 30, 2010	19.50	18.00
September 30, 2010	19.25	18.25
December 31, 2010	22.75	17.55

As of December 31, 2010, the number of holders of record of the Corporation’s common stock was 621.

The Corporation declared four $0.30 per share quarterly cash dividends in 2010.  These dividends were declared on December 9, 2009, and April 14 and July 14, 2010 payable on January 14, May 6, July 12 and October 14, 2010, respectively.  Quarterly dividends of $0.27 per share were paid each of the four quarters of 2009.  An additional prepaid dividend for 2011was declared of $1.20 per share on October 13, 2010, payable on December 10, 2010, in anticipation of potential tax law changes there were expected to but have not occurred to date  in 2011.

The Corporation is not party to any loan agreement, indenture or other agreement which restricts its ability to pay dividends; however, the Wisconsin Business Corporation Law authorizes directors to declare and pay cash dividends only out of the Corporation’s unreserved and unrestricted earned surplus.  See Note 16 to consolidated financial statements for restrictions imposed by regulatory agencies upon the Bank’s ability to transfer funds to the parent corporation.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total stockholder return on the Corporation's common stock over the last five fiscal years compared to the returns of the Standard & Poor's 500 Stock Index and S&P 500 Commercial Banks Index compiled by Standard & Poor's and consisting of 20 regional banks, assuming that $100 is invested on December 31, 2005 with dividends reinvested.

TRI CITY FIVE YEAR STOCK PERFORMANCE
With Dividend Reinvestment
250
200
150
100
50
0
Dollars
2005
2006
2007
2008
2009
2010
Years ended December 31
TRI CITY
S&P 500
S&P 500 COMMERCIAL BANKS

FIVE YEAR STOCK PERFORMANCE
PERIOD		S&P 500 COMMERCIAL	TRI CITY
(FISCAL YEAR COVERED)	S&P 500	BANKS	BANKSHARES

2005	100.00	100.00	100.00
2006	115.79	115.60	107.44
2007	122.15	89.37	109.15
2008	76.95	56.61	83.84
2009	97.31	52.80	122.64
2010	111.97	63.94	129.11

The Corporation’s stock is traded on the over-the counter market (OTCQB) under the trading symbol “TRCY”.  Trading in the Corporation’s stock is limited and sporadic and the Corporation believes that no established trading market for the Corporation’s stock exists.  Prior to January 2008 the Corporation maintained an automatic Dividend Reinvestment Plan (“DRIP”).  For purposes of the DRIP,  the Board of Directors was required to establish the “Fair Market Value” of the Corporation’s stock on a quarterly basis based on factors set forth in the DRIP.  The Corporation common stock values above through 2007 are based on the Fair Market Value established under the DRIP over the periods indicated.  From January 2008 forward the values are based on the closing bid quotations for the Corporation’s common stock on the last trading day of each fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tri City Bankshares Corporation

We have audited the accompanying consolidated balance sheets of Tri City Bankshares Corporation and subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri City Bankshares Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and cash flows for each of the three years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Milwaukee, Wisconsin

March 23, 2011

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

ASSETS

	2010	2009
Cash and due from banks	$39,849,020	$60,364,695
Federal funds sold	88,221,710	39,737,847
Cash and cash equivalents	128,070,730	100,102,542
Held to maturity securities, fair value of $227,276,572 and $191,484,866 as of 2010 and 2009, respectively	227,803,832	189,788,913
Loans held for investment, less allowance for loan and lease losses of $9,526,592 and $6,034,187 as of 2010 and 2009, respectively	737,302,103	781,845,638
Premises and equipment - net	20,321,474	20,021,428
Cash surrender value of life insurance	12,024,264	11,552,684
Mortgage servicing rights - net	1,702,696	1,794,635
Core deposit intangible	1,423,354	1,991,066
Other real estate owned	5,407,205	4,681,481
Accrued interest receivable and other assets	7,631,485	13,930,465
TOTAL ASSETS	$1,141,687,143	$1,125,708,852

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand	$163,121,460	$156,303,510
Savings and NOW	644,239,785	595,129,305
Other time	211,086,047	236,550,882
Total Deposits	1,018,447,292	987,983,697
Other borrowings	4,815,964	1,812,016
Accrued interest payable and other liabilities	4,089,334	14,516,835
Total Liabilities	1,027,352,590	1,004,312,548

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding in 2010 and 2009	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	78,886,168	85,947,919
Total Stockholders' Equity	114,334,553	121,396,304
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,141,687,143	$1,125,708,852

See accompanying notes to consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
INTEREST INCOME
Loans	$56,721,563	$40,125,009	$38,828,304
Investment securities
Taxable	3,643,942	2,792,315	3,036,762
Tax exempt	1,482,349	1,412,812	1,480,986
Federal funds sold	61,469	21,806	86,058
Other	19,326	34,572	19,326
Total Interest Income	61,928,649	44,386,514	43,451,436
INTEREST EXPENSE
Deposits	5,711,774	6,922,648	9,388,654
Federal funds purchased	-	-	107,464
Other borrowings	844	30,818	21,390
Total Interest Expense	5,712,618	6,953,466	9,517,508
Net Interest Income before Provision for Loan Losses	56,216,031	37,433,048	33,933,928
Provision for loan losses	6,930,000	3,705,555	1,300,000
Net Interest Income after Provision for Loan Losses	49,286,031	33,727,493	32,633,928
NONINTEREST INCOME
Service charges on deposits	10,180,904	9,921,208	9,574,566
Loan servicing income	349,842	(31,636)	179,381
Net gain on sale of loans	1,421,550	2,320,738	387,036
Increase in cash surrender value of life insurance	471,581	505,093	464,465
Bargain purchase gain	-	21,474,123	-
Non-accretable loan discount	2,268,873	661,633	-
Other income	1,783,786	1,220,350	2,279,620
Total Noninterest Income	16,476,536	36,071,509	12,885,068
NONINTEREST EXPENSES
Salaries and employee benefits	22,738,774	17,670,068	16,240,596
Net occupancy costs	3,958,806	3,266,406	2,930,770
Furniture and equipment expenses	2,200,688	1,895,944	1,621,313
Computer services	3,504,256	3,226,850	2,642,398
Advertising and promotional	1,173,330	976,295	1,018,367
Regulatory agency assessments	2,459,307	1,098,865	266,943
Office supplies	834,013	717,815	718,208
Acquisition expenses	370,214	619,902	-
Core deposit intangible amortization	567,713	111,934	-
Other expenses	5,271,424	4,502,469	3,763,527
Total Noninterest Expenses	43,078,525	34,086,548	29,202,122
Total Income before Taxes	22,684,042	35,712,454	16,316,874
Less: Applicable income taxes	8,374,000	13,635,000	5,292,500
NET INCOME	$14,310,042	$22,077,454	$11,024,374

Basic earnings per share	$1.61	$2.48	$1.24

Dividends per share	$2.40	$1.08	$1.04

Weighted average shares outstanding	8,904,915	8,904,915	8,903,317

See accompanying notes to consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2010, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total

BALANCES – January 1, 2008	$8,884,045	$26,160,505	$71,722,775	$106,767,325

Net income	-	-	11,024,374	11,024,374
Cash dividends - $1.04 per share	-	-	(9,259,268)	(9,259,268)
Common stock issued under dividend reinvestment plan – 20,685 shares	20,685	379,558	-	400,243
Common stock fractional shares redeemed	185	3,407	-	3,592

BALANCES - December 31, 2008	8,904,915	26,543,470	73,487,881	108,936,266

Net income	-	-	22,077,454	22,077,454
Cash dividends - $1.08 per share	-	-	(9,617,416)	(9,617,416)

BALANCES – December 31, 2009	8,904,915	26,543,470	85,947,919	121,396,304
Net income	-	-	14,310,042	14,310,042
Cash dividends - $2.40 per share	-	-	(21,371,793)	(21,371,793)

BALANCES - December 31, 2010	$8,904,915	$26,543,470	$78,886,168	$114,334,553

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,310,042	$22,077,454	$11,024,374
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	2,250,653	2,247,216	2,186,194
(Accretion) amortization of servicing rights, premiums and discounts	(10,373,438)	928,315	400,495
Gain on sale of loans	(1,421,550)	(2,320,738)	(387,036)
Amortization of other intangibles	567,713	111,934	-
Provision for loan losses	6,930,000	3,705,555	1,300,000
Benefit for deferred income taxes	(4,684,000)	7,405,000	(241,000)
Proceeds from sales of loans held for sale	66,009,353	120,244,292	26,784,889
Originations of loans held for sale	(64,983,128)	(118,815,640)	(26,604,607)
Increase in cash surrender value of life insurance	(471,581)	(505,093)	(464,465)
(Gain) loss on other real estate owned	(1,376,007)	377,876	(58,573)
Gain on disposal of premises and equipment	(72,109)	-	(165,244)
Net gain on acquisition	-	(21,474,121)	-
Gain on death benefits of insurance policy	-	-	(606,585)
Net change in:
Accrued interest receivable and other assets	6,298,979	(5,990,417)	15,073
Accrued interest payable and other liabilities	(5,743,500)	1,797,087	(26,596)

Net Cash Flows Provided by Operating Activities	7,241,427	9,738,720	13,156,919
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	182,949,588	66,737,249	88,851,957
Purchases	(221,817,712)	(141,440,231)	(85,077,351)
Net (increase) decrease in loans	40,659,828	1,046,334	(15,288,163)
Purchases of premises and equipment – net	(2,858,680)	(1,163,882)	(3,155,980)
Proceeds from sale of other real estate owned	9,317,897	1,724,575	756,800
Proceeds of life insurance death benefit	-	-	1,646,154
Proceeds from sales of premises and equipment	380,090	-	83,582
Net cash proceeds received in FDIC assisted transactions	-	58,550,538	-

Net Cash Flows Used in Investing Activities	8,631,011	(14,545,417)	(12,183,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,463,595	65,015,680	11,874,382
Net change in federal funds purchased	-	-	(12,851,264)
Net change in other borrowings	3,003,948	(3,450,858)	1,740,483
Dividends paid	(21,371,793)	(9,617,416)	(9,259,268)
Common stock issued – net	-	-	403,835
Net Cash Flows Provided by (Used) in Financing Activities	12,095,750	51,947,406	(8,091,832)

Net Change in Cash and Cash Equivalents	27,968,188	47,140,709	(7,117,914)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	100,102,542	52,961,833	60,079,747

CASH AND CASH EQUIVALENTS - END OF YEAR	$128,070,730	$100,102,542	$52,961,833

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(continued)

	2010	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$5,911,953	$7,561,377	$9,538,753
Cash paid for income taxes	13,835,860	5,817,207	5,665,125
Loans receivable transferred to other real estate owned	8,667,614	3,776,798	807,780
Mortgage servicing rights resulting from sales of loans	395,325	892,086	206,754

Acquisition
Non cash assets acquired:
Investment securities	-	8,755,001	-
Loans, net of discount	-	196,673,404	-
Other real estate owned	-	2,897,581	-
Other intangibles, net	-	2,103,000	-
Mortgage servicing assets	-	920,772	-
Other assets	-	1,172,786	-
Total noncash assets acquired	-	212,522,544	-

Liabilities assumed:
Deposits	-	245,289,855	-
Other borrowings	-	1,351,820	-
Accrued expenses and other liabilities	-	11,568,409	-
Total Liabilities assumed	-	258,210,084	-
Net non-cash assets acquired	$-	$(45,687,540)	$-

Cash and cash equivalents acquired	$-	$58,550,538	$-

After-tax gain recorded on acquisition	$-	$12,862,998	$-

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

December 31, 2010, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by an allowance for loan and lease losses and any deferred fees or costs in originating loans.  Interest income is accrued and credited to income on a daily basis based on the unpaid principal balance.  Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the loan yield using an effective interest method.  The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  All troubled debt restructurings are classified as impaired loans.  Troubled debt restructurings may be on accrual or non-accrual status based upon the performance of the borrower and management’s assessment of collectability.  Loans deemed non-accrual may return to accrued status based on performance in accordance with terms of the restructuring.

Loans Acquired Through Transfer

Loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Bank will be unable to collect all contractually required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually at the date of transfer to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  All sales are made without recourse.  The Bank also services loans that have been sold with servicing retained by the Bank.  Such loans are not included in the accompanying consolidated balance sheets.  There were loans held for sale of $374,676 at December 31, 2010 and $0 at December 31, 2009.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Mortgage Servicing Rights

As required by current accounting standards, the Bank records a mortgage servicing right asset (“MSR”) when it continues to service borrower payments and perform maintenance activities on loans in which the principal has been sold to secondary market investors.  The initial value of servicing rights is calculated on an individual loan level basis using information provided by a third party specialist for many of the significant estimates.  In the period in which the principal is sold to the secondary market investors, we increase the gain on sale of the loan is increased by the value of the initial MSR.  Amortization of MSRs is calculated based on actual payment activity on a per loan basis.

Accounting standards require that impairment testing be performed and that MSRs be recorded as the lower of fair value or amortized cost.  The Bank engaged a third party specialist to calculate the fair value.  A valuation allowance is recorded when the fair value of the MSRs is less than its amortized cost.

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

December 31, 2010, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Other Real Estate Owned

Other real estate owned comprises real estate acquired in partial or full satisfaction of loans and is recorded as a separate line item on the consolidated balance sheet. Other real estate owned is recorded at the lower of carrying value or its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings. The amount the Corporation ultimately recovers on repossessed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Corporation’s control.

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

Derivative Financial Instruments

The Bank utilizes derivative financial instruments to meet the ongoing credit needs of its customers and in order to manage the market exposure of its residential loans held for sale and its commitments to extend credit for residential loans. Derivative financial instruments include commitments to extend credit. The Bank does not use interest rate contracts (e.g. swaps, caps, floors) or other derivatives to manage interest rate risk and has none of these instruments outstanding at December 31, 2010 or 2009.

Advertising Costs

All advertising costs incurred by the Bank are expensed in the period in which they are incurred.

Income Taxes

The Corporation files a consolidated federal income tax return and individual state income tax returns.  Income tax expense is recorded based on the liability method.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The differences relate principally to the allowance for loan and lease losses, mortgage servicing rights, deferred loan fees, and premises and equipment.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  The Corporation also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  The Corporation follows the applicable pronouncement guidance or derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to the uncertainty in these income tax positions.  It is the Corporation’s policy to include interest and penalties in tax expense.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Earnings Per Share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each year.  The Corporation had no potentially dilutive shares outstanding during any of the three years in the period ended December 31, 2010.

Segment Reporting

The Corporation has determined that it has one reportable segment - community banking.  The Bank offers a range of financial products and services to external customers, including: accepting deposits and originating residential, consumer and commercial loans.  Revenues for each of these products and services are disclosed in the consolidated statements of income.

Employee Benefit Plan

The Bank has established a defined contribution 401(k) profit-sharing plan for qualified employees.  The Bank’s policy is to fund contributions as accrued.

Reclassifications

Certain 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation.  The reclassifications have no effect on previously reported consolidated net income, basic earnings per share, and consolidated stockholders' equity.

Recent Accounting Pronouncements

For the year ended December 31, 2010, the Corporation adopted Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.”  This guidance requires disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  To achieve those objectives, disclosures on a disaggregated basis are provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable.  This guidance updates existing disclosure requirements and includes additional disclosure requirements relating to financing receivables.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance.  Disclosures related to period-end information are currently effective and included in this filing.  Disclosures related to activity during the reporting period are required in interim and annual periods beginning on or after December 15, 2010.  For further information concerning credit quality, refer to Note 6 to the consolidated financial statements.

For the year ended December 31, 2010, the Corporation adopted the provisions of ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  The guidance requires separate disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and requires disclosure on purchases, sales, issuances and settlement activity on gross (rather than net) basis in the Level 3 reconciliation of fair value measurement for assets and liabilities measured at fair value on a recurring basis.  In addition, the guidance clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and that disclosures of inputs and valuation techniques should be provided for both recurring and nonrecurring Level 2 and Level 3 fair value measurements.  For further information concerning the fair value measurements, refer to Note 3 to the consolidated financial statements.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

The Acquisition was completed as a whole bank purchase without any loss sharing provision on post acquisition loan losses between the Bank and the FDIC, such that the Bank bears all risk of future loan losses.  The Acquisition was completed at a purchase discount of $110.9 million, with the Bank receiving $82.8 million of assets at the Acquired Bank’s net book value, $27.5 million in cash from the FDIC and recording a settlement receivable of $0.6 million from the FDIC.  The cash assistance provided by the FDIC is an amount equal to the book value of liabilities assumed plus an agreed upon purchase discount, less the book value of assets acquired.  A summary of the cash support received from the FDIC is as follows:

Assumed liabilities at Bank of Elmwood book value	$247,866,961
Purchase discount	110,900,000
Assets acquired at Bank of Elmwood book value	(330,644,187)
FDIC cash support	$28,122,774

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 2 – FDIC – Assisted Acquisition (cont.)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting.  The application of the acquisition method of accounting resulted in a net after-tax gain of $12.9 million.  A summary of the net assets acquired from the FDIC and the estimated fair market value adjustments resulting in the net after-tax gain as of the Acquisition Date are as follows:

Net assets acquired at Bank of Elmwood book value	$82,777,226
FDIC cash support	28,122,774

Purchase accounting fair value adjustments:
Loans	(85,127,642)
Other real estate owned	(4,669,237)
Core deposit intangible	2,103,000
Time deposits	(1,732,000)
Deferred income tax liability	(8,611,123)
Net after-tax gain from Acquisition (net assets acquired)	$12,862,998

NOTE 3- Fair Value of Financial Instruments

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

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 3 - Fair Value of Financial Instruments – (cont.)

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

The following is a description of the valuation methodologies used by the Corporation to estimate the fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

Loans held for investment -  The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan and lease losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.  Mortgage loans available for sale and held to investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Cash surrender value of life insurance policies – The fair value of cash surrender value is based on the cash surrender value of the individual policies as provided by the insurance agency.

Mortgage Servicing Rights - The Bank does not record Mortgage Servicing Rights (MSRs) at fair value on a recurring basis.  However, from time to time, MSRs may be considered impaired and a valuation allowance is established.  MSRs for which amortized cost exceeds fair value are considered impaired.  The fair value of MSRs is estimated using the third party information for selected asset price tables for servicing cost and servicing fees applied to the Bank’s portfolio of serviced loans.  The Bank records impaired MSRs as a non-recurring Level 2 valuation.

Other real estate owned -  Loans on which the underlying collateral has been repossessed are recorded at the lesser of carrying value or fair value less estimated costs to sell upon transfer to other real estate owned.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as a non-recurring Level 2 valuation.  Valuations based on management estimates are recorded as non-recurring Level 3.

Deposit Accounts – The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of  fixed maturity certificates of deposit is estimated using the rates currently offered for certificates of deposits with similar remaining maturities.

 TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 3 - Fair Value of Financial Instruments – (cont.)

The Bank as of December 31, 2010 and 2009 does not carry any assets that are measured at fair value on a recurring basis.

Assets measured at fair value on a Non-recurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 12/31/10	Level 1	Level 2	Level 3
Loans held for investment	$12,630,600	$-	$-	$12,630,600
Other real estate owned	5,407,205	-	-	5,407,205
Totals	$18,037,805	$-	$-	$18,037,805

	Balance at 12/31/09	Level 1	Level 2	Level 3
Loans held for investment	$11,423,000	$-	$-	$11,423,000
Other real estate owned	4,681,481	-	-	4,681,481
Totals	$16,104,481	$-	$-	$16,104,481

The estimated fair values of financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$ 39,849,020	$ 39,849,020	$ 60,364,695	$ 60,364,695
Federal funds sold	88,221,710	88,221,710	39,737,847	39,737,847
Held to maturity securities	227,803,832	227,276,572	189,788,913	191,484,866
Fed reserve stock	322,100	322,100	322,100	322,100
Loans held for investment, net	737,302,103	744,855,523	781,845,638	789,383,531
Cash surrender value of life insurance	12,024,264	12,024,264	11,552,684	11,552,684
Mortgage servicing rights	1,702,696	2,784,581	1,794,635	3,144,221
Accrued interest receivable	4,120,030	4,120,030	4,743,727	4,743,727
FINANCIAL LIABILITIES
Deposits	$ 1,018,447,292	$ 1,016,209,456	$ 987,983,697	$ 985,983,697
Other borrowings	4,815,964	4,815,964	1,812,016	1,812,016
Accrued interest payable	360,173	360,173	559,508	559,508

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 3 - Fair Value of Financial Instruments – (cont.)

The estimated fair value of fee income on letters of credit at December 31, 2010 and 2009 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2010 and 2009.

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

NOTE 4 - Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits.  These requirements approximated $11,358,000 and $10,376,000 at December 31, 2010 and 2009, respectively.

NOTE 5 - Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of December 31, 2010 and 2009 are summarized as follows:

	2010
Obligations of:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
States and political subdivisions	$51,315,102	$843,803	$(119,745)	$52,039,160
U.S. government sponsored entities	176,388,730	704,904	(1,956,222)	175,137,412
Other	100,000	-	-	100,000
Totals	$227,803,832	$1,548,707	$(2,075,967)	$227,276,572

	2009
Obligations of:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
States and political subdivisions	$45,269,078	$1,206,022	$(65,061)	$46,410,039
U.S. government sponsored entities	144,269,835	1,056,016	(500,944)	144,824,907
Other	250,000	-	(80)	249,920
Totals	$189,788,913	$2,262,038	$(566,085)	$191,484,866

The amortized cost and fair value of held to maturity securities at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 5 - Held to Maturity Securities (cont.)

	2010
	Amortized Cost	Fair Value
Due in one year or less	$51,474,485	$51,771,422
Due after one year less than 5 years	86,647,064	87,281,456
Due after 5 years less than 10 years	89,682,283	88,223,694
Totals	$227,803,832	$227,276,572

Held to maturity securities with an amortized cost of $150,489,312 and $70,577,946 at December 31, 2010 and 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables summarize the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

	2010
	Continuous unrealized		Continuous unrealized
	losses existing for less		losses existing for greater
	than 12 Months		than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of:
States and political subdivisions	$13,884,930	$115,639	$508,550	$4,106	$14,393,480	$119,745
U.S. government sponsored entities	119,139,262	1,956,222	-	-	119,139,262	1,956,222
Totals	$133,024,192	$2,071,861	$508,550	$4,106	$133,532,742	$2,075,967

	2009
	Continuous unrealized		Continuous unrealized
	losses existing for less		losses existing for greater
	than 12 Months		than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of:
States and political subdivisions	$3,048,656	$62,525	$309,941	$2,535	$3,358,597	$65,061
U.S. government sponsored entities	44,675,359	500,949	-	-	44,675,359	500,944
Other	99,920	80	-	-	99,920	80
Totals	$47,823,935	$563,554	$309,941	$2,535	$48,133,876	$566,085

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 5 - Held to Maturity Securities (cont.)

Management does not believe any individual unrealized loss as of December 31, 2010 and 2009 represents other than temporary impairment.  The Bank held one investment security at December 31, 2010 that had unrealized losses existing for greater than 12 months.  The security was an obligation of a state or political subdivision.  The Bank held one investment security at December 31, 2009 that had unrealized losses existing for greater than 12 months.  The security consisted of one obligation of state and political subdivisions, no obligation of other U.S. government agencies and corporation’s securities and no obligations of other securities.  Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not credit issues.  Given the designation as held to maturity, the bank does not have the intent to sell the security and it is more likely than not the Bank will not have to sell the security before the recovery of value.

NOTE 6 - Loans

Major classification of loans are as follows at December 31:

	2010	2009
Commercial	$25,451,474	$28,480,419
Real estate
Construction	55,974,007	65,602,195
Commercial	285,862,944	285,381,799
Residential	319,789,488	349,903,914
Multifamily	41,073,712	38,086,583
Installment and other	18,677,070	20,424,915
	746,828,695	787,879,825
Less: Allowance for loan and lease losses	(9,526,592)	(6,034,187)
Net Loans	$737,302,103	$781,845,638

Commercial loans and commercial real estate loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan.  The Bank evaluates the credit risk of each commercial customer on an individual basis and, where deemed appropriate, collateral is obtained.  Collateral varies by the type of loan and individual loan customer and consists of real estate or general business assets such as equipment, receivables and inventory.  The Bank’s access to collateral is dependent upon the type of collateral obtained.  Policies have been established that set standards for the maximum commercial real estate loan amount by type of property, loan terms, pricing structures, loan-to-value limits by property type, as well as policies and procedures for granting exceptions to established underwriting standards.  The Bank’s residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval using such factors as credit scores, debt-to-income ratios and collateral values.  Home equity loans and lines of credit are generally governed by the same lending policies.  Origination activities for construction real estate loans are similar to those described above for commercial real estate and residential real estate lending.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 6 – Loans (con’t)

The following table presents the contractual aging of the recorded investment in past due loans as of December 31, 2010:

	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$24,972,641	$220,354	$200,920	$57,559	$478,833	$25,451,474
Real estate
Construction	53,001,023	47,899	1,362,911	1,562,174	2,972,984	55,974,007
Commercial	270,383,215	4,046,092	434,278	10,999,359	15,479,729	285,862,944
Residential	295,608,455	5,789,198	2,331,859	16,059,976	24,181,033	319,789,488
Multifamily	37,025,673	851,102	-	3,196,937	4,048,039	41,073,712
Installment and other	17,650,012	437,779	131,220	458,059	1,027,058	18,677,070
Total Loans	698,641,019	11,392,424	4,461,188	32,334,064	48,187,676	746,828,695
Purchase Credit- Impaired Loans	(41,308,636)	(1,808,362)	(448,907)	(11,899,509)	(14,156,778)	(55,465,414)
Total loans, excluding Purchase Credit Impaired Loans	$657,332,383	$9,584,062	$4,012,281	$20,434,555	$34,030,898	$691,363,280

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2010:

	Nonaccrual	90 or over
Commercial	$70,042	$4,339
Real estate
Construction	1,485,837	246,743
Commercial	13,034,876	114,159
Residential	17,147,454	2,732,296
Multifamily	3,196,937	-
Installment and other	80,568	377,491
Total Loans	35,015,716	3,475,029
Purchase Credit-Impaired Loans	(11,833,534)	(2,041,589)
Total loans, excluding Purchase Credit Impaired Loans	$23,182,182	$1,433,439

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 6 – Loans (con’t)

Management uses an internal asset classification system as a means of reporting problem and potential problem assets.  At the quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention”, “Substandard” and “Doubtful” for the previous twelve months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be pass.   The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2010:

		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial	$23,375,445	$1,665,817	$396,098	$14,115	$25,451,474
Real estate
Construction	44,791,225	8,293,423	2,889,359	-	55,974,007
Commercial	241,042,463	19,435,523	25,254,718	130,239	285,862,944
Multifamily	36,404,928	1,003,817	3,664,967	-	41,073,712
Total	$345,614,061	$30,398,579	$32,205,142	$144,354	$408,362,137

		Special
	Pass	Mention	Substandard	Doubtful	Total

Current	$342,900,085	$28,567,600	$13,914,866	$-	$385,382,551
30-59	2,037,954	468,067	2,659,426	-	5,165,448
60-89	522,361	1,362,912	112,836	-	1,998,109
Over 90	153,661	-	15,518,014	144,354	15,816,019
Total	$345,614,061	$30,398,579	$32,205,142	$144,354	$408,362,137

Excluding purchased credit-impaired loans, approximately $23.7 million of the substandard and doubtful loans are nonperforming.

For residential real estate and installment loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2010:

	Performing	Nonperforming	Total

Residential Real Estate	$299,909,738	$19,879,750	$319,789,488
Installment & Other	18,219,011	458,059	18,677,070
Total	$318,128,749	$20,337,809	$338,466,558

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 6 – Loans (con’t)

Information about impaired loans as of and for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	2010	2009	2008
Loans for which there were related allowance for loan loss	$16,617,148	$13,879,842	$12,277,424
Impaired loans with no related allowance	16,112,165	-	-
Total Impaired Loans	$32,729,313	$13,879,842	$12,277,424

Average quarterly balance of impaired loans	$24,470,966	$11,188,696	$15,743,257
Related allowance for loan losses	3,986,548	2,456,842	2,148,224

Impaired loans as of December 31, 2010 include accruing restructured loans of $18.4 million that have been modified and are performing in accordance with those modified terms.  The increase in impaired loans was primarily attributable to impaired commercial real estate loans, as a result of real estate market economic weakness.  The Bank experienced significant declines in valuations of real estate supporting its collateral in 2009 and 2010.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid			Allowance
	Principal	Recorded	Partial Charge-	For Loan Losses
	Balance	Investment	offs	Allocation
Loans with no related allowance recorded:
Commercial	$-	$-	$-	$-
Real estate
Construction	2,005,213	2,005,213	-	-
Commercial	6,497,934	6,497,934	-	-
Residential	7,478,138	7,478,138	-	-
Multifamily	130,880	130,880	-	-
Installment & Other	-	-	-	-
Total	16,112,165	16,112,165	-	-

Loans with an allowance recorded:
Commercial	14,115	14,115	-	14,115
Real estate
Construction	1,002,247	1,002,247	-	113,964
Commercial	7,653,948	7,478,948	175,000	1,211,358
Residential	8,098,270	7,491,970	606,300	2,406,059
Multifamily	549,300	549,300	-	222,483
Installment & Other	80,568	80,568	-	18,568
Total	17,398,448	16,617,148	781,300	3,986,547
Total Impaired Loans	$33,510,613	$32,729,313	$781,300	$3,986,547

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 6 – Loans (con’t)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$14,115	$113,964	$1,211,358	$2,406,059	$222,483	$18,568	$3,986,547
Collectively evaluated for impairment	398,630	333,991	1,607,696	1,458,116	788,495	223,481	4,810,409
Acquired with deteriorated credit quality	-	-	-	729,636	-	-	729,636

Total ending allowance balance	$412,745	$447,955	$2,819,054	$4,593,811	$1,010,978	$242,049	$9,526,592

Loans:
Individually evaluated for impairment	$14,115	$3,007,460	$13,976,882	$14,970,108	$680,180	$80,568	$32,729,313
Collectively evaluated for impairment	24,892,894	44,664,827	263,312,796	273,659,587	38,576,591	18,596,502	663,703,197
Acquired with deteriorated credit quality	544,465	8,301,720	8,573,266	31,159,793	1,816,941	-	50,396,185

Total ending loan balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 6 – Loans (cont.)

The Bank continues to evaluate for impairment loans purchased in conjunction with the acquisition of the Bank of Elmwood  The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration in credit quality since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the remaining carrying value of all purchased loans as of December 31, 2010.

	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans

Commercial	$1,163,657	$3,374,952	$3,431,480
Real Estate
Construction	13,895,239	357,379	8,605,686
Commercial	17,679,889	16,580,216	22,774,024
Residential	62,201,020	72,406,187	99,498,903
Multifamily	2,644,213	422,239	2,154,090
Installment and Consumer	6,836	5,213,526	2,879,377
Total	$97,590,854	$98,354,499	$139,343,560

As of December 31, 2010 the estimated contractually required payments receivable on credit impaired and non-credit impaired loans was $97.6 million and $98.4 million, respectively.  The cash flows expected to be collected as of December  31, 2010 on all purchased loans is $139.3 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at December 31, 2010.

The change in the carrying amount of accretable yield for purchased loans was as follows for the year ended December 31, 2010.

	Accretable Yield	Contractually Required Payments Receivable
Balance at December 31, 2009	$23,859,358	$146,443,056
Accretion (1)	9,445,034	48,088,557
Balance at December 31, 2010	$14,414,324	$98,354,499

(1) Accretable yield is recognized in interest income as the purchased loans pay down, mature, renew or pay off.

Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of $8.4 million and $9.0 million at December 31, 2010 and 2009, respectively.  During 2010 and 2009, $0.2 million and $7.1 million of new loans were made and repayments totaled $0.8 million and $0.5 million, respectively.  Management believes these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Residential and commercial real estate loans approximating $113.2 million and $121.1 million at December 31, 2010 and 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 7 – Allowance for Loan and Lease Losses

The allowance for loan and lease losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses that are probable and inherent in the portfolio.  An analysis of changes in the allowance is presented in the following tabulation as of December 31:

	2010	2009	2008

Balance at Beginning of Year	$6,034,187	$5,945,162	$5,757,927
Charge-offs	(4,551,517)	(3,739,631)	(1,229,349)
Recoveries	1,113,922	123,101	116,584
Provision charged to operation	6,930,000	3,705,555	1,300,000
Balance at End of Year	$9,526,592	$6,034,187	$5,945,162

NOTE 8 - Other Real Estate Owned

Real estate acquired by foreclosure or by deed in lieu of foreclosure is held for sale and is initially recorded at the lesser of carrying value or fair value at the date of foreclosure less estimated selling expenses, establishing a new cost basis.  At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses.  Subsequent to foreclosure, an analysis of the valuation is performed and a valuation allowance is established as needed.  Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

The following is a summary of the activity in other real estate owned for the years ended December 31, 2010 and 2009:

	2010	2009

Beginning Balance	$4,681,481	$109,553
Additions	8,667,614	6,674,381
Valuation Adjustments	-	(363,947)
Gain on Sale	1,376,007	57,069
Sales	(9,317,897)	(1,795,575)
Ending Balance	$5,407,205	$4,681,481

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 9 -  Core Deposit Intangible Asset

The Bank recorded a $2.1 million core deposit intangible asset based upon a present value calculation of expected economic benefits of certain acquired demand and savings accounts.  The core deposit intangible asset will be amortized utilizing an accelerated amortization method over an estimated eight year economic life.  In determining the estimated life and valuation, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, deposit account operating costs, and costs for alternative funding.  Estimated future amortization expense by year is as follows:

2011	$418,219
2012	310,212
2013	230,381
2014	172,613
2015	130,381
Thereafter	161,548
Total	$1,423,354

NOTE 10 - Mortgage Servicing Rights

The following is an analysis of the mortgage servicing rights activity for the years ended December 31:

	2010	2009	2008
Unamortized cost of mortgage servicing rights
Balance at beginning of year	$1,794,635	$590,224	$658,717
Additions of mortgage servicing rights	395,325	892,086	206,754
Additions from acquisition	-	920,772	-
Amortization	(487,264)	(608,447)	(275,247)
Balance at End of Year	$1,702,696	$1,794,635	$590,224

The carrying value of mortgage servicing rights is determined in accordance with relevant accounting guidance.  This guidance permits capitalized mortgage servicing rights to be amortized in proportion to and over the period of estimated net servicing income and to be assessed for impairment.  The Bank relies on industry data to estimate the initial fair value of MSRs to be capitalized as a percentage of the principal balance of the loans sold.  The Bank adjusts the carrying value monthly for reductions due to normal amortization and actual prepayments, including defaults.  The Bank assesses its MSRs for impairment each reporting period using the most recent statistical data published by a third party source.  At December 31, 2010 and 2009, the weighted average coupon rates of mortgage loans underlying the MSRs were 4.77% and 4.98%, respectively, and the weighted average remaining maturity of the mortgage loans underlying the MSRs were 211 months and 211 months, respectively.  The estimated fair values of MSRs were $2,784,581 and $3,144,221 at December 31, 2010 and 2009, respectively.  As the carrying value of the Bank’s MSRs was less than the estimated fair value at December 31, 2010 and 2009, no impairment existed.

The carrying value of MSRs was $1,702,696, or 0.51% of loans serviced at December 31, 2010 compared with $1,794,635, or 0.52% of loans serviced at December 31, 2009.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment at December 31, 2010.  Future amortization may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

Estimated future amortization by year is as follows:

2011	$306,856
2012	265,438
2013	240,484
2014	224,183
2015	210,445
Thereafter	455,290
$1,702,696

The unpaid principal balance of mortgage loans serviced for others, which is not included in the accompanying consolidated balance sheets, was $334,913,058 and $347,734,408 at December 31, 2010 and 2009, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $800,970 and $708,737 at December 31, 2010 and 2009, respectively.

NOTE 11 - Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

	2010	2009
Land	$ 6,338,079	$ 6,124,757
Buildings and leasehold improvements	30,066,701	28,776,650
Furniture and equipment	12,998,521	13,200,823
Total	$49,403,301	$48,102,230
Less: Accumulated depreciation	(29,081,827)	(28,080,802)
Net Premises and Equipment	$20,321,474	$20,021,428

Depreciation expense amounted to $2,250,653, $2,247,216 and $2,186,194 in 2010, 2009 and 2008, respectively.

NOTE 12 – Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at December 31 is as follows:

	2010	2009
Accrued interest receivable	$ 4,120,030	$ 4,743,727
Federal Reserve Stock	322,100	322,100
Prepaid expenses and other assets	3,189,355	8,864,638
Total	$7,631,485	$13,930,465

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 13 - Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $88,033,902 and $100,048,551 at December 31, 2010 and 2009, respectively.

Scheduled maturities of time deposits at December 31 are:

	2010	2009
Due within one year	$174,627,722	$193,831,477
After one year but within two years	15,770,177	23,397,429
After two years but within three years	11,030,336	7,449,269
After three years but within four years	2,958,523	8,846,310
After four years but within five years	6,699,289	3,026,397
Totals	$211,086,047	$236,550,882

The Bank has one customer with a deposit balance in excess of 5% of total deposits, amounting to $57,057,652 and $71,434,698 at December 31, 2010 and 2009, respectively.

NOTE 14 - Other Borrowings

Other borrowings consist of accounts due to the Federal Reserve Bank under a $7,000,000 treasury, tax and loan depository agreement.  Such borrowings bear interest at the lender bank’s announced daily federal funds rate and mature on demand.  Treasury, tax and loan account balances were $4,815,964 and $1,812,016 at December 31, 2010 and 2009, respectively.  Such accounts generally are repaid within one to 120 days from the transaction date and are collateralized by a pledge of investment securities with a carrying value of $7,170,150 and $8,990,092 at December 31, 2010 and 2009, respectively.

The Bank has the ability to borrow (purchase) federal funds of up to $75,000,000 under a revolving line-of-credit.  Such borrowings bear interest at the lender bank's announced daily federal funds rate and mature daily.  There were no federal funds purchased outstanding at December 31, 2010 or 2009.

The Bank may also borrow through securities sold under repurchase agreements (reverse repurchase agreements).  Reverse repurchase agreements, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  They are reflected at the amount of cash received in connection with the transaction.  The Bank had no borrowings outstanding under reverse repurchase agreements at December 31, 2010 and 2009, respectively. The Bank pledged U.S. government sponsored entity securities and municipal obligations whose carrying values were $0 at December 31, 2010 and 2009, respectively, as collateral under a master repurchase agreement.  In addition, at December 31, 2010, the Bank could also pledge up to $47,819,612 of additional securities as collateral under the existing agreements if needed to obtain additional borrowings. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The Bank may also borrow through the Federal Reserve Bank Discount Window short term funds up to the amount of $80,779,614 secured by $82,680,000 and $29,035,000 secured by $29,400,411 in U.S. government sponsored entity securities or qualified municipal securities as of December 31, 2010 and 2009, respectively.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 15 - Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components for the year ending December 31:

	2010	2009	2008
Current Taxes
Federal	$10,558,000	$4,403,000	$4,456,500
State	2,500,000	1,827,000	938,000
Total Current Provision	13,058,000	6,230,000	5,394,500
Deferred Income Taxes (Benefit)
Federal	(3,730,000)	6,441,000	(46,000)
State	(954,000)	964,000	(56,000)
Total Deferred Benefit	(4,684,000)	7,405,000	(102,000)
Total Provision for Income Taxes	$8,374,000	$13,635,000	$5,292,500

The net deferred income tax assets in the accompanying consolidated balance sheets include the following amounts of deferred income tax assets and liabilities at December 31:

	2010	2009
Deferred Income Tax Assets
Allowance for loan and lease losses	$3,825,000	$2,422,000
Reserve for health plan	95,000	257,000
Depreciation	666,000	335,000
Non-accrual interest	1,274,000	222,000
Loss carryforwards	43,000	44,000
Deposit interest rate market valuation	-	557,000
Other	164,000	89,000
Deferred Tax Assets before Valuation Allowance	6,067,000	3,926,000
Valuation allowance	(43,000)	(77,000)
Net Deferred Income Tax Assets	6,024,000	3,849,000

Deferred Income Tax Liabilities
Loan acquisition fair market valuation	$(4,478,000)	$(6,297,000)
Other real estate owned	(226,000)	(620,000)
Core deposit intangible asset	(571,000)	(799,000)
Deferred loan fees	(231,000)	(259,000)
Mortgage servicing rights	(6,804,000)	(720,000)
Total Deferred Income Tax Liabilities	(6,186,000)	(8,695,000)
Net Deferred Income Tax Liability	$(162,000)	$(4,846,000)

The Corporation has state net business loss carryforwards of approximately $843,000 and $848,000 as of December 31, 2010 and 2009, respectively.  The net business loss carryforwards expire in varying amounts between 2016 and 2023.

Realization of the deferred income tax asset over time is dependent upon the existence of taxable income in carryback periods or the Corporation generating sufficient taxable income in future periods.  In determining that realization of the deferred income tax asset recorded was more likely than not, the Corporation gave consideration to a number of factors including its recent earning s history, its expectations for earnings in the future, and where applicable, the expiration dates associated with tax carryforwards.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 15 - Income Taxes (cont.)

A valuation allowance has been established against state deferred income tax assets for those entities which have state net business loss carryforwards in which management believes that it is more likely than not that the state deferred income tax assets will not be realized.

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes is as follows:

	2010		2009		2008
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$7,939,000	35.00%	$12,499,000	35.00%	$5,651,000	34.63%
Adjustments for
Tax exempt interest on municipal obligations	(519,000)	(2.29)	(494,000)	(1.38)	(513,000)	(3.14)
Increase in taxes resulting from state income taxes, net of federal tax benefit	1,005,000	5.07	1,814,000	5.08	577,000	3.54
Life insurance
death benefits	-	-	-	-	(161,000)	(0.99)
Increase in cash surrender value of life insurance	(165,000)	(0.73)	(176, 000)	(0.49)	(210,000)	(1.29)
Other – net	114,000	0.14	(8,000)	(0.03)	(52,000)	(0.31)
	$8,374,000	36.92%	$13,635,000	38.18%	$5,292,000	32.44%
Income Tax Provision

As of December 31, 2010, 2009 and 2008, the Corporation had no uncertain tax positions.  The Corporation, along with its subsidiaries, files U.S. Federal and Wisconsin income tax returns.  The Corporation’s federal tax returns for 2006 and prior, and its 2005 and prior year Wisconsin tax returns, are no longer subject to examination by tax authorities.

NOTE 16 - Employee Benefit Plans

The Bank has a contributory defined-contribution 401(k) retirement plan.  This plan covers substantially all employees who have attained the age of 21 and completed one year of service.  Participants may contribute a portion of their compensation (up to IRS limits) to the plan.  The Bank may make regular and matching contributions to the plan each year. In 2010, 2009 and 2008, the Bank provided a dollar-for-dollar match of employee contributions up to 5% of their compensation.  Participants direct the investment of their contributions into one or more investment options.  The Bank recorded contribution expense of $562,593, $415,807, and $436,704 in 2010, 2009 and 2008, respectively.

The Bank purchased paid-up life insurance as owner and beneficiary on certain officers and executives to provide the Bank with funds in the event of the death of such individuals and to help recover the cost of employee benefits.  Included in the consolidated financial statements is $12,024,264 and $11,552,684 of related cash surrender value as of December 31, 2010 and 2009, respectively.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 17 - Operating Leases

The Bank leases various banking facilities under operating lease agreements from various companies.   Three of these facilities are leased from companies held by a director and major shareholder of the Corporation.  All of the agreements include renewal options and one agreement requires the Bank to pay insurance, real estate taxes and maintenance costs associated with the lease.  Rental amounts are subject to annual escalation based upon increases in the Consumer Price Index.  Aggregate rental expense under all leases amounted to $1,239,981, $915,849 and $841,437 in 2010, 2009 and 2008 respectively, including $362,645, $302,524 and $290,536, respectively, on facilities leased from companies held by a director and major shareholder of the Corporation.

At December 31, 2010, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

2011	$1,198,468
2012	879,495
2013	799,892
2014	781,305
2015	499,306
Thereafter	315,444
$4,473,910

Office space at certain facilities is leased to outside parties.  Rental income included in net occupancy costs was $987,826, $1,131,209 and $1,131,064 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 18 - Commitments and Contingencies

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

December 31, 2010, 2009 and 2008

NOTE 18 - Commitments and Contingencies (cont.)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2010 and 2009 is as follows:

	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$106,923,506	$107,159,588
Standby letters of credit	3,405,208	5,893,689
Forward commitment to sell mortgage loans	3,109,127	1,116,300

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

NOTE 19 - Stockholders' Equity

Cumulative Preferred Stock

The Corporation's articles of incorporation authorize the issuance of up to 200,000 shares of $1 par value cumulative preferred stock. The Board of Directors is authorized to divide the stock into series and fix and determine the relative rights and preferences of each series.   No shares have been issued.

Retained Earnings

The principal source of income and funds of the Corporation are dividends from the Bank.  Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies.  Under this formula, dividends of approximately $7,520,098 may be paid without prior regulatory approval.  Maintenance of adequate capital at the Bank effectively restricts potential dividends to an amount less than $7,520,098.

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

December 31, 2010, 2009 and 2008

NOTE 20 - Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the  Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2010 and 2009 the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since these notifications that management believes have changed the institution's category.

Listed below is a comparison of the Corporation's and the Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, as of December 31, 2010 and 2009.

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 20 - Regulatory Capital Requirements (cont.)

Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total capital (to risk weighted assets)
Tri City Bankshares Corporation	$ 122,268,000	15.8%	$ 62,107,000	8.0%	N/A	N/A
Tri City National Bank	$ 117,822,000	15.2%	$ 62,011,000	8.0%	$ 77,514,000	10.0%
Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$ 112,741,000	14.5%	$ 31,053,000	4.0%	N/A	N/A
Tri City National Bank	$ 108,295,000	14.0%	$ 31,006,000	4.0%	$ 46,509,000	6.0%
Tier 1 capital (to average assets)
Tri City Bankshares Corporation	$ 112,741,000	10.4%	$ 43,566,000	4.0%	N/A	N/A
Tri City National Bank	$ 108,295,000	10.0%	$ 43,298,000	4.0%	$ 54,122,000	5.0%
As of December 31, 2009
Total capital (to risk weighted assets)
Tri City Bankshares Corporation	$ 125,260,000	15.9%	$ 63,203,000	8.0%	N/A	N/A
Tri City National Bank	$ 120,515,000	15.3%	$ 63,133,000	8.0%	$ 78,916,000	10.0%
Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$ 119,226,000	15.1%	$ 31,601,000	4.0%	N/A	N/A
Tri City National Bank	$ 114,481,000	14.5%	$ 31,566,000	4.0%	$ 47,350,000	6.0%
Tier 1 capital (to average assets)
Tri City Bankshares Corporation	$ 119,226,000	12.0%	$ 39,715,000	4.0%	N/A	N/A
Tri City National Bank	$ 114,481,000	11.6%	$ 39,709,000	4.0%	$ 49,636,000	5.0%

NOTE 21 - Concentration of Credit Risk

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

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 22 - Tri City Bankshares Corporation (Parent Company Only) Financial Information

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Cash on deposit with subsidiary Bank	$3,294,753	$3,544,637
Premises and equipment - net	1,207,077	1,268,920
Investment in subsidiary Bank	108,870,875	115,765,834
Other assets - net	961,848	816,913

TOTAL ASSETS	$114,334,553	$121,396,304

STOCKHOLDERS' EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	$-	$-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 and 8,884,045 shares issued and outstanding as of 2010 and 2009, respectively	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	78,886,168	85,947,919

TOTAL STOCKHOLDERS' EQUITY	$114,334,553	$121,396,304

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
INCOME
Dividends from subsidiary Bank	$21,437,898	$9,688,000	$8,890,000
Interest income from subsidiary Bank	39,416	64,889	102,088
Management fees from subsidiary Bank	720,011	668,690	572,400
Total Income	$22,197,325	$10,421,579	$9,564,488

EXPENSES
Administrative and general – net	1,146,824	900,106	850,943

Income before income taxes and equity in undistributed earnings of subsidiary Bank	21,050,501	9,521,473	8,713,545
Plus: Applicable benefit from income taxes	154,500	50,000	42,000
Income before equity in undistributed earnings of subsidiary	21,205,001	9,571,473	8,755,545
Equity in undistributed earnings of subsidiary bank	(6,894,959)	12,505,981	2,268,829

NET INCOME	$14,310,042	$22,077,454	$11,024,374

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 22 - Tri City Bankshares Corporation (Parent Company Only) Financial Information (cont.)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,310,042	$22,077,454	$11,024,374
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	83,112	91,902	90,871
Equity in undistributed income of subsidiary Bank	6,894,959	(12,505,981)	(2,268,829)
Other	(144,935)	(134,610)	35,085
Net Cash Flows Provided by Operating Activities	21,143,178	9,528,765	8,881,501
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment – net	(21,269)	(19,246)	(6,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(21,371,793)	(9,617,416)	(9,259,268)
Common stock issued – net	-	-	403,835

Net Cash Flows Used in Financing Activities	(21,371,793	(9,617,416)	(8,855,433)

Net Change in Cash	(249,884)	(107,897)	19,371

CASH – BEGINNING OF YEAR	3,544,637	3,652,534	3,633,163

CASH - END OF YEAR	$3,294,753	$3,544,637	$3,652,534

TRI CITY BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 23 - Quarterly Results of Operations (Unaudited)

The quarterly results of operations is unaudited; however, in management's opinion, the interim data includes all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of results for the interim periods.

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009

:

	(In thousands, except per share data) Three Months Ended
2010	December 31	September 30	June 30	March 31

Interest income	$13,890	$15,400	$16,087	$16.55
Interest expense	(1,486)	(1,301)	(1,372)	(1,553)
Net interest income	12,404	14,099	14,715	14,998
Provision for loan losses	(2,800)	(1,400)	(950)	(1,780)
Noninterest income	4,043	3,739	3,913	4,781
Noninterest expense	(11,122)	(10,482)	(11,023)	(10,451)
Income before income taxes	2,525	5,956	6,655	7,548
Income taxes	844	2,202	2,477	2,851
Net Income	$1,681	$3,754	$4,178	$4,697

Basic earnings per share	$0.19	$0.42	$0.47	$0.53

2009	December 31	September 30	June 30	March 31

Interest income	$14,222	$10,014	$10,106	$10,044
Interest expense	(1,771)	(1,687)	(1,691)	(1,804)
Net interest income	12,451	8,327	8,415	8,240
Provision for loan losses	(2,435)	(552)	(530)	(188)
Noninterest income	4,367	3,439	4,000	3,320
Noninterest expense	(11,360)	(7,803)	(7,907)	(7,546)
Income before income taxes	3,023	3,411	3,978	3,826
Acquisition-related gain	21,474	-	-	-
Income taxes	(9,729)	(1,171)	(1,401)	(1,334)
Net Income	$14,768	$2,240	$2,577	$2,492

Basic earnings per share	$1.66	$0.25	$0.29	$0.28

Form 10-K

Shareholders interested in obtaining a copy of the Corporation’s Annual Report to the Securities and Exchange Commission as filed on Form 10-K may do so at no cost by writing to:

Office of the Secretary

Tri City Bankshares Corporation

6400 South 27th  Street

Oak Creek, Wisconsin  53154