Form 10-Q
period 2011-03-31
TRI CITY BANKSHARES CORP
filed 2011-05-12
CIK 313337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number 000-09785

TRI CITY BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1158740 (IRS Employer Identification No.)

6400 S. 27th Street, Oak Creek, WI (Address of principal executive offices)

53154 (Zip Code)

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

YES ___          NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer (Do not check if a smaller reporting company) ____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___         NO   X

The number of shares outstanding of the registrant’s $1.00 par value common stock as of May 11, 2011 was 8,904,915 shares.

Signatures	38

Exhibit Index	39

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and due from banks	$26,016,350	$39,849,020
Federal funds sold	16,868,792	88,221,710
Cash and cash equivalents	42,885,142	128,070,730
Held to maturity securities, fair value of $306,982,206 and $227,276,572 as of March 31, 2011 and December 31 2010, respectively	306,927,406	227,803,832
Loans, less allowance for loan losses of $9,870,254 and $9,526,592 as of March 31, 2011 and December 31, 2010, respectively	725,352,513	737,302,103
Premises and equipment – net	20,083,651	20,321,474
Cash surrender value of life insurance	12,138,797	12,024,264
Mortgage servicing rights – net	1,675,253	1,702,696
Core deposit intangible	1,318,799	1,423,354
Other real estate owned	5,568,336	5,407,205
Accrued interest receivable and other assets	7,764,617	7,631,485
TOTAL ASSETS	$1,123,714,514	$1,141,687,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$163,902,907	$163,121,460
Savings and NOW	637,523,079	644,239,785
Other time	200,619,158	211,086,047
Total Deposits	1,002,045,144	1,018,447,292
Other borrowings	1,604,747	4,815,964
Accrued interest payable and other liabilities	3,444,381	4,089,334
Total Liabilities	1,007,094,272	1,027,352,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding of March 31, 2011 and December 31, 2010	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	81,171,857	78,886,168
Total Stockholders’ Equity	116,620,242	114,334,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,123,714,514	$1,141,687,143

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
INTEREST INCOME
Loans	$11,686,922	$15,010,553
Investment Securities:
Taxable	812,433	1,151,845
Tax exempt	331,874	373,774
Federal funds sold	12,000	14,243
Total Interest Income	12,843,229	16,550,415

INTEREST EXPENSE
Deposits	1,327,599	1,552,551
Other borrowings	123	263
Total Interest Expense	1,327,722	1,552,814
Net interest income before provision for loan losses	11,515,507	14,997,601
Provision for loan losses	1,400,000	1,780,000
Net interest income after provision for loan losses	10,115,507	13,217,601

NONINTEREST INCOME
Service charges on deposits	2,379,090	2,459,323
Loan servicing income	88,079	102,742
Net gain on sale of loans	235,263	165,987
Increase in cash surrender value of life insurance	114,533	115,329
Non-accretable loan discount	381,626	1,148,144
Other income	177,383	433,462
Total Noninterest Income	3,375,974	4,424,987

NONINTEREST EXPENSE
Salaries and employee benefits	5,645,626	5,486,745
Net occupancy costs	1,117,398	1,025,963
Furniture and equipment expenses	401,252	414,383
Computer services	892,410	811,586
Advertising and promotional	255,055	313,384
Regulatory agency assessments	393,954	334,413
Office supplies	189,322	201,572
Acquisition expense	-	231,746
Core deposit intangible amortization	104,555	141,928
Other	1,331,937	1,132,746
Total Noninterest Expense	10,331,509	10,094,466
Income before income taxes	3,159,972	7,548,122
Less: Applicable income taxes	874,286	2,851,500
Net Income	$2,285,686	$4,696,622
Basic and fully diluted earnings per share	$0.26	$0.53
Dividends per share	$-	$0.30
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,285,686	$4,696,622
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	539,853	549,680
Amortization of servicing rights, premiums and discounts -net	(1,087,914)	232,559
Net gain on sale of loans	(235,263)	(165,987)
Amortization of core deposit intangible	104,555	141,928
Provision for loan losses	1,400,000	1,780,000
Proceeds from sales of loans held for sale	10,982,248	8,713,298
Originations of loans held for sale	(10,815,291)	(8,612,780)
Increase in cash surrender value of life insurance	(114,533)	(115,329)
Gain on other real estate owned	(187,469)	(441,272)
Gain on sale of other real estate owned	(500)	-
Net change in:
Accrued interest receivable and other assets	(133,132)	609,494
Accrued interest payable and other liabilities	(644,950)	(1,556,573)
Net Cash Flows Provided by Operating Activities	2,093,290	5,831,640
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	11,366,542	19,443,046
Purchases	(90,783,506)	(63,524,243)
Net decrease in loans	10,174,531	3,064,083
Purchases of premises and equipment – net	(301,530)	(321,909)
Proceeds from sale of other real estate owned	1,878,450	2,643,257
Net Cash Flows Used In Investing Activities	(67,665,513)	(38,695,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(16,402,148)	(23,678,748)
Net change in other borrowings	(3,211,217)	(369,076)
Dividends paid	-	(2,671,471)
Net Cash Flows Used in Financing Activities	(19,613,365)	(26,719,295)
Net Change in Cash and Cash Equivalents	(85,185,588)	(59,583,421)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	128,070,730	100,102,542
CASH AND CASH EQUIVALENTS - END OF PERIOD	$42,885,142	$40,519,121
Non Cash Transactions:
Loans receivable transferred to other real estate owned	$1,852,112	$2,202,950
Mortgage servicing rights resulting from sale of loans	$68,306	$65,469
Supplemental Cash Flow Disclosures:
Cash paid for interest	$1,373,713	$2,069,414
Cash paid for income taxes	$1,355,000	$1,250,000

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Tri City Bankshares Corporation (“Tri City” or the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).  The December 31, 2010 financial information included herein is derived from the December 31, 2010 Consolidated Balance Sheet of Tri City, which is included in the 2010 Form 10-K.

The Corporation’s business is conducted primarily through its wholly-owned banking subsidiary, Tri City National Bank (“Bank”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all interim adjustments, consisting of normal recurring accruals, for a fair presentation of the results for the interim periods presented. The operating results for the first three months of 2011 are not necessarily indicative of the results that may be expected for the entire 2011 fiscal year.  Tri City has evaluated the consolidated financial statements for subsequent events through the date of the filing of this Form 10-Q.

2.    Use of Estimates

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

3.    Recent Accounting Pronouncements

ASU No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.” This guidance requires an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  To achieve those objectives, disclosures on a disaggregated basis must be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable.  This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance.  The disclosures related to period-end information were required to be provided in all interim and annual periods ending on or after December 15, 2010.  Disclosures of activity that occurs during the reporting period are required in interim and annual periods beginning on or after December 15, 2010.  The provisions of ASU No. 2010-20 had no impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

“ASU No. 2011-2, “Receivables  (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This guidance provides additional guidance and clarification to assist creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments to Topic 310 clarify guidance on the creditor’s evaluation of whether it granted a concession by requiring the creditor to evaluate whether:  (1) the debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt such that the restructuring should be considered below-market rate, which may indicate that the creditor has granted a concession; (2) a temporary or permanent increase in the contractual interest rate as a result of the restructuring does not preclude the restructuring from being a concession as the new contractual rate may be below-market; and (3) a restructuring that results in a delay that is insignificant is not a concession.  The guidance also clarifies the whether a debtor is experiencing financial difficulties even though the debtor may not be in default.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011.  The provisions of this guidance will not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

4.    Fair Value of Financial Instruments

The accounting guidance for fair value measurements and disclosures establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date and thereby favors use of Level 1 if appropriate information is available, and otherwise Level 2 and finally Level 3 if a Level 2 input is not available. The three levels are defined as follows.

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

The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values.  Further, while the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different estimates of fair values of the same financial instruments at the reporting date.

The following is a description of the valuation methodologies used by the Corporation to estimate fair value, as well as the general classification of financial instruments pursuant to the valuation hierarchy:

Cash and cash equivalents – Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Fed funds sold – Due to their short-term nature, the carrying amount of Fed funds sold approximates fair value.

Held to maturity securities – The fair value is estimated using quoted market prices.

Non-marketable equity securities – The fair value is estimated using values of comparable securities.

Loans held for investment - The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.  Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Cash surrender value of life insurance policies – Fair value is based on the cash surrender value of the individual policies as provided by the insurance agency.

Mortgage Servicing Rights - The Bank does not record Mortgage Servicing Rights (MSRs) at fair value on a recurring basis.  However, from time to time, MSRs may be considered impaired and a valuation allowance is established.  MSRs for which amortized cost exceeds fair value are considered impaired.  The fair value of MSRs is estimated using the third-party information for selected asset price tables for servicing cost and servicing fees applied to the Bank’s portfolio of serviced loans.  The Bank records impaired MSRs as a nonrecurring Level 2 valuation.

Other real estate owned - Loans on which the underlying collateral has been repossessed are recorded at the lesser of (i) carrying value or (ii) at fair value less estimated costs to sell upon transfer to other real estate owned.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.

Deposit Accounts - The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered forcertificates of deposits with similar remaining maturities.

As of March 31, 2011 and December 31, 2010 the Bank did not carry any assets that were measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 03/31/11	Level 1	Level 2	Level 3

Loans held for investment	$12,904,598	$-	$-	$12,904,598
Other real estate owned	5,568,336	-	-	5,568,336
Totals	$18,472,934	$-	$-	$18,472,934

	Balance at 12/31/10	Level 1	Level 2	Level 3

Loans held for investment	$12,630,600	$-	$-	$12,630,600
Other real estate owned	5,407,205	-	-	5,407,205
Totals	$18,037,805	$-	$-	$18,037,805

The estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$26,016,350	$26,016,350	$39,849,020	$39,849.020
Federal funds sold	16,868,792	16,868,792	88,221,710	88,221,710
Held to maturity securities	306,927,406	306,982,206	227,803,832	227,276,572
Federal reserve stock	322,100	322,100	322,100	322,100
Loans held for investment, net	725,352,513	731,848,796	737,302,103	744,855,523
Cash surrender value of life insurance	12,138,797	12,138,797	12,024,264	12,024,264
Mortgage servicing rights	1,675,253	3,046,795	1,702,696	2,784,581
Accrued interest receivable	4,693,734	4,693,734	4,120,030	4,120,030
FINANCIAL LIABILITIES
Deposits	$1,002,045,144	$1,000,157,159	$1,018,447,292	$1,016,209,456
Other borrowings	1,604,747	1,604,747	4,815,964	4,815,964
Accrued interest payable	314,182	314,182	360,173	360,173

The estimated fair value of fee income on letters of credit outstanding at March 31, 2011 and December 31, 2010 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2011 and December 31, 2010.

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as part of its normal operations.  As a result, fair values of the Bank’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

5.    Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$54,906,552	$1,008,285	$(115,149)	$55,799,688
U.S. government-sponsored entities and corporations	251,920,854	744,083	(1,582,419)	251,082,518
Other	100,000	-	-	100,000
Totals	$306,927,406	$1,752,368	$(1,697,568)	$306,982,206

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$51,315,102	$843,803	$(119,745)	$52,039,160
U.S. government-sponsored entities and corporations	176,388,730	704,904	(1,956,222)	175,137,412
Other	100,000	-	-	100,000
Totals	$227,803,832	$1,548,707	$(2,075,967)	$227,276,572

Obligations of U.S. government-sponsored entities consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

The amortized cost and fair value of held-to-maturity securities at March 31, 2011 by contractual maturity are shown below.  Expected maturities differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$43,318,764	$43,418,336
Due after one year less than 5 years	134,350,485	135,281,549
Due after 5 years less than 10 years	125,405,260	124,332,071
Due in more than 10 years	3,852,897	3,950,250
Totals	$306,927,406	$306,982,206

The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for more than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$10,110,086	$112,255	$507,050	$2,894	$10,617,136	$115,149
U.S. government-sponsored entities and corporations	135,498,900	1,582,419	-	-	135,498,900	1,582,419
Totals	$145,608,986	$1,694,674	$507,050	$2,894	$146,116,036	$1,697,568

	December 31, 2010
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for more than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$13,884,930	$115,639	$508,550	$4,106	$14,393,480	$119,745
U.S. government-sponsored entities and corporations	119,139,262	1,956,222	-	-	119,139,262	1,956,222
Totals	$133,024,192	$2,071,861	$508,550	$4,106	$133,532,742	$2,075,967

Management does not believe any individual unrealized loss as of March 31, 2011 or December 31, 2010 represents other than temporary impairment.  At March 31, 2011 and December 31, 2010 the Bank held one investment security that had unrealized losses existing for greater than 12 months.   Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not by a deterioration in credit quality of the underlying portfolio of securities.  Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

6.    Loans

Major classifications of loans are as follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Commercial	$23,462,038	$25,451,474
Real Estate
Construction	53,156,517	55,974,007
Commercial	290,896,498	285,862,944
Residential	311,772,914	319,789,488
Multifamily	39,866,510	41,073,712
Installment and Consumer	16,068,290	18,677,070
	$735,222,767	$746,828,695
Less: Allowance for loan losses	(9,870,254)	(9,526,592)
Net Loans	$725,352,513	$737,302,103

Credit risk tends to be geographically concentrated in that 96% of the loan customers are located in the local markets serviced by the Bank in Wisconsin.  The Bank's extension of credit is governed by its credit risk policy which was established to control the quality of the Bank's loans. This policy is  reviewed and approved by the Board of Directors on a regular basis.

Commercial loans - Historically commercial and industrial (“C&I”) lending has been a small part of the Bank’s portfolio which continues to be the case in 2011.  C&I balances have decreased during these difficult economic times.  Reductions of outstanding balances on lines of credit have occurred as well as the demand for term financing as businesses made little, if any, investment in new equipment.  C&I loans are collateralized by general business assets such as accounts receivable, inventory and equipment and have no real estate component.  During weak economic periods the Bank can be exposed to heightened risk if a business is out of compliance with debtor covenants supporting C&I loans.  The Bank was active in policing such requirements prior to and at the beginning of the 2008 crisis.  Nearly three years later these issues have been largely resolved and this segment of loans presents minimal risk going forward.

Real estate construction loans - Loans to residential real estate developers comprise most of the dollars outstanding in real estate construction loans.  Historically, real estate construction loans have been made to developers who are well known to the Bank, have prior successful project experience and are well capitalized.  Loans are made to customers in the Bank’s Southeastern Wisconsin market with experience and knowledge of the local economy.  Real estate construction loans of this type are generally larger in size and involve greater risks than residential mortgage loans because payments depend on the success of the project or in the case of commercial development, successful management of the property.  The Bank will generally make credit extensions to borrowers with adequate outside liquidity to support the project in the event the actual performance is less than projected.  Developers with which the Bank does business have the ability to service the development debt personally or through their companies, however, these individuals are not immune to a weak economy. The Bank’s remaining real estate development loans are performing even three years into the economic downturn and our borrower’s inventories are decreasing.  The greatest risk to the Bank within this segment is condominium development loans.  This group has been most severely affected by the prolonged economic downturn.  Risk factors the Bank inherits upon the failure of  a developer include the existence and/or control of the condo association, the availability of term financing to initial buyers of units and partial project completion for common use areas.  The exposure to the Bank for loans not already moved to OREO, while increased, is limited to one project with loan balances less than $1.0 million.  The bank does have condominium exposure in several other projects with aggregate loan balances of $4.0 million to the second developers following foreclosures.  These are our customers who were able to buy incomplete developments at deep discounts from other banks which had foreclosed on the original developer.  In all cases the selling banks also agreed to fixed-rate mortgage loans to qualified borrowers at prevailing rates to allow the second developer to sell units without the issue of term financing availability.  This group of condominium loans presents a much lower risk.

Commercial real estate loans - The Bank’s commercial real estate lending efforts are focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations and retail facilities located in its market areas.  The most significant risk factor in the third year of the financial crisis is occupancy. The fact that the Bank prefers owner occupied commercial real estate mitigates that risk, provided of course, the owner’s business survives.   The Bank’s $18.3 million per-borrower legal lending limit would permit it to compete for activity in the middle market, but management prefers to seek small businesses as its target borrowers. Loans to such businesses are approved based on the creditworthiness, economic feasibility and cash flow abilities of the borrower.

Residential real estate loans - Loans in this segment of the portfolio have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  The Bank considers owner-occupied one-to-four family loans to be low risk because underwriting has always required 20% equity and qualified borrowers with proper debt service coverage ratios.  These loans provide a foundation for the sale of all other retail banking products and have always been a staple of the Bank’s portfolio.  However, in the acquisition of Bank of Elmwood (the “Acquired Bank”) by the Bank from the FDIC in October 2009 (the “Acquisition”) the Bank acquired a number of residential real estate loans that do not meet the Bank’s underwriting standards and these borrowers were encouraged to bring loans current, pay delinquent taxes, refinance at another financial institution and comply with the Bank’s underwriting standards or face foreclosure.   The greatest risks to the Bank in this segment are those one-to-four family residential real estate loans that are not owner occupied.  Many of these scattered site owner’s loans were generated by the Acquired bank through their “Rehab and Go” and “Equity is Cash” programs.  The risks are now plainly evident after the fact.  Often rehab dollars were not invested in the property, the properties were over-appraised and as rentals property damage was prevalent but no replacement reserves were required as would be in a commercial real estate loan.  The Bank is in the middle of a three year project to eliminate this group of loans from the Acquired Bank.  These loans were deeply discounted in the FDIC bid and the Bank believes the credit risk is mitigated by this discount.

Multi-family real estate loans - The loans in this category are collateralized by properties with more than four family dwelling units.  The Bank has always been conservative in requiring borrowers to be well-qualified and to provide their personal guaranty, as well as insisting on proper debt service coverage ratios and equity sufficient to sustain reasonable debt service in the event of interest rate pressure.  Loans in this category typically have maturities of 3, 4 or 5 years and are amortized over 15 to 20 years.  While any loan presents risk to the Bank, loans in this segment are performing quite well in the downturn because of the Bank’s underwriting criteria and because with significant foreclosure activity, many former homeowners are back in the rental market.

Installment and other loans - These loans consist of auto loans, mobile home loans and unsecured consumer loans which have been a decreasing loan category for several years.  Auto loan volume decreased as sales of new cars declined drastically in 2009.  The Bank has historically limited its exposure to mobile home loans and unsecured consumer loans.  However, in the Acquisition the Bank acquired a number of such consumer loans many of which, despite not meeting the Bank’s historical underwriting standards, continue to perform.

The following table presents the contractual aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$23,149,523	$91,268	$9,829	$211,418	$312,515	$23,462,038
Real estate
Construction	51,661,652	163,471	-	1,331,394	1,494,865	53,156,517
Commercial	277,386,338	2,174,054	1,015,714	10,320,392	13,510,160	290,896,498
Residential	291,952,844	4,104,211	2,127,380	13,588,479	19,820,070	311,772,914
Multifamily	37,308,296	-	-	2,558,214	2,558,214	39,866,510
Installment and other	14,964,856	298,504	316,219	488,711	1,103,434	16,068,290
Total Loans	696,423,509	6,831,508	3,469,142	28,498,608	38,799,258	735,222,767
Purchase Credit- Impaired Loans	(42,525,995)	(249,587)	(167,075)	(10,005,583)	(10,422,245)	(52,948,240)
Total loans, excluding Purchase Credit- Impaired Loans	$653,897,514	$6,581,921	$3,302,067	$18,493,025	$28,377,013	$682,274,528

	As of December 31, 2010
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$24,972,641	$220,354	$200,920	$57,559	$478,833	$25,451,474
Real estate
Construction	53,001,023	47,899	1,362,911	1,562,174	2,972,984	55,974,007
Commercial	270,383,215	4,046,092	434,278	10,999,359	15,479,729	285,862,944
Residential	295,608,455	5,789,198	2,331,859	16,059,976	24,181,033	319,789,488
Multifamily	37,025,673	851,102	-	3,196,937	4,048,039	41,073,712
Installment and other	17,650,012	437,779	131,220	458,059	1,027,058	18,677,070
Total Loans	698,641,019	11,392,424	4,461,188	32,334,064	48,187,676	746,828,695
Purchase Credit- Impaired Loans	(41,308,636)	(1,808,362)	(448,907)	(11,899,509)	(14,156,778)	(55,465,415)
Total loans, excluding Purchase Credit- Impaired Loans	$657,332,383	$9,584,062	$4,012,281	$20,434,555	$34,030,898	$691,363,280

Commercial loans deemed to be inadequately collateralized and past due 90 days or more for principal or interest are placed in a non-accrual status.  Residential real estate loans are not subject to these guidelines if well-secured, as deemed by the Senior Loan Committee, and in the process of collection.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Nonaccrual	Past due 90 days or more
Commercial	$218,822	$-
Real estate
Construction	1,383,714	116,697
Commercial	11,513,546	1,351,053
Residential	17,179,115	1,045,643
Multifamily	2,861,586	-
Installment and other	80,797	407,914
Total Loans	33,237,580	2,921,307

Commercial	(15,782)	-
Real Estate
Construction	(46,015)	-
Commercial	(4,005,302)	-
Residential	(7,290,236)	(305,075)
Multifamily	(603,395)	-
Installment & Other	-	-
Purchase Credit-Impaired Loans	(11,960,730)	(305,075)
Total loans, excluding Purchase Credit-Impaired Loans	$21,276,850	$2,616,232

	As of December 31, 2010
	Nonaccrual	Past due 90 days or more
Commercial	$70,042	$4,339
Real estate
Construction	1,485,837	246,743
Commercial	13,034,876	114,159
Residential	17,147,456	2,732,296
Multifamily	3,196,937	-
Installment and other	80,568	377,491
Total Loans	35,015,716	3,475,028

Commercial	(16,822)	-
Real Estate
Construction	(235,598)	-
Commercial	(4,440,670)	-
Residential	(6,537,049)	(2,041,589)
Multifamily	(603,395)	-
Installment & Other	-	-
Purchase Credit-Impaired Loans	(11,833,534)	(2,041,589)
Total loans, excluding Purchase Credit-Impaired Loans	$23,182,182	$1,433,439

Management uses an internal asset classification system as a means of identifying problem and potential problem assets.  At the quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention,” “Substandard” and “Doubtful” for the previous twelve months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at a future date. An asset is classified Substandard if it is inadequately protected by the  current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are classified as “Pass.”   The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial	$20,719,245	$1,752,412	$976,266	$14,115	$23,462,038
Real estate
Construction	42,850,100	7,425,746	2,880,671	-	53,156,517
Commercial	248,483,706	17,626,084	24,656,469	130,239	290,896,498
Multifamily	33,876,113	1,475,761	4,514,636	-	39,866,510
Total	$345,929,164	$28,280,003	$33,028,042	$144,354	$407,381,563

		Special
	Pass	Mention	Substandard	Doubtful	Total

Current	$344,619,493	$28,238,694	$16,647,622	$-	$389,505,809
30-59	833,215	41,309	1,554,268	-	2,428,792
60-89	476,457	-	549,086	-	1,025,543
Over 90	-	-	14,277,065	144,354	14,421,419
Total	$345,929,165	$28,280,003	$33,028,041	$144,354	$407,381,563

	As of December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial	$23,375,444	$1,665,817	$396,098	$14,115	$25,451,474
Real estate
Construction	44,791,225	8,293,423	2,889,359	-	55,974,007
Commercial	241,042,464	19,435,523	25,254,718	130,239	285,862,944
Multifamily	36,404,928	1,003,817	3,664,967	-	41,073,712
Total	$345,614,061	$30,398,580	$32,205,142	$144,354	$408,362,137

		Special
	Pass	Mention	Substandard	Doubtful	Total

Current	$342,900,085	$28,567,600	$13,914,866	$-	$385,382,551
30-59	2,037,955	468,067	2,659,426	-	5,165,448
60-89	522,361	1,362,912	112,836	-	1,998,109
Over 90	153,661	-	15,518,014	144,354	15,816,019
Total	$345,614,062	$30,398,579	$32,205,142	$144,354	$408,362,137

Excluding purchased credit-impaired loans, approximately $27.8 million of the Substandard and Doubtful loans were nonperforming as of March 31, 2011.

For residential real estate and installment loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Performing	Nonperforming	Total

Residential Real Estate	$293,548,156	$18,224,758	$311,772,914
Installment & Other	15,579,579	488,711	16,068,290
Total	$309,127,735	$18,713,469	$327,841,204

	As of December 31, 2010
	Performing	Nonperforming	Total

Residential Real Estate	$299,909,738	$19,879,750	$319,789,488
Installment & Other	18,219,011	458,059	18,677,070
Total	$318,128,749	$20,337,809	$338,466,558

At March 31, 2011, the Corporation has identified $50.6 million of loans as impaired, including performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A summary of the details regarding impaired loans follows:

	March 31, 2011	December 31, 2010
Loans for which there was a related allowance for loan loss	$17,398,919	$16,617,148
Impaired loans with no related allowance	33,204,473	16,112,165
Total Impaired Loans	$50,603,392	$32,729,313

Average quarterly balance of impaired loans	$41,666,353	$24,470,966
Related allowance for loan losses	4,494,321	3,986,548

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
				Allowance
	Unpaid Principal	Recorded	Partial Charge-	For Loan Losses
	Balance	Investment	offs	Allocation
Loans with no related allowance recorded:
Commercial	$172,528	$169,921	$2,607	$-
Real estate
Construction	480,712	469,758	10,954	-
Commercial	15,110,357	13,951,172	1,159,185	-
Residential	17,824,023	17,492,820	331,204	-
Multifamily	1,121,311	1,120,802	509	-
Installment & Other	-	-	-	-
Total	34,708,931	33,204,473	1,504,459	-

Loans with a related allowance recorded:
Commercial	48,900	48,900	-	18,135
Real estate
Construction	1,000,513	993,122	7,391	286,408
Commercial	7,746,586	7,556,709	189,877	1,351,964
Residential	7,830,039	6,978,607	851,433	2,578,552
Multifamily	1,755,915	1,740,784	15,131	228,465
Installment & Other	80,797	80,797	-	30,797
Total	18,462,750	17,398,919	1,063,832	4,494,321
Total Impaired Loans	$53,171,682	$50,603,392	$2,568,291	$4,494,321

	As of December 31, 2010
				Allowance
	Unpaid Principal	Recorded	Partial Charge-	For Loan Losses
	Balance	Investment	offs	Allocation
Loans with no related allowance recorded:
Commercial	$-	$-	$-	$-
Real estate
Construction	2,005,213	2,005,213	-	-
Commercial	6,497,934	6,497,934	-	-
Residential	7,478,138	7,478,138	-	-
Multifamily	130,880	130,880	-	-
Installment & Other	-	-	-	-
Total	16,112,165	16,112,165	-	-

Loans with a related allowance recorded:
Commercial	14,115	14,115	-	14,115
Real estate
Construction	1,002,247	1,002,247	-	113,964
Commercial	7,653,948	7,478,948	175,000	1,211,358
Residential	8,098,270	7,491,970	606,300	2,406,059
Multifamily	549,300	549,300	-	222,483
Installment & Other	80,568	80,568	-	18,569
Total	17,398,448	16,617,148	781,300	3,986,548
Total Impaired Loans	$33,510,613	$32,729,313	$781,300	$3,986,548

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

	For the Three Months Ended March 31, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Allowance for loan losses:
Beginning balance	$412,745	$447,955	$2,819,054	$4,593,811	$1,010,978	$242,049	$9,526,592
Charge-offs	-	-	(236,154)	(824,462)	-	(22,512)	(1,083,128)
Recoveries	1,101	-	12,580	6,856	-	6,253	26,790
Provision	(208,061)	198,515	981,532	975,858	(483,678)	(64,166)	1,400,000
Ending balance	$205,785	$646,470	$3,577,012	$4,752,063	$527,300	$161,624	$9,870,254

	As of March 31, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Loans:
Ending balance	$23,462,038	$53,156,517	$290,896,498	$311,771,909	$39,866,511	$16,069,294	$735,222,767
ALL
Individually evaluated	18,135	286,408	1,086,533	1,991,014	228,465	30,797	3,641,352
Correctively evaluated	187,650	360,062	2,225,048	2,173,512	298,835	130,827	5,375,934
Acquired	-	-	265,431	587,537	-	-	852,968
Total ALL	205,785	646,470	3,577,012	4,752,063	527,300	161,624	9,870,254
Recorded Investment	$23,256,253	$52,510,047	$287,319,486	$307,109,846	$39,339,211	$15,907,670	$725,352,513

Ending Balance:
Individually evaluated	$218,822	$1,462,879	$21,507,882	$24,471,426	$2,861,586	$80,797	$50,603,392
Collectively evaluated	22,779,113	43,658,846	265,234,945	262,754,349	36,003,446	15,988,497	646,419,196
Acquired	464,104	8,034,791	4,153,671	24,546,134	1,001,479	-	38,200,179
Total ending balance	$23,462,039	$53,156,516	$290,896,498	$311,771,909	$39,866,511	$16,069,294	$735,222,767

	As of December 31, 2010
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Loans:
Ending balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695
ALL
Individually Evaluated	14,115	113,964	1,211,358	2,406,059	222,483	18,568	3,986,547
Correctively evaluated	398,630	333,991	1,607,696	1,458,116	788,495	223,481	4,810,409
Acquired	-	-	-	729,636	-	-	729,636
Total ALL	412,745	447,955	2,819,054	4,593,811	1,010,978	242,049	9,526,592
Recorded Investment	$25,038,729	$55,526,052	$283,043,890	$315,195,677	$40,062,734	$18,435,021	$737,302,103

Ending Balance:
Individually evaluated	$14,115	$3,007,460	$13,976,882	$14,970,108	$680,180	$80,568	$32,729,313
Collectively evaluated	24,892,894	44,664,827	263,312,796	273,659,587	38,576,591	18,596,502	663,703,197
Acquired	544,465	8,301,720	8,573,266	31,159,793	1,816,941	-	50,396,185
Total ending balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695

The Corporation continues to evaluate loans purchased in conjunction with the Acquisition for impairment in accordance GAAP.  The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans

Commercial	$1,082,971	$3,063,794	$3,092,971
Real Estate
Construction	13,674,325	356,782	8,385,022
Commercial	16,546,464	15,708,005	21,621,617
Residential	59,141,686	67,952,425	94,116,800
Multifamily	2,320,446	420,219	1,941,447
Installment and Consumer	6,556	4,757,352	2,639,885
Total	$92,772,448	$92,258,577	$131,797,742

	As of December 31, 2010
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans

Commercial	$1,163,657	$3,374,952	$3,431,480
Real Estate
Construction	13,895,239	357,379	8,605,686
Commercial	17,679,889	16,580,216	22,774.024
Residential	62,201,020	72,406,187	99,498,903
Multifamily	2,644,213	422,239	2,154,090
Installment and Consumer	6,836	5,213,526	2,879,377
Total	$97,590,854	$98,354,499	$139,343,560

As of March 31, 2011 the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $92.8 million and $92.3 million, respectively.  The cash flows expected to be collected as of March 31, 2011 on all purchased loans is $131.8 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at March 31, 2011.  The difference between the contractually required payments at acquisition and the cash flow expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows will result in a reversal of the provision for loan losses charged to earnings to the extent of prior charges or a reclassification of the difference from non-accretable discount to accretable discount with a positive impact on interest income.  Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The change in the carrying amount of accretable yield for purchased loans was as follows for the three months ended March 31, 2011.

ACCRETABLE YIELD

	For Three Months Ended March 31,
	2011	2010
Balance at December 31, 2010	$14,414,324	$23,859,358
Accretion(1)	1,095,427	3,109,946
Balance at March 31, 2011	$13,318,897	$20,749,412

(1) Accretable yield is recognized as the purchased loans pay down, mature, renew or pay off.

Contractual maturities of loans with accretable yield range from 1 year to 30 years.  Actual maturities may differ from contractual maturities because borrowers have the right to prepay or renew their loan prior to maturity or the loan may be charged off.

7.    Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable loan inherent in the portfolio.  An analysis of changes in the allowance is presented in the following tabulation:

ALLOWANCE FOR LOAN LOSSES

	For Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$9,526,592	$6,034,187
Charge-offs	(1,083,128)	(360,086)
Recoveries	26,790	113,705
Net loans charged-off	(1,056,338)	(246,381)
Additions to allowance charged to expense	1,400,000	1,780,000
Balance at end of period	$9,870,254	$7,567,806

The allowance for loan losses as of March 31, 2011 related to the purchased loans included $3.2 million based on management’s estimate of losses inherent in the portfolio of non-credit impaired loans that have been renewed and $0.8 million due to the subsequent decrease in expected cash flows on credit impaired loans.

Consistent with regulatory guidance, charge-offs are taken when specific loans, or portions thereof, are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The Bank’s policy is to promptly charge these loans off in the period the uncollectible loss amount is reasonably determined.  The Bank promptly charges-off commercial and real estate loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.  All consumer loans 120 days past due and all other loans with principal and interest 180 days or more past due will be reviewed for potential charge-off at least quarterly.

8.    Other Real Estate Owned

Real estate acquired by foreclosure or by deed in lieu of foreclosure is held for sale and is initially recorded at fair value at the date of foreclosure less estimated selling expenses, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed and the assets are carried at fair value, less estimated selling expenses.  At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses.  Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

A summary of the activity in other real estate owned is as follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Beginning Balance	$5,407,205	$4,681,481
Additions	1,852,112	8,667,614
Valuation Adjustments	-	-
Gain on Sale	187,469	1,375,932
Sales	(1,878,450)	(9,317,822)
Ending Balance	$5,568,336	$5,407,205

9.     Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties.  A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability.  If a TDR is placed on nonaccrual status, it remains there until it performs under the restructured terms for six consecutive months at which time it is returned to accrual status.

	As of March 31, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Accruing
Beginning balance	$-	$2,005,213	$11,510,812	$4,747,253	$130,880	$-	$18,394,158
Principal payments	-	-	(236,743)	-	(509)	-	(237,252)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	9,520	31,331	-	-	40,851
New restructured	-	-	-	2,390,261	-	-	2,390,261
Class transfers	-	(1,926,048)	(1,289,253)	(62,661)	-	-	(3,277,962)
Transfers from							-
nonaccrual	-	-	-	-	(130,371)	-	(130,371)
				-
Ending Balance	$-	$79,165	$9,994,336	$7,106,184	$-	$-	$17,179,685

Nonaccrual
Beginning balance	$-	$-	$-	$2,730,885	$-	$-	$2,730,885
Principal payments	-	-	-	(65,879)	-	-	(65,879)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	-	6,601	-	-	6,601
New restructured	-	-	-	625,098	-	-	625,098
Class transfers	-	-	-	118,555	-	-	118,555
Transfers from
accruing	-	-	-	-	130,371	-	130,371

Ending balance	$-	$-	$-	$3,415,260	$130,371	$-	$3,545,631

Totals
Beginning balance	$-	$2,005,213	$11,510,812	$7,478,138	$130,880	$-	$21,125,043
Principal payments	-	-	(236,743)	(65,879)	(509)	-	(303,131)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	9,520	37,932	-	-	47,452
New restructured	-	-	-	3,015,359	-	-	3,015,359
Class transfers	-	(1,926,048)	(1,289,253)	55,894	-	-	(3,159,407)

Ending balance	$-	$79,165	$9,994,336	$10,521,444	$130,371	$-	$20,725,316

A summary of troubled debt restructurings as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011		December 31, 2010
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
Commercial	-	$-	-	$-
Real estate
Construction	1	79,166	3	2,005,213
Commercial	17	9,201,472	19	10,716,852
Residential	52	9,919,765	42	7,478,138
Multifamily	-	-	1	130,880
Installment and other	-	-	-	-
Total Loans	70	$19,200,403	65	$20,331,083

10.           Regulatory Capital Requirements

As of March 31, 2011, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011
Total capital (to risk weighted assets)	$120,563,000	15.8%	$60,868,000	8.0%	$76,085,000	10.0%
Tier 1 capital (to risk weighted assets)	110,693,000	14.5%	30,434,000	4.0%	45,651,000	6.0%
Tier 1 capital (to average assets)	110,693,000	10.0%	44.300,000	4.0%	55,374,000	5.0%

As of December 31, 2010
Total capital (to risk weighted assets)	$117,822,000	15.2%	$62,011,000	8.0%	$77,514,000	10.0%
Tier 1 capital (to risk weighted assets)	108,295,000	14.0%	31,006,000	4.0%	46,509,000	6.0%
Tier 1 capital (to average assets)	108,295,000	10.0%	43,298,000	4.0%	54,122,000	5.0%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this Report.  These statements speak of the Corporation’s plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. Future filings by the Corporation with the Securities and Exchange Commission, and statements other than historical facts contained in this Report and in any written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties and the Corporation’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the 2010 Form 10-K, which item is incorporated herein by reference, and any other risks identified in Part II, Item 1A and elsewhere in this Report.

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

  Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the Corporation’s consolidated financial statements. The following is a summary of what management believes are the Corporation’s critical accounting policies.

Loans Acquired Through Transfer

Loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Bank will be unable to collect all contractually- required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually at the date of transfer to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Contractually-required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Bank does not have the information necessary to reasonably estimate expected cash flows, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

Allowance for Loan Losses

The Bank’s allowance for loan losses (“ALL”) is composed of specific and general valuation allowances. The Bank establishes specific valuation allowances on loans considered impaired. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  General valuation allowances are based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

The ALL is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The adequacy of the ALL is reviewed and approved by the Bank's Board of Directors. The allowance reflects management's best estimate of the probable and inherent losses on loans, and is based on a risk model developed and implemented by management and approved by the Bank's Board of Directors.

In addition, various regulatory agencies periodically review the ALL.  These agencies may suggest additions to the ALL based on their judgments of collectability taking into consideration information available to them at the time of their examination.

Other Real Estate Owned

Other real estate owned comprises real estate acquired in partial or full satisfaction of loans and is recorded as a separate line item on the consolidated balance sheet. Other real estate owned is recorded at the lower of (i) carrying value or (ii) at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Properties are subsequently evaluated and any additional declines in value are charged to current period earnings. The amount the Corporation ultimately recovers on other real estate owned may differ substantially from the net carrying value of those assets because of future market factors beyond the Corporation’s control.

Financial Condition

Total Assets

The Corporation’s total assets decreased $18.0 million, or 1.6%, from $1,141.7 million at December 31, 2010 to $1,123.7 million at March 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents, including federal funds sold, decreased $85.2 million or 66.5%, since December 31, 2010.  Cash and due from banks decreased $13.8 million while federal funds sold decreased $71.4 million.  The decrease in cash and cash equivalents is due to the short-term increase in deposits at year-end associated with municipal deposits from the collection of property taxes and with commercial deposits resulting from holiday spending. These deposits typically run off during the first quarter of each year.  In addition, management reinvested the excess funds during the first quarter into suitable investment securities given the continued low interest rate environment.

  Investment Securities

Investment securities increased $79.1 million, or 34.7%, during the first three months of 2011 to $306.9 million.  During the first quarter of 2011 $90.5 million of investment securities were purchased, $1.2 million of investment securities were called and $10.0 million of investment securities matured.  U.S Government Sponsored Entities accounted for $86.7 million of the purchases of which $46.8 million have step-up features in which the yields are scheduled to increase in future periods.  The remaining $3.8 million of purchases were of securities issued by states and political subdivisions. The initial yield on the investments purchased was 2.22%. Management continues to follow its practice of holding the securities in the investment portfolio to maturity.

Loans

Total loans decreased $11.6 million or 1.6% during the first three months of 2011 from $746.8 million at December 31, 2010 to $735.2 million at March 31, 2011.  The decrease in total loans outstanding was partially due to the continued aggressive management of the loans acquired from the Acquisition as those relationships were converted to the Bank’s historical underwriting standards, which in some cases resulted in the borrower refinancing elsewhere.  In addition, management continues to focus on credit quality resulting in continued scrutiny of equity, cash flow and borrower character for new loan opportunities created as borrowers refinance their credits with competing banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any such loans in its portfolio.

	LOAN PORTFOLIO ANALYSIS
	(Dollars in Thousands)

	March 31, 2011		December 31, 2010
	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category
Commercial	$23,462	3.19%	$25,451	3.41%
Real Estate
Construction	53,157	7.23%	55,974	7.49%
Commercial	290,896	39.57%	285,863	38.28%
Residential	311,773	42.41%	319,789	42.82%
Multi-Family	39,867	5.42%	41,074	5.50%
Installment and Consumer	16,068	2.18%	18,678	2.50%
Total	$735,223	100.00%	$746,829	100.00%

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets increased $0.1 million or 43.0% during the first three months of 2011.

Total Deposits and Borrowings

Deposits at the Bank decreased $16.4 million, or 1.6%, from $1,018.4 million at December 31, 2010 to $1,002.0 million at March 31, 2011.  Demand deposits increased $0.8 million, savings and NOW accounts decreased $6.7 million, and time deposits decreased $10.5 million.  The decrease in savings and NOW accounts was driven by a decrease of $35.8 million in municipal deposits, which was partially offset by significant growth in both money market and savings accounts. The decrease in municipal deposits during the first quarter is typical due to the increase in municipal deposits from the receipt of property tax payments in December of each year.  A portion of these deposits tend to be transferred to the State of Wisconsin investment fund after the first of the year with the remaining balances declining throughout the year as funds are spent on operating activities.  In addition, a portion of the growth in savings and NOW accounts is due to a shift from certificates of deposit into money market accounts as many customers have chosen to keep their funds more liquid in the current low interest rate environment.

Total borrowings decreased $3.2 million or 66.7% during the first three months of 2011.  The Bank adjusts its level of daily borrowing and short term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility with its primary correspondent bank.

Accrued Interest Payable and Other Liabilities

Accrued interest payable and other liabilities decreased $0.6 million or 15.8% to $3.4 million during the first three months of 2011.

Capital Resources

Total stockholders’ equity increased $2.3 million, or 2.0%, during the first three months of 2011 which was equal to net income of $2.3 million as no dividends were declared during the period.   During the fourth quarter of 2010 the Board declared a special dividend of $1.20 per share paid on December 10, 2010 to shareholders of record on November 30, 2010.  This dividend was intended to prepay 2011 dividends due to the possibility of less favorable tax treatment of dividend income in 2011.  As a result of the dividend paid in December of 2010, the Board intends to significantly reduce or eliminate dividend payments during 2011.  The Board intends to resume quarterly dividend payments after 2011, however there can be no assurance that they will do so or, if so, in what amounts.  The Board will review earnings, monitor regulatory developments and consider other appropriate factors at that time relative to declaring future dividends.

Federal banking regulatory agencies have established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities.  As of both March 31, 2011 and December 31, 2010, the Bank’s Tier 1 leverage ratio was 10.0%.  Tier 1 risk-based capital ratios were 14.6% at March 31, 2011 and 14.0% at December 31, 2010.  The increase in the Tier 1 risk-based capital ratio was due to both a decrease in total risk-based assets and an increase in capital through retained earnings.  As of March 31, 2011 the Bank’s total risk based capital ratio was 15.85% compared to 15.27% at December 31, 2010.  The increase in the Total risk-based capital ratio was due to a decrease in total risk-based assets as well as an increase in capital through both retained earnings and a higher loan loss reserve.

All of the Bank’s capital ratios at March 31, 2011 were significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes that the Bank has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Bank in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Nonperforming Assets and ALL

Nonperforming loans, excluding purchased credit-impaired loans, were $23.9 million at March 31, 2011 compared to $24.6 million at December 31, 2010.  There continued to be significant activity in the Bank’s nonperforming loans as many of those loans move through the foreclosure process and end up in Other Real Estate Owned (“OREO”) but were replaced by new nonperforming loans.

The carrying value of OREO was $5.6 million at March 31, 2011 compared to $5.4 million at December 31, 2010.  There were 63 OREO properties at March 31, 2011, of which 36 were single family homes representing $2.7 million of the total carrying value.  OREO balances increased during the first three months of 2011 as 20 properties were sold during the period compared to 34 properties that were added to OREO during the period.  The elevated carrying value of OREO and the increased number of properties in OREO is due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past several years.  The Bank’s goal is to minimize the delay in liquidation of OREO properties.  As a result of the Acquisition, management estimates it will continue to foreclose and liquidate a significant number of properties in 2011.  Management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses on such liquidations.

            The ALL increased $0.4 million or 3.6% to $9.9 million during the first three months of 2011.  A $1.4 million provision for loan loss was charged to earnings for the three months ended March 31, 2011.  In addition, a total of $1.1 million of loans were charged-off during the first three months of 2011, which was partially offset by a nominal amount of recoveries during the period on loans that had been previously charged-off.  The Bank’s charge-offs and the corresponding provision for loan losses reflect activity on acquired loans as well as the adverse effects of the continuing recession.

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	March 31, 2011	December 31, 2010

Balance of ALL at beginning of period	$9,527	$6,034
Total loans charged-off	(1,084)	(4,551)
Total recoveries	27	1,114
Net loans charged-off	(1,057)	(3,437)
Additions to allowance charged to expense	1,400	6,930
Balance of ALL at end of period	$9,870	$9,527

Nonaccrual loans	$17,731	$20,452
Troubled debt restructurings – nonaccrual	3,546	2,731
Loans past due 90 days or more	2,616	1,433
Total nonperforming loans(1)	23,893	24,616
Other real estate owned	5,568	5,407
Total nonperforming assets	$29,461	$30,023

Ratio of nonperforming loans to total loans	3.25%	3.30%
Ratio of nonperforming asset to total assets	2.62%	2.63%
Ratio of ALL to total nonperforming loans	41.31%	38.70%
Ratio of net loans charged-off during the period to average loans outstanding (2)	0.57%	0.45%
Ratio of ALL to total loans	1.34%	1.28%

(1)
This amount excludes purchased credit-impaired loans.  Purchased credit-impaired loans had evidence of deterioration in credit quality prior to the Acquisition.  Fair value of these loans as of October 23, 2009, the date of the Acquisition, includes estimates of credit losses.

(2)	Net loans charged-off for the quarter ended March 31, 2011have been annualized.

Liquidity

The ability to provide the necessary funds for the Bank’s day-to-day operations depends on a sound liquidity position.  Management monitors the Bank’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in these products.  Management believes that these efforts will help the Bank to not only retain these deposits, but to encourage continued deposit growth.  The Bank has the ability to borrow up to $75.0 million in federal funds purchased, and has an additional $88.1 million available for short-term liquidity through the Federal Reserve Bank Discount window.

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At March 31, 2011, the Bank’s loan-related commitments, including standby letters of credit and financial guarantees, totaled $108.7 million.  During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to continue to be sufficient to meet the cash requirements of its lending activities.

Results of Operations

Comparison of the Three Months Ended March 31, 2011  and March 31, 2010.

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the three-month periods ended March 31, 2011 and March 31, 2010.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2011	2010
Net income	$2,286	$4,697
Earnings per share	$0.26	$0.53
Cash dividends per share	$-	$0.30

Return on average assets	0.81%	1.79%
Return on average equity	7.47%	17.16%
Efficiency ratio, as reported(1)	69.38%	51.97%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.

The Corporation posted net income of $2.3 million for the first quarter of 2011, a decrease of $2.4 million, or 51.3%, from the first quarter of 2010.  Earnings per share decreased to $0.26 for the three months ended March 31, 2011 compared to $0.53 for the same period in 2010.

The decrease in earnings was due largely to a $3.5 million decrease in net interest income resulting primarily from lower interest rates on earning assets and a volume shift from loans to lower-yielding investment securities.  The decrease attributable to rate was $3.5 million.  The decrease attributable to the volume shift of earning assets was $0.3 million and was offset by a matching $0.3 million reduction in interest expense as a result of lower interest rates.  Volume reduction in loan balances occurs as substandard loans acquired from the FDIC in October 2009 are eliminated at a pace faster than new business is achieved.  This necessitates redeployment of these funds to investment securities.  Reinvestment in today’s rate environment produces relatively low-yielding investments which also negatively impacts the net interest margin.  The decrease in net interest income was partially offset by a $0.4 million decrease in the provision for loan losses. Operating earnings during the first quarter of 2011 were also negatively affected by a decrease in Acquisition-related purchase accounting income.  These items, which totaled $1.4 million in 2011 compared to $4.6 million in 2010, impacted the net interest margin, other income and other operating expenses.

Interest Income

Total interest income on loans decreased $3.3 million, or 22.1%, in the first quarter of 2011 compared to the first quarter of 2010.  The decrease was due to a reduction in Acquisition-related purchase accounting income, reduced loan volume and the prolonged low interest rate environment.  The purchase accounting income related to the Acquisition included $1.1 million in loan discount accretion during the first quarter of 2011 compared to $3.1 million during the same period in 2010.  Loan discount accretion peaked in 2010 and management expects it to decline in future years as loans in the Acquired Bank’s loan portfolio continue to amortize, mature or pay off.  Interest income on loans for the first quarter of 2011, excluding loan discount accretion, decreased by $1.1 million compared to same period in 2010.  A portion of the decrease was due to less loan volume, as average loans decreased $47.0 million, or 6.0%, for the quarter ended March 31, 2011 compared to average loans during the first quarter of 2010 due to the run-off of the Acquired loans.  In addition to lower loan volume, loan yields decreased 33 basis points to 5.75% for the first quarter of 2011 compared to 6.08% for the first quarter of 2010 as new and renewed loans were booked at lower interest rates than the existing portfolio.  Including the interest income related to the loan accretion discount, loan yields decreased 132 basis points to 6.35% for the first quarter of 2011 compared to 7.67% for the first quarter of 2010.

Interest income on investment securities on a tax-equivalent basis decreased $0.4 million, or 23.4%, for the first quarter of 2011 compared to the first quarter of 2010.  This change is the net result of a decrease of 137 basis points in the average tax equivalent yield on the investment securities to 1.73% during the first quarter of 2011 compared to 3.10% in the same period of 2010.  The decrease in yield was partially offset by an $83 million increase in the average amount of U. S. government-sponsored agency, municipal security investments and fed funds sold to $306.0 million at March 31, 2011.

Interest Expense

Interest expense for the three months ended March 31, 2011 decreased $0.2, million or 14.5%, compared to the same period in 2010.  Interest expense in the first quarter of 2010 was reduced by $0.5 million of deposit premium amortization due to the purchase accounting related to the Acquisition. The deposit premium was fully amortized in the fourth quarter of 2010 and therefore had no impact on interest expense during the first quarter of 2011.  Excluding the premium amortization, interest expense would have decreased by $0.7 million due to declining interest rates which was partially offset by core deposit growth.   The average yield on interest bearing liabilities decreased 35 basis points to 0.64% during the first quarter of 2011 compared to 0.99% in the first quarter of 2010.  Including the $0.5 million of premium amortization during the first three months of 2010, the average yield on interest-bearing liabilities decreased 13 basis points to 0.64% during the first quarter of 2011 from 0.77% in the same period of 2010.  The decrease in average yields was partially offset by an increase in average interest-bearing liabilities of $28.9 million to $836.0 million for the first quarter of 2011 from $807.1 million for the first quarter of 2010 primarily to due an increase in core deposits.

Net Interest Margin

The tax-equivalent net interest margin for the three months ended March 31, 2011 was 4.48% compared to 6.04% for the three months ended March 31, 2010.  Excluding the purchase accounting related to the Acquisition the tax-equivalent net interest margin for the three months ended March 31, 2011 would have been 4.06% compared to 4.62% for the three months ended March 31, 2010.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollars in Thousands)

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$736,305	$11,687	6.35%	$783,269	$15,010	7.67%
Taxable investment securities	228,305	812	1.42%	146,894	1,152	3.14%
Non-taxable investment Securities(2)	43,103	503	4.67%	43,696	567	5.19%
Federal funds sold	34,622	12	0.14%	32,482	14	0.17%
Total Interest Earning Assets	$1,042,335	$13,014	4.99%	$1,006,341	$16,743	6.66%
Noninterest earning assets:
Other assets	81,865			40,701

TOTAL ASSETS	$1,124,200			$1,047,042

LIABILITIES AND EQUITY
Interest-earning liabilities:
Transaction accounts	$280,029	$181	0.26%	$279,259	$261	0.37%
Money market	182,060	278	0.61%	135,612	349	1.03%
Savings deposits	167,356	100	0.24%	156,044	128	0.33%
Other time deposits	205,143	769	1.50%	234,569	814	1.39%
Short-term borrowings	1,394	-	0.00%	1,608	-	0.00%
Total interest-bearing liabilities	835,982	1,328	0.64%	807,092	1,552	0.77%
Noninterest bearing liabilities:
Demand deposits	156,011			127,301
Other	9,814			3,147
Stockholders’ equity	122,393			109,502
Total liabilities and
stockholders’ equity	$1,124,200			$1,047,042
Net interest earnings and interest rate spread(3)		$11,686	4.35%		$15,191	5.89%

Net interest margin(4)			4.48%			6.04%

(1)	The average loan balances and rates include non-accrual loans.

(2)	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

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

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the three months ended
	March 31, 2011 and 2010
	Increase (Decrease) Due to
Interest earned on:	Volume	Rate (1)	Net
Loans	$(900)	$(2,423)	$(3,323)
Taxable investment securities	639	(979)	(340)
Nontaxable investment securities	(8)	(56)	(64)
Federal funds sold	1	(3)	(2)

Total interest-earning assets	$(268)	$(3,461)	$(3,729)

Transaction accounts	$1	$(81)	$(80)
Money market	120	(191)	(71)
Savings	9	(37)	(28)
Other time	(102)	57	(45)

Total interest-bearing liabilities	$28	$(252)	$(224)

Increase in net interest income			$(3,505)

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a provision for loan losses (“PLL”) of $1.4 million during the three months ended March 31, 2011 compared to $1.8 million during the same period in 2010.  The PLL related to the acquired loans included an increase of $1.3 million based on management’s estimate of losses inherent in the portfolio of non-credit impaired loans that were renewed during the quarter and a decrease of $0.5 million due to the subsequent change in expected cash flows on credit impaired loans during the quarter. The PLL during the period is also influenced by the amount of charge-offs and recoveries that impact the ALL during the period.

Noninterest Income

Noninterest income for the three months ended March 31, 2011 decreased $1.0 million, or 23.7%, compared to the same period in 2010.  Noninterest income for the first quarter of 2011 compared to the same period in 2010 included a decrease of $0.8 million in non-accretable discount recorded to income as part of the purchase accounting related to the Acquisition.  This is income related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were repaid or charged off during the quarter.  The non-accretable discount recorded to income represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly as it is dependent on the difference between expected future cash flows received and the Acquisition accounting fair value discounts applied to the loans specifically impaired. In addition to the change in non-accretable loan discount income, other income decreased $0.3 million, or 59.1%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease in other income was primarily due to losses, including expenses, on the sale of OREO properties.

Noninterest Expense

Noninterest expense increased $0.2 million, or 2.4%, during the three months ended March 31, 2011 compared to the same period in 2010.  Normal increases in salary and benefits, occupancy costs and computer services was offset by the decrease in acquisition expenses of $0.2 million incurred during the first quarter of 2010 related to the Acquisition in October of 2009.  The core deposit intangible amortization expense remained at $0.1 million and is recognized as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next seven years.

Income Taxes

Income tax expense for the first quarter of 2011 was $0.9 million compared to $2.9 million for the first quarter of 2010.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 27.7% for the first quarter of 2011 compared to 37.8% during the first quarter of 2010.  The decrease in the effective tax rate was due to both a true-up of taxes from prior years, as well as a decrease in pre-tax income, which increases the effect of permanent non-taxable items on the effective tax rate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The 2010 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of March 31, 2011 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART 11 - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the discussion in response to Item 3 of Part I of the 2010 Form 10-K.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the 2010 Form 10-K.

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

TRI CITY BANKSHARES CORPORATION

DATE: May 12, 2011	/s/ Ronald K. Puetz
Ronald K. Puetz
President, Chief Executive Officer
(Principal Executive Officer)

DATE: May 12, 2011	/s/ Frederick R. Klug
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