Form 10-Q
period 2011-06-30
TRI CITY BANKSHARES CORP
filed 2011-08-05
CIK 313337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

YES   X          NO ___

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

Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___         NO   X

The number of shares outstanding of the registrant’s $1.00 par value common stock as of August 5, 2011 was 8,904,915 shares.

Signatures	45

Exhibit Index	46

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$26,412,385	$39,849,020
Federal funds sold	3,365,930	88,221,710
Cash and cash equivalents	29,778,315	128,070,730
Held to maturity securities, fair value of $317,062,830 and $227,276,572 as of June 30, 2011 and December 31 2010, respectively	314,946,712	227,803,832
Loans, less allowance for loan losses of $9,874,383 and $9,526,592 as of June 30, 2011 and December 31, 2010, respectively	712,810,148	737,302,103
Premises and equipment – net	19,665,110	20,321,474
Cash surrender value of life insurance	12,256,383	12,024,264
Mortgage servicing rights – net	1,610,009	1,702,696
Core deposit intangible	1,214,244	1,423,354
Other real estate owned	8,565,443	5,407,205
Other assets	8,211,476	7,631,485
TOTAL ASSETS	$1,109,057,840	$1,141,687,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$161,765,574	$163,121,460
Savings and NOW	624,421,048	644,239,785
Other time	196,786,962	211,086,047
Total Deposits	982,973,584	1,018,447,292
Federal funds purchased and securities sold under repurchase agreements	1,026,327	-
Other borrowings	1,122,235	4,815,964
Other liabilities	4,662,790	4,089,334
Total Liabilities	989,784,936	1,027,352,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding of June 30, 2011 and December 31, 2010	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	83,824,519	78,886,168
Total Stockholders’ Equity	119,272,904	114,334,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,109,057,840	$1,141,687,143

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
INTEREST INCOME
Loans	$12,045,919	$14,460,721
Investment Securities:
Taxable	1,196,359	1,223,962
Tax exempt	340,022	387,352
Federal funds sold	2,205	5,846
Other	9,663	9,663
Total Interest Income	13,594,168	16,087,544

INTEREST EXPENSE
Deposits	1,167,970	1,371,650
Other borrowings	11,989	581
Total Interest Expense	1,179,959	1,372,231
Net interest income before provision for loan losses	12,414,209	14,715,313
Provision for loan losses	1,920,000	950,000
Net interest income after provision for loan losses	10,494,209	13,765,313

NONINTEREST INCOME
Service charges on deposits	2,497,717	2,600,980
Loan servicing income	126,920	131,261
Net gain on sale of loans	88,699	171,324
Increase in cash surrender value of life insurance	117,586	119,166
Non-accretable loan discount	715,569	199,435
Other income	157,450	691,022
Total Noninterest Income	3,703,941	3,913,188

NONINTEREST EXPENSE
Salaries and employee benefits	5,521,641	5,368,604
Net occupancy costs	979,184	972,944
Furniture and equipment expenses	397,487	457,206
Computer services	930,323	880,999
Advertising and promotional	306,219	354,237
FDIC and other regulatory assessments	323,696	1,239,890
Office supplies	196,238	201,134
Acquisition expense	-	122,385
Core deposit intangible amortization	104,554	141,928
Other	1,338,645	1,283,915
Total Noninterest Expense	10,097,987	11,023,242
Income before income taxes	4,100,163	6,655,259
Less: Applicable income taxes	1,447,501	2,477,000
Net Income	$2,652,662	$4,178,259
Basic and fully diluted earnings per share	$0.29	$0.47
Dividends per share	$-	$0.30
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
INTEREST INCOME
Loans	$23,732,841	$29,471,274
Investment Securities:
Taxable	2,008,792	2,375,807
Tax exempt	671,896	761,126
Federal funds sold	14,205	20,089
Other	9,663	9,663
Total Interest Income	26,437,397	32,637,959

INTEREST EXPENSE
Deposits	2,495,569	2,924,201
Other borrowings	12,112	844
Total Interest Expense	2,507,681	2,925,045
Net interest income before provision for loan losses	23,929,716	29,712,914
Provision for loan losses	3,320,000	2,730,000
Net interest income after provision for loan losses	20,609,716	26,982,914

NONINTEREST INCOME
Service charges on deposits	4,876,807	5,060,303
Loan servicing income	214,999	234,003
Net gain on sale of loans	323,962	337,311
Increase in cash surrender value of life insurance	232,119	234,495
Non-accretable loan discount	1,097,195	1,347,579
Other income	334,833	1,124,484
Total Noninterest Income	7,079,915	8,338,175

NONINTEREST EXPENSE
Salaries and employee benefits	11,167,267	10,855,349
Net occupancy costs	2,096,582	1,998,907
Furniture and equipment expenses	798,739	871,589
Computer services	1,822,733	1,692,585
Advertising and promotional	561,274	667,621
FDIC and other regulatory assessments	717,650	1,574,303
Office supplies	385,560	402,706
Acquisition expense	-	354,131
Core deposit intangible amortization	209,109	283,856
Other	2,670,582	2,416,661
Total Noninterest Expense	20,429,496	21,117,708
Income before income taxes	7,260,135	14,203,381
Less: Applicable income taxes	2,321,787	5,328,500
Net Income	$4,938,348	$8,874,881
Basic and fully diluted earnings per share	$0.55	$1.00
Dividends per share	$-	$0.60
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ended June, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,938,348	$8,874,881
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,079,702	1,097,667
Amortization of servicing rights, premiums and discounts -net	(2,951,454)	537,245
Net gain on sale of loans	(323,962)	(337,311)
Amortization of core deposit intangible	209,109	283,856
Provision for loan losses	3,320,000	2,730,000
Proceeds from sales of loans held for sale	16,020,441	16,848,451
Originations of loans held for sale	(15,799,066)	(16,623,709)
Increase in cash surrender value of life insurance	(232,119)	(234,495)
(Gain)/loss on disposal of fixed assets	(5,550)	781
Gain on sale of other real estate owned	(460,034)	(388,769)
Net change in:
Accrued interest receivable and other assets	(579,990)	3,475,460
Accrued interest payable and other liabilities	573,459	(8,312,075)
Net Cash Flows Provided by Operating Activities	5,788,884	7,951,982
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	49,068,685	87,554,589
Purchases	(136,768,094)	(67,597,314)
Net decrease in loans	17,333,004	8,406,340
Purchases of premises and equipment – net	(427,740)	(564,373)
Proceeds from sales of premises and equipment	9,952	-
Proceeds from sale of other real estate owned	4,844,004	4,687,874
Net Cash Flows Provided by/(Used In) Investing Activities	(65,940,189)	32,487,116
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(35,473,708)	(42,866,318)
Net change in federal funds purchased and securities sold under repurchase agreements	1,026,327	-
Net change in other borrowings	(3,693,729)	(1,253,447)
Dividends paid	-	(5,342,949)
Net Cash Flows Used in Financing Activities	(38,141,110)	(49,462,714)
Net Change in Cash and Cash Equivalents	(98,292,415)	(9,023,616)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	128,070,730	100,102,542
CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,778,315	$91,078,926
Non Cash Transactions:
Loans receivable transferred to other real estate owned	$7,542,207	$3,521,589
Mortgage servicing rights resulting from sale of loans	$102,587	$112,569
Supplemental Cash Flow Disclosures:
Cash paid for interest	$2,563,847	$3,894,632
Cash paid for income taxes	$2,630,000	$8,180,000

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all interim adjustments, consisting of normal recurring accruals, for a fair presentation of the results for the interim periods presented. The operating results for the first six months of 2011 are not necessarily indicative of the results that may be expected for the entire 2011 fiscal year.  Tri City has evaluated the consolidated financial statements for subsequent events through the date of the filing of this Form 10-Q.

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

3.    Recent Accounting Pronouncements

ASU No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.” This guidance requires an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  To achieve those objectives, disclosures on a disaggregated basis must be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable.  This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance.  The disclosures related to period-end information were required to be provided in all interim and annual periods ending on or after December 15, 2010.  Disclosures of activity that occur during the reporting period are required in interim and annual periods beginning on or after December 15, 2010.  The provisions of ASU No. 2010-20 had no impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

“ASU No. 2011-2, “Receivables  (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This guidance provides additional guidance and clarification to assist creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments to Topic 310 clarify guidance on the creditor’s evaluation of whether it granted a concession by requiring the creditor to evaluate whether:  (1) the debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt such that the restructuring should be considered below-market rate, which may indicate that the creditor has granted a concession; (2) a temporary or permanent increase in the contractual interest rate as a result of the restructuring does not preclude the restructuring from being a concession as the new contractual rate may be below-market; and (3) a restructuring that results in a delay that is insignificant is not a concession.  The guidance also clarifies whether a debtor is experiencing financial difficulties even though the debtor may not be in default.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and apply retrospectively to restructurings occurring on or after the beginning of the year.  The provisions of this guidance will not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

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

Federal Home Loan Bank Stock – It is not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) Stock due to restrictions placed on its transferability.  No secondary market exists for FHLB stock.  The stock is bought and sold at par by the FHLB.  Management believes the recorded value is the fair value.

Non-marketable equity securities – The fair value is estimated using values of comparable securities.

Loans held for investment - The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.  Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Cash surrender value of life insurance policies – Fair value is based on the cash surrender value of the individual policies as provided by the insurance agency.

Mortgage servicing rights - The Bank does not record mortgage servicing rights (MSRs) at fair value on a recurring basis.  However, from time to time, MSRs may be considered impaired and a valuation allowance is established.  MSRs for which amortized cost exceeds fair value are considered impaired.  The fair value of MSRs is estimated using third-party information for selected asset price tables for servicing cost and servicing fees applied to the Bank’s portfolio of serviced loans.  The Bank records impaired MSRs as a nonrecurring Level 2 valuation.

Other real estate owned - Loans on which the underlying collateral has been repossessed are recorded at the lesser of (i) carrying value or (ii) at fair value less estimated costs to sell upon transfer to other real estate owned (“OREO”).  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.

Deposit Accounts - The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered forcertificates of deposit with similar remaining maturities.

Other borrowings – Other borrowings, including federal funds purchased and repurchase agreements, approximates fair value..

As of June 30, 2011 and December 31, 2010 the Bank did not carry any assets that were measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 06/30/11	Level 1	Level 2	Level 3
Loans held for investment	$9,325,083	$-	$-	$9,325,083
Other real estate owned	8,565,443	-	-	8,565,443
Totals	$17,890,526	$-	$-	$17,890,526

	Balance at 12/31/10	Level 1	Level 2	Level 3
Loans held for investment	$12,630,600	$-	$-	$12,630,600
Other real estate owned	5,407,205	-	-	5,407,205
Totals	$18,037,805	$-	$-	$18,037,805

The estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$26,412,385	$26,412,385	$39,849,020	$39,849.020
Federal funds sold	3,365,930	3,365,930	88,221,710	88,221,710
Held to maturity securities	314,946,712	317,062,830	227,803,832	227,276,572
Federal reserve stock	322,100	322,100	322,100	322,100
Loans held for investment, net	712,810,148	722,239,434	737,302,103	744,855,523
Cash surrender value of life insurance	12,256,383	12,256,383	12,024,264	12,024,264
Mortgage servicing rights	1,610,009	2,823,505	1,702,696	2,784,581
Accrued interest receivable	4,753,822	4,753,822	4,120,030	4,120,030
FINANCIAL LIABILITIES
Deposits	$982,973,584	$981,038,802	$1,018,447,292	$1,016,209,456
Other borrowings	2,148,562	2,148,562	4,815,964	4,815,964
Accrued interest payable	304,007	304,007	360,173	360,173

The estimated fair value of fee income on letters of credit outstanding at June 30, 2011 and December 31, 2010 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2011 and December 31, 2010.

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

5.    Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$59,899,145	$1,242,563	$(33,759)	$61,107,949
U.S. government-sponsored entities	254,947,567	976,314	(69,000)	255,854,881
Other	100,000	-	-	100,000
Totals	$314,946,712	$2,218,877	$(102,759)	$317,062,830

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$51,315,102	$843,803	$(119,745)	$52,039,160
U.S. government-sponsored entities	176,388,730	704,904	(1,956,222)	175,137,412
Other	100,000	-	-	100,000
Totals	$227,803,832	$1,548,707	$(2,075,967)	$227,276,572

Obligations of U.S. government-sponsored entities consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

The amortized cost and fair value of held-to-maturity securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$32,914,871	$33,035,827
Due after one year less than 5 years	120,752,229	122,193,158
Due after 5 years less than 10 years	147,384,455	147,849,220
Due in more than 10 years	13,895,157	13,984,625
Totals	$314,946,712	$317,062,830

The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for more than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$8,896,418	$(33,759)	$-	$-	$8,896,418	$(33,759)
U.S. government-sponsored entities and corporations	20,181,000	(69,000)	-	-	20,181,000	(69,000)
Totals	$29,077,418	$(102,759)	$-	$-	$29,077,418	$(102,759)

	December 31, 2010
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for more than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$13,884,930	$115,639	$508,550	$4,106	$14,393,480	$119,745
U.S. government-sponsored entities and corporations	119,139,262	1,956,222	-	-	119,139,262	1,956,222
Totals	$133,024,192	$2,071,861	$508,550	$4,106	$133,532,742	$2,075,967

Management does not believe any individual unrealized loss as of June 30, 2011 or December 31, 2010 represents other than temporary impairment.  At June 30, 2011, the Bank held no investment securities that had unrealized losses existing for greater than 12 months and at December 31, 2010 the Bank held one investment security that had unrealized losses existing for greater than 12 months.   Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not by a deterioration in credit quality of the underlying portfolio of securities.  Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

6.    Loans

Major classifications of loans are as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Commercial	$23,501,502	$25,451,474
Real Estate
Construction	55,857,735	55,974,007
Commercial	284,125,879	285,862,944
Residential	305,567,100	319,789,488
Multifamily	36,968,504	41,073,712
Installment and Consumer	16,663,811	18,677,070
	$722,684,531	$746,828,695
Less: Allowance for loan losses	(9,874,383)	(9,526,592)
Net Loans	$712,810,148	$737,302,103

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

Real estate construction loans - Loans to residential real estate developers comprise most of the dollars outstanding in real estate construction loans.  Historically, real estate construction loans have been made to developers who are well known to the Bank, have prior successful project experience and are well capitalized.  Loans are made to customers in the Bank’s Southeastern Wisconsin market with experience and knowledge of the local economy.  Real estate construction loans of this type are generally larger in size and involve greater risks than residential mortgage loans because payments depend on the success of the project or in the case of commercial development, successful management of the property.  The Bank will generally make credit extensions to borrowers with adequate outside liquidity to support the project in the event the actual performance is less than projected.  Developers with which the Bank does business have the ability to service the development debt personally or through their companies, however, these individuals are not immune to a weak economy. The Bank’s remaining real estate development loans are performing even three years into the economic downturn and our borrowers’ inventories are decreasing.  The greatest risk to the Bank within this segment is condominium development loans.  This group has been most severely affected by the prolonged economic downturn.  Risk factors the Bank inherits upon the failure of a developer include the existence and/or control of the condo association, the availability of term financing to initial buyers of units and partial project completion for common use areas.  The exposure to the Bank for loans not already moved to OREO, while increased, is limited to one project with loan balances less than $1.0 million.  The Bank does have condominium exposure in several other projects with aggregate loan balances of $4.0 million to the second developers following foreclosures.  These are the Bank’s customers who were able to buy incomplete developments at deep discounts from other banks that had foreclosed on the original developer.  In all cases the selling banks also agreed to fixed-rate mortgage loans to qualified borrowers at prevailing rates to allow the second developer to sell units without the issue of term financing availability.  This group of condominium loans presents a much lower risk.

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

Residential real estate loans - Loans in this segment of the portfolio have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  The Bank considers owner-occupied one-to-four family loans to be low risk because underwriting has always required 20% equity and qualified borrowers with proper debt service coverage ratios.  These loans provide a foundation for the sale of all other retail banking products and have always been a staple of the Bank’s portfolio.  However, in the acquisition of Bank of Elmwood (the “Acquired Bank”) by the Bank from the FDIC in October 2009 (the “Acquisition”) the Bank acquired a number of residential real estate loans that do not meet the Bank’s underwriting standards and these borrowers were encouraged to bring loans current, pay delinquent taxes, refinance at another financial institution and comply with the Bank’s underwriting standards or face foreclosure.   The greatest risks to the Bank in this segment are those one-to-four family residential real estate loans that are not owner occupied.  Many of these scattered site owner’s loans were generated by the Acquired Bank through its “Rehab and Go” and “Equity is Cash” programs.  Often rehab dollars were not invested in the property, the properties were over-appraised and rental property damage was prevalent but no replacement reserves were required as would be in a commercial real estate loan.  The Bank is in the middle of a three year project to eliminate this group of loans acquired in the Acquisition.  These loans were deeply discounted in Bank’s bid the FDIC and the Bank believes the credit risk associated with these loans is mitigated by this discount.

Multi-family real estate loans - The loans in this category are collateralized by properties with more than four family dwelling units.  The Bank has always been conservative in requiring borrowers to be well-qualified and to provide their personal guaranty, as well as insisting on proper debt service coverage ratios and equity sufficient to sustain reasonable debt service in the event of interest rate pressure.  Loans in this category typically have maturities of 3, 4 or 5 years and are amortized over 15 to 20 years.  While any loan presents risk to the Bank, loans in this segment are performing quite well in the downturn because of the Bank’s underwriting criteria and with significant foreclosure activity, many former homeowners are back in the rental market.

Installment and other loans - These loans consist of auto loans, mobile home loans and unsecured consumer loans which have been decreasing at the Bank for several years.  Auto loan volume decreased as sales of new cars declined drastically in 2009.  The Bank has historically limited its exposure to mobile home loans and unsecured consumer loans.  However, the Bank acquired a number of such consumer loans in the Acquisition, many of which continue to perform, despite not meeting the Bank’s historical underwriting standards.

The following table presents the contractual aging of the recorded investment in loans as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$22,919,051	$317,668	$13,365	$251,418	$582,451	$23,501,502
Real estate
Construction	52,741,043	885,261	--	2,231,431	3,116,692	55,857,735
Commercial	277,065,687	1,694,772	948,428	4,416,992	7,060,192	284,125,879
Residential	282,952,179	3,106,538	3,840,009	15,668,374	22,614,921	305,567,100
Multifamily	34,228,943	-	1,438,840	1,300,721	2,739,561	36,968,504
Installment and other	15,739,663	328,998	36,324	558,826	924,148	16,663,811
Total Loans	685,646,566	6,333,237	6,276,966	24,427,762	37,037,965	722,684,531
Purchase Credit-Impaired Loans	(39,631,965)	(1,012,526)	(912,917)	(7,325,931)	(9,251,374)	(48,883,339)
Total loans, excluding Purchase Credit-Impaired Loans	$646,014,601	$5,320,711	$5,364,049	$17,101,831	$27,786,591	$673,801,192

	As of December 31, 2010
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$24,972,641	$220,354	$200,920	$57,559	$478,833	$25,451,474
Real estate
Construction	53,001,023	47,899	1,362,911	1,562,174	2,972,984	55,974,007
Commercial	270,383,215	4,046,092	434,278	10,999,359	15,479,729	285,862,944
Residential	295,608,455	5,789,198	2,331,859	16,059,976	24,181,033	319,789,488
Multifamily	37,025,673	851,102	-	3,196,937	4,048,039	41,073,712
Installment and other	17,650,012	437,779	131,220	458,059	1,027,058	18,677,070
Total Loans	698,641,019	11,392,424	4,461,188	32,334,064	48,187,676	746,828,695
Purchase Credit-Impaired Loans	(41,308,636)	(1,808,362)	(448,907)	(11,899,509)	(14,156,778)	(55,465,415)
Total loans, excludingPurchase Credit-Impaired Loans	$657,332,383	$9,584,062	$4,012,281	$20,434,555	$34,030,898	$691,363,280

Commercial loans deemed to be inadequately collateralized and past due 90 days or more for principal or interest are placed in a non-accrual status.  Residential real estate loans are not subject to these guidelines if well-secured, as deemed by the Senior Loan Committee, and in the process of collection.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$169,526	$87,303
Real estate
Construction	1,563,644	835,305
Commercial	5,676,720	575,723
Residential	16,260,767	1,114,252
Multifamily	1,598,842	-
Installment and other	-	558,826
Total Loans	25,269,499	3,171,409

Purchase Credit Impaired Loans:
Commercial	(5,410)	-
Real Estate
Construction	-	-
Commercial	(1,736,850)	-
Residential	(6,023,083)	(131,537)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchase Credit-Impaired Loans	(8,368,738)	(131,537)
Total loans, excluding Purchase Credit-Impaired Loans	$16,900,761	$3,039,872

	As of December 31, 2010
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$70,042	$4,339
Real estate
Construction	1,485,837	246,743
Commercial	13,034,876	114,159
Residential	17,147,456	2,732,296
Multifamily	3,196,937	-
Installment and other	80,568	377,491
Total Loans	35,015,716	3,475,028

Purchase Credit Impaired Loans:
Commercial	(16,822)	-
Real Estate
Construction	(235,598)	-
Commercial	(4,440,670)	-
Residential	(6,537,049)	(2,041,589)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchase Credit-Impaired Loans	(11,833,534)	(2,041,589)
Total loans, excluding Purchase Credit-Impaired Loans	$23,182,182	$1,433,439

Management uses an internal asset classification system as a means of identifying problem and potential problem assets.  At the quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention,” “Substandard” and “Doubtful” for the previous twelve months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at a future date. An asset is classified Substandard if it is inadequately protected by the  current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are classified as “Pass.”   The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$19,850,723	$1,783,207	$1,853,457	$14,115	$23,501,502
Real estate
Construction	46,297,218	6,832,224	2,728,293	-,	55,857,735
Commercial	248,838,742	17,871,021	17,416,116	-	284,125,879
Multifamily	32,260,969	1,469,027	3,238,508	-	36,968,504
Total	$347,247,652	$27,955,479	$25,236,374	$14,115	$400,453,620

Current	$343,264,241	$26,489,178	$17,201,305	$-	$386,954,724
30-59	1,712,666	925,354	259,682	-	2,897,702
60-89	1,797,744	170,619	432,270	-	2,400,633
Over 90	473,001	370,328	7,343,117	14,115	8,200,561
Total	$347,247,652	$27,955,479	$25,236,374	$14,115	$400,453,620

	As of December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$23,375,444	$1,665,817	$396,098	$14,115	$25,451,474
Real estate
Construction	44,791,225	8,293,423	2,889,359	-	55,974,007
Commercial	241,042,464	19,435,523	25,254,718	130,239	285,862,944
Multifamily	36,404,929	1,003,816	3,664,967	-	41,073,712
Total	$345,614,062	$30,398,579	$32,205,142	$144,354	$408,362,137

Current	$342,900,085	$28,567,600	$13,914,866	$-	$385,382,551
30-59	2,037,955	468,067	2,659,426	-	5,165,448
60-89	522,361	1,362,912	112,836	-	1,998,109
Over 90	153,661	-	15,518,014	144,354	15,816,029
Total	$345,614,062	$30,398,579	$32,205,142	$144,354	$408,362,137

Excluding purchased credit-impaired loans, approximately $16.8 million of the Substandard and Doubtful loans were nonperforming as of June 30, 2011.

For residential real estate and installment loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Performing	Nonperforming	Total
Residential Real Estate	$288,192,081	$17,375,019	$305,567,100
Installment & Other	16,104,985	558,826	16,663,811
Total	$304,297,066	$17,933,845	$322,230,911

	As of December 31, 2010
	Performing	Nonperforming	Total
Residential Real Estate	$299,909,738	$19,879,750	$319,789,488
Installment & Other	18,219,011	458,059	18,677,070
Total	$318,128,749	$20,337,809	$338,466,558

At June 30, 2011, the Corporation has identified $41.9 million of loans as impaired, including performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A summary of the details regarding impaired loans follows:

	June 30, 2011	December 31, 2010
Loans for which there was a related allowance for loan loss	$13,197,951	$16,617,148
Impaired loans with no related allowance	28,739,637	16,112,165
Total Impaired Loans	$41,937,588	$32,729,313

Average quarterly balance of impaired loans	$46,270,490	$24,470,966
Related allowance for loan losses	3,872,868	3,986,548

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Unpaid Principal	Partial Charge-	Allowance For Loan Losses	Recorded
	Balance	offs	Allocation	Investment
Loans with no related allowance recorded:
Commercial	$157,912	$2,502	$-	$155,410
Real estate
Construction	665,591	12,449	-	653,142
Commercial	9,712,485	1,137,235	-	8,575,250
Residential	18,859,998	286,898	-	18,573,100
Multifamily	734,274	2,181	-	732,093
Installment & Other	50,642	-	-	50,642
Total	30,180,902	1,441,265	-	28,739,637

Loans with a related allowance recorded:
Commercial	14,115	-	14,115	-
Real estate
Construction	997,059	7,391	323,865	655,803
Commercial	5,678,643	180,348	956,362	4,541,933
Residential	5,962,591	133,466	2,279,430	3,549,695
Multifamily	884,440	17,692	299,096	567,652
Installment & Other	-	-	-	-
Total	13,536,848	338,897	3,872,868	9,325,083
Total Impaired Loans	$43,717,750	$1,780,162	$3,872,868	$38,064,720

	As of December 31, 2010
			Allowance
	Unpaid Principal	Partial Charge-	For Loan Losses	Recorded
	Balance	offs	Allocation	Investment
Loans with no related allowance recorded:
Commercial	$-	$-	$-	$-
Real estate
Construction	2,005,213	-	-	2,005,213
Commercial	6,497,934	-	-	6,497,934
Residential	7,478,138	-	-	7,478,138
Multifamily	130,880	-	-	130,880
Installment & Other	-	-	-	-
Total	16,112,165	-	-	16,112,165

Loans with a related allowance recorded:
Commercial	14,115	-	14,115	-
Real estate
Construction	1,002,247	-	113,964	888,283
Commercial	7,653,948	175,000	1,211,358	6,267,590
Residential	8,098,270	606,300	2,406,059	5,085,911
Multifamily	549,300	-	222,483	326,817
Installment & Other	80,568	-	18,569	62,000
Total	17,398,448	781,300	3,986,548	12,630,601
Total Impaired Loans	$33,510,613	$781,300	$3,986,548	$28,742,766

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010:

	For the Six Months Ended June 30, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Allowance for loan losses:
Beginning balance	$412,745	$447,955	$2,819,054	$4,593,811	$1,010,978	$242,049	$9,526,592
Charge-offs	(52,937)	(18,004)	(923,097)	(1,823,057)	(117,115)	(117,313)	(3,051,523)
Recoveries	1,577	380	31,964	30,909	-	14,484	79,314
Provision	(132,645)	329,813	1,509,108	1,872,101	(274,133)	15,756	3,320,000
Ending balance	$228,740	$760,144	$3,437,029	$4,673,764	$619,730	$154,976	$9,874,383

	As of June 30, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Loans:
Ending balance	$23,501,502	$55,857,735	$284,125,879	$305,567,100	$36,968,504	$16,663,810	$722,684,531
ALL
Individually evaluated	14,115	323,865	956,362	1,952,398	299,096	-	3,545,836
Collectively evaluated	214,625	436,279	2,480,667	2,394,334	320,634	154,976	6,001,515
Acquired	-	-	-	327,032	-	-	327,032
Total ALL	228,740	760,144	3,437,029	4,673,764	619,730	154,976	9,874,383
Recorded Investment	$23,272,762	$55,097,591	$280,688,850	$300,893,336	$36,348,774	$16,508,834	$712,810,148

Ending Balance:
Individually evaluated	$169,526	$1,642,810	$14,073,544	$24,402,224	$1,598,841	$50,642	$41,937,587
Collectively evaluated	23,009,103	46,771,659	265,942,169	256,686,542	34,375,103	16,613,168	643,397,745
Acquired	322,873	7,443,266	4,110,166	24,478,334	994,560	-	37,349,199
Total ending balance	$23,501,502	$55,857,735	$284,125,879	$305,567,100	$36,968,504	$16,663,810	$722,684,531

	As of December 31, 2010
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Loans:
Ending balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695
ALL
Individually evaluated	14,115	113,964	1,211,358	2,406,059	222,483	18,568	3,986,547
Collectively evaluated	398,630	333,991	1,607,696	1,458,116	788,495	223,481	4,810,409
Acquired	-	-	-	729,636	-	-	729,636
Total ALL	412,745	447,955	2,819,054	4,593,811	1,010,978	242,049	9,526,592
Recorded Investment	$25,038,729	$55,526,052	$283,043,890	$315,195,677	$40,062,734	$18,435,021	$737,302,103

Ending Balance:
Individually evaluated	$14,115	$3,007,460	$13,976,882	$14,970,108	$680,180	$80,568	$32,729,313
Collectively evaluated	24,892,894	44,664,827	263,312,796	273,659,587	38,576,591	18,596,502	663,703,197
Acquired	544,465	8,301,720	8,573,266	31,159,793	1,816,941	-	50,396,185
Total ending balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695

The Corporation continues to evaluate loans purchased in conjunction with the Acquisition for impairment in accordance GAAP.  The purchased loans were considered impaired at the Acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$901,871	$2,228,468	$2,198,121
Real Estate
Construction	12,488,514	520,837	7,906,599
Commercial	12,546,290	14,151,989	17,971,920
Residential	56,781,898	63,940,422	90,123,315
Multifamily	2,314,746	418,933	1,933,267
Installment and Consumer	6,342	4,199,575	2,365,406
Total	$85,039,661	$85,460,224	$122,498,628

	As of December 31, 2010
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$1,163,657	$3,374,952	$3,431,480
Real Estate
Construction	13,895,239	357,379	8,605,686
Commercial	17,679,889	16,580,216	22,774,024
Residential	62,201,020	72,406,187	99,498,903
Multifamily	2,644,213	422,239	2,154,090
Installment and Consumer	6,836	5,213,526	2,879,377
Total	$97,590,854	$98,354,499	$139,343,560

As of June 30, 2011 the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $85.0 million and $85.5 million, respectively.  The cash flows expected to be collected related to principal as of June 30, 2011 on all purchased loans is $122.5 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at June 30, 2011.  The difference between the contractually required payments at Acquisition and the cash flow expected to be collected at Acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows will result in a reversal of the provision for loan losses charged to earnings to the extent of prior charges or a reclassification of the difference from non-accretable discount to accretable discount with a positive impact on interest income.  Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The change in the carrying amount of accretable yield for purchased loans was as follows for the three months ended June 30, 2011.

ACCRETABLE YIELD

	For Three Months Ended June 30,
	2011	2010
Beginning Balance	$13,318,897	$20,749,412
Accretion(1)	1,510,635	2,349.153
Ending Balance	$11,808,262	$18,400,259

	For Six Months Ended June 30,
	2011	2010
Beginning Balance	$14,414,324	$23,859,358
Accretion(1)	2,606,062	5,459,099
Ending Balance	$11,808,262	$18,400,259

(1) Accretable yield is recognized as the purchased loans pay down, mature, renew or pay off.

Contractual maturities of loans with accretable yield range from 1 year to 30 years.  Actual maturities may differ from contractual maturities because borrowers have the right to prepay or renew their loan prior to maturity or the loan may be charged off.

7.    Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable losses inherent in the loan portfolio.  An analysis of changes in the allowance is presented in the following table:

ALLOWANCE FOR LOAN LOSSES

	For Three Months Ended June 30,
	2011	2010
Balance at beginning of period	$9,870,254	$7,567,806
Charge-offs	(1,968,395)	(1,103,748)
Recoveries	52,524	862,170
Net loans charged-off	(1,915,871)	(241,578)
Additions to allowance charged to expense	1,920,000	950,000
Balance at end of period	$9,874,383	$8,276,228

	For Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$9,526,592	$6,034,187
Charge-offs	(3,051,523)	(1,463,834)
Recoveries	79,314	975,875
Net loans charged-off	(2,972,209)	(487,959)
Additions to allowance charged to expense	3,320,000	2,730,000
Balance at end of period	$9,874,383	$8,276,228

The allowance for loan losses includes $5.3 million related to the purchased loans as of June 30, 2011, of which $1.5 million is specifically allocated to impaired loans.  As of December 31, 2010, the allowance for loan losses included $4.6 million related to purchased loans of which $1.7 million was specifically allocated to impaired loans.

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

8.    Other Real Estate Owned

Real estate acquired by foreclosure or by deed in lieu of foreclosure is held for sale and is initially recorded at the lesser of carrying value or fair value at the date of foreclosure less estimated selling expenses, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed and any excess of carrying value over fair value is recorded as a valuation allowance.  At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses.  Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

A summary of the activity in OREO is as follows:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Beginning Balance	$5,407,205	$4,681,481
Additions	7,542,207	8,667,614
Valuation Adjustments	-	-
Gain on Sale	460,034	1,375,932
Sales	(4,844,003)	(9,317,822)
Ending Balance	$8,565,443	$5,407,205

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

	As of June 30, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Accruing
December 31, 2010	$-	$2,005,213	$11,510,812	$4,747,253	$-	$-	$18,263,278
Principal payments	-	-	(21,150)	(56,931)	-	-	(78,081)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	413,880	24,737	-	-	438,617
New restructured	-	-	--	3,862,526	-	50,642	3,913,168
Class transfers	-	(1,926,048)	(3,506,718)	(605,460)	-	-	(6,038,226)
Transfers from
nonaccrual	-	-	-	169,332	-	-	169,332

June 30, 2011	$-	$79,165	$8,396,824	$8,141,457	$-	$50,642	$16,668,088

Nonaccrual
December 31, 2010	$-	$-	$-	$2,730,885	$130,880	$-	$2,861,765
Principal payments	-	-	-	(26,083)	(2,181)	-	(28,264)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	-	60,781	-	-	60,781
New restructured	-	-	-	770,940	-	-	770,940
Class transfers	-	-	--	-	-	-	-
Transfers from
nonaccrual	-	-	-	(169,332)	-	-	(169,332)

Ending balance	$-	$-	$-	$3,367,191	$128,699	$-	$3,495,890

Totals
December 31, 2010	$-	$2,005,213	$11,510,812	$7,478,138	$130,880	$-	$21,125,043
Principal payments	-	-	(21,150)	(83,014)	-(2,181)	-	(106,345)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	413,880	85,518	-	-	499,398
New restructured	-	-	-	4,633,466	-	50,642	4,684,108
Class transfers	-	(1,926,048)	(3,506,718)	(605,460)	-	-	(6,038,226)
Transfers from
nonaccrual	-	-	-	-	-	-	-

June 30, 2011	$-	$79,165	$8,396,824	$11,508,648	$128,699	$50,642	$20,163,978

A summary of troubled debt restructurings as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011		December 31, 2010
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
Commercial	-	$-	-	$-
Real estate
Construction	1	79,165	3	2,005,213
Commercial	16	8,396,824	19	11,510,812
Residential	61	11,508,648	42	7,478,138
Multifamily	1	128,699	1	130,880
Installment and other	5	50,642	-	-
Total Loans	84	$20,163,978	65	$21,125,043

10.           Regulatory Capital Requirements

As of June 30, 2011, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total capital (to risk weighted assets)	$122,846,000	16.4%	$59,828,000	8.0%	$74,785,000	10.0%
Tier 1 capital (to risk weighted assets)	113,496,000	15.2%	29,914,000	4.0%	44,871,000	6.0%
Tier 1 capital (to average assets)	113,496,000	10.2%	44,621,000	4.0%	55,776,000	5.0%

As of December 31, 2010
Total capital (to risk weighted assets)	$117,822,000	15.2%	$62,011,000	8.0%	$77,514,000	10.0%
Tier 1 capital (to risk weighted assets)	108,295,000	14.0%	31,006,000	4.0%	46,509,000	6.0%
Tier 1 capital (to average assets)	108,295,000	10.0%	43,298,000	4.0%	54,122,000	5.0%

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

  Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the Corporation’s consolidated financial statements. The following is a summary of what management believes are the Corporation’s critical accounting policies.

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

Other Real Estate Owned

OREO comprises real estate acquired in partial or full satisfaction of loans and is recorded as a separate line item on the consolidated balance sheet. OREO is recorded at the lower of (i) carrying value or (ii) at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Properties are subsequently evaluated and any additional declines in value are charged to current period earnings. The amount the Corporation ultimately recovers on OREO may differ substantially from the net carrying value of those assets because of future market factors beyond the Corporation’s control.

Financial Condition

Total Assets

The Corporation’s total assets decreased $32.6 million, or 2.9%, from $1,141.7 million at December 31, 2010 to $1,109.1 million at June 30, 2011.

Cash and Cash Equivalents

Cash and cash equivalents, including federal funds sold, decreased $98.3 million or 76.7%, since December 31, 2010.  Cash and due from banks decreased $13.4 million while federal funds sold decreased $84.9 million.  The decrease in both cash and due from banks as well as federal funds sold is partially due to the short-term increase in deposits at year-end associated with municipal deposits from the collection of property taxes and with commercial deposits resulting from holiday spending. These deposits typically run off during the year.  In addition, management reinvested the excess funds into suitable investment securities during the first six months of 2011 given the continued low interest rate environment.

  Investment Securities

Investment securities increased $87.1 million, or 38.3%, during the first six months of 2011 to $314.9 million.  During the first six months of 2011 $136.6 million of investment securities were purchased, $19.4 million of investment securities were called and $29.5 million of investment securities matured.  U.S Government sponsored entities accounted for $123.8 million of the purchases of which $66.8 million have step-up features in which the yields are scheduled to increase in future periods.  The remaining $12.8 million of purchases were of securities issued by states and political subdivisions. The initial yield on the investments purchased was 2.56%. Management continues to follow its practice of holding the securities in the investment portfolio to maturity.

Loans

Total loans decreased $24.1 million or 3.2% during the first six months of 2011 from $746.8 million at December 31, 2010 to $722.7 million at June 30, 2011.  The decrease in total loans outstanding was partially due to the continued aggressive management of the loans acquired in the Acquisition in line with the Bank’s historical underwriting standards, which in some cases resulted in the borrower refinancing elsewhere.  In addition, management continues to focus on credit quality resulting in continued scrutiny of equity, cash flow and borrower character for new loan opportunities created as borrowers refinance their credits with competing banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any such loans in its portfolio.

	LOAN PORTFOLIO ANALYSIS
	(Dollars in Thousands)

	June 30, 2011		December 31, 2010
	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category
Commercial	$23,502	3.25%	$25,451	3.41%
Real Estate
Construction	55,858	7.73%	55,974	7.49%
Commercial	284,126	39.32%	285,863	38.28%
Residential	305,567	42.28%	319,789	42.82%
Multi-Family	36,969	5.12%	41,074	5.50%
Installment and Consumer	16,663	2.30%	18,678	2.50%
Total	$722,685	100.00%	$746,829	100.00%

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets increased $0.6 million or 7.6% to $8.2 million during the first six months of 2011.

Total Deposits and Borrowings

Deposits at the Bank decreased $35.5 million, or 3.5%, from $1,018.4 million at December 31, 2010 to $983.0 million at June 30, 2011.  Demand deposits decreased $1.4 million, savings and NOW accounts decreased $19.8 million, and time deposits decreased $14.3 million.  The decrease in savings and NOW accounts was driven by a decrease of $57.0 million in municipal deposits, which was partially offset by significant growth in both money market and savings accounts as many customers shifted from certificates of deposit into money market accounts in order to keep their funds more liquid in the current low interest rate environment.  The decrease in municipal deposits during the first six months is typical due to the increase in municipal deposits from the receipt of property tax payments in December of each year.  A portion of these deposits tend to be transferred to the State of Wisconsin investment fund after the first of the year with the remaining balances declining throughout the year as funds are spent on operating activities.

Total borrowings decreased $2.7 million or 55.4% during the first six months of 2011.  The Bank adjusts its level of daily borrowing and short term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility with its primary correspondent bank.

Accrued Interest Payable and Other Liabilities

Accrued interest payable and other liabilities increased $0.6 million or 14.0% to $4.7 million during the first six months of 2011.

Capital Resources

Total stockholders’ equity increased $4.9 million, or 4.3%, during the first six months of 2011, which was equal to the Corporation’s net income of $4.9 million for the period as no dividends were declared during the period.   During the fourth quarter of 2010, the Board declared a special dividend of $1.20 per share paid on December 10, 2010 to shareholders of record on November 30, 2010.  This dividend was intended to prepay 2011 dividends due to the possibility of less favorable tax treatment of dividend income in 2011.  As a result of the dividend paid in December of 2010, the Board intends to significantly reduce or eliminate dividend payments during 2011.  The Board intends to resume quarterly dividend payments after 2011, however there can be no assurance that they will do so or, if so, in what amounts.  The Board will review earnings, monitor regulatory developments and consider other appropriate factors at that time relative to declaring future dividends.

Federal banking regulatory agencies have established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities.  As of June 30, 2011 the Bank’s Tier 1 leverage ratio was 10.2% compared to 10.0% at December 31, 2010.  Tier 1 risk-based capital ratios were 15.2% at June 30, 2011 and 14.0% at December 31, 2010.  The increase in the Tier 1 risk-based capital ratio was due to both a decrease in total risk-based assets and an increase in capital through retained earnings.  As of June 30, 2011, the Bank’s total risk based capital ratio was 16.4% compared to 15.2% at December 31, 2010.  The increase in the total risk-based capital ratio was due to a decrease in total risk-based assets as well as an increase in total capital through both retained earnings and a higher ALL.

All of the Bank’s capital ratios at June 30, 2011 were significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes that the Bank has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Bank in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Nonperforming Assets and ALL

Nonperforming loans, excluding purchased credit-impaired loans, were $19.9 million at June 30, 2011 compared to $24.6 million at December 31, 2010.  There continued to be significant activity in the Bank’s nonperforming loans as many of those loans move through the foreclosure process and end up in OREO.  Total interest income that was accrued but not recorded as income on non-accrual loans was $2.5 million at June 30, 2011 and $3.2 million at December 31, 2010.

The carrying value of OREO was $8.6 million at June 30, 2011 compared to $5.4 million at December 31, 2010.  The increase is due to one large commercial property that was added to OREO during the second quarter of 2011, representing $3.7 million of the total carrying value.  There has been significant activity in the number of properties in OREO as there have been 62 properties added to OREO and 59 OREO properties sold during the first six months of 2011.  As of June 30, 2011, the Bank had 52 total properties in OREO.  The elevated carrying value of OREO and the increased number of properties in OREO is due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past several years.  The Bank’s goal is to minimize the delay in liquidation of OREO properties.  As a result of the Acquisition, management estimates it will continue to foreclose and liquidate a significant number of properties in 2011.  Management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses on such liquidations.

            The ALL increased $0.3 million or 3.7% to $9.9 million during the first six months of 2011.  A $3.3 million provision for loan loss was charged to earnings for the six months ended June 30, 2011.  In addition, a total of $3.1 million of loans were charged-off during the first six months of 2011, which was partially offset by $0.1 million of recoveries during the period on loans that had been previously charged-off.  The Bank’s charge-offs and the corresponding provision for loan losses reflect activity on acquired loans as well as the adverse effects of the continuing difficult economic conditions.

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	June 30, 2011	December 31, 2010
Balance of ALL at beginning of period	$9,527	$6,034
Total loans charged-off	(3,052)	(4,551)
Total recoveries	79	1,114
Net loans charged-off	(2,973)	(3,437)
Additions to allowance charged to expense	3,320	6,930
Balance of ALL at end of period	$9,874	$9,527

Nonaccrual loans	$13,405	$20,452
Troubled debt restructurings – nonaccrual	3,496	2,731
Loans past due 90 days or more	3,040	1,433
Total nonperforming loans(1)	19,941	24,616
Other real estate owned	8,565	5,407
Total nonperforming assets	$28,506	$30,023

Ratio of nonperforming loans to total loans	2.76%	3.30%
Ratio of nonperforming asset to total assets	2.57%	2.63%
Ratio of ALL to total nonperforming loans	49.52%	38.70%
Ratio of net loans charged-off during the period to average loans outstanding (2)	0.81%	0.45%
Ratio of ALL to total loans	1.37%	1.28%

(1)
This amount excludes purchased credit-impaired loans.  Purchased credit-impaired loans had evidence of deterioration in credit quality prior to the Acquisition.  Fair value of these loans as of October 23, 2009, the date of the Acquisition, includes estimates of credit losses.

(2)	Net loans charged-off for the quarter ended June 30, 2011have been annualized.

Liquidity

The ability to provide the necessary funds for the Bank’s day-to-day operations depends on a sound liquidity position.  Management monitors the Bank’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in these products.  Management believes that these efforts will help the Bank to not only retain these deposits, but to encourage continued deposit growth.  The Bank has the ability to borrow up to $50.0 million in federal funds purchased, the ability to borrow up to $50 million through repurchase agreements and has an additional $87.3 million available for short-term liquidity through the Federal Reserve Bank Discount window.

During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to continue to be sufficient to meet the cash requirements of its lending activities.

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At June 30, 2011, the Bank’s loan-related commitments, including standby letters of credit and financial guarantees, totaled $102.7 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2011  and June 30, 2010.

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the three-month periods ended June 30, 2011 and June 30, 2010.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended
	June 30,
	2011	2010
Net income	$2,653	$4,178
Earnings per share	$0.29	$0.47
Cash dividends per share	$-	$0.30

Return on average assets	0.95%	1.54%
Return on average equity	9.15%	13.69%
Efficiency ratio, as reported(1)	62.65%	59.17%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.

The Corporation posted net income of $2.7 million for the second quarter of 2011, a decrease of $1.5 million, or 36.5%, from the second quarter of 2010.  Earnings per share decreased to $0.29 for the three months ended June 30, 2011 compared to $0.47 for the same period in 2010.

The decrease in earnings was primarily due to a $2.3 million decrease in net interest income, which resulted from both lower interest rates on earning assets and a volume shift from loans to lower-yielding investment securities.  The decrease attributable to lower interest rates on earning assets was $2.2 million.  The decrease attributable to the volume shift of earning assets was $0.3 million and was partially offset by a $0.2 million reduction in interest expense as a result of lower interest rates.  The decrease  in loan balances is primarily due to a reduction in substandard loans acquired from the FDIC in October 2009 at a pace faster than new business is achieved.  This necessitated redeployment of those funds to investment securities.  Reinvestment in today’s rate environment produces relatively low-yielding investments which also negatively impacts the net interest margin.  The decrease in earnings was also negatively impacted by a $0.9 million increase in the provision for loan losses, which was offset by a $0.9 million decrease in noninterest expense.  Operating earnings during the second quarter of 2011 were also negatively affected by a decrease in Acquisition-related purchase accounting income.  These items, which totaled $2.1 million in 2011 compared to $2.9 million in 2010, impacted the net interest margin, other income and other operating expenses.

Interest Income

Total interest income on loans decreased $2.4 million, or 16.7%, in the second quarter of 2011 compared to the second quarter of 2010.  The decrease was due to a reduction in Acquisition-related purchase accounting income, reduced loan volume and the prolonged low interest rate environment.  The purchase accounting income related to the Acquisition included $1.5 million in loan discount accretion during the second quarter of 2011 compared to $2.3 million during the same period in 2010.  Loan discount accretion peaked in 2010 and management expects it to decline in future years as loans in the Acquired Bank’s loan portfolio continue to amortize, mature or pay off.  Interest income on loans for the second quarter of 2011, excluding loan discount accretion, decreased by $1.6 million compared to same period in 2010.  A portion of the decrease was due to lower loan volumes, as average loans decreased $51.5 million, or 6.6%, for the quarter ended June 30, 2011 compared to the second quarter of 2010 due primarily to the run-off of the acquired loans.  In addition to lower loan volume, loan yields decreased 44 basis points to 5.80% for the second quarter of 2011 compared to 6.23% for the second quarter of 2010, as new and renewed loans were booked at lower interest rates than the existing portfolio.  Including the interest income related to the loan accretion discount, loan yields decreased 81 basis points to 6.63% for the second quarter of 2011 compared to 7.44% for the second quarter of 2010.

Interest income on investment securities on a tax-equivalent basis decreased $0.1 million, or 5.6%, for the second quarter of 2011 compared to the second quarter of 2010.  This change reflects a decrease of 91 basis points in the average tax equivalent yield on the investment securities to 2.13% during the second quarter of 2011 compared to 3.04% in the same period of 2010.  The decrease in yield was partially offset by an $83.5 million increase in the average amount of U. S. government-sponsored agency, municipal security investments and fed funds sold to $323.9 million for the three months ended June 30, 2011.

Interest Expense

Interest expense for the three months ended June 30, 2011 decreased $0.2, million or 14.0%, compared to the same period in 2010.  Interest expense in the second quarter of 2010 was reduced by $0.5 million of deposit premium amortization due to the purchase accounting related to the Acquisition. The deposit premium was fully amortized in the fourth quarter of 2010 and therefore had no impact on interest expense during the second quarter of 2011.  Excluding the premium amortization, interest expense would have decreased by $0.7 million due to declining interest rates which was partially offset by core deposit growth.   The average yield on interest bearing liabilities decreased 35 basis points to 0.56% during the second quarter of 2011 compared to 0.91% in the second quarter of 2010.  Including the $0.5 million of premium amortization during the second quarter of 2010, the average yield on interest-bearing liabilities decreased 13 basis points to 0.56% during the second quarter of 2011 from 0.69% in the same period of 2010.  The decrease in average yields was partially offset by an increase in average interest-bearing liabilities of $38.1 million to $838.9 million for the second quarter of 2011 from $800.8 million for the second quarter of 2010, primarily to due an increase in core deposits.

Net Interest Margin

The tax-equivalent net interest margin for the three months ended June 30, 2011 was 4.80% compared to 5.86% for the three months ended June 30, 2010.  Excluding the purchase accounting related to the Acquisition the tax-equivalent net interest margin for the three months ended June 30, 2011 would have been 4.22% compared to 4.76% for the three months ended June 30, 2010.

 NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollars in Thousands)

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$726,290	$12,046	6.63%	$777,755	$14,461	7.44%
Taxable investment securities	270,594	1,207	1.78%	177,947	1,234	2.77%
Non-taxable investment
securities(2)	45,787	515	4.50%	46,837	586	5.00%
Federal funds sold	7,472	2	0.11%	15,576	6	0.15%
Total interest earning assets	$1,050,143	$13,770	5.24%	$1,018,115	$16,287	6.40%
Noninterest earning assets:
Other assets	66,590			66,817

TOTAL ASSETS	$1,116,733			$1,084,932

LIABILITIES AND EQUITY
Interest-earning liabilities:
Transaction accounts	$253,830	$111	0.17%	$247,715	$212	0.34%
Money market	198,938	248	0.50%	150,013	318	0.85%
Savings deposits	181,509	99	0.22%	165,365	133	0.32%
Other time deposits	196,650	710	1.44%	235,760	708	1.20%
Short-term borrowings	7,965	12	0.60%	1.903	1	0.21%
Total interest-bearing liabilities	838,892	1,180	0.56%	800,756	1,372	0.69%
Noninterest bearing liabilities:
Demand deposits	156,394			152,694
Other	5,520			9,424
Stockholders’ equity	115,927			122,058
Total liabilities and
stockholders’ equity	$1,116,733			$1,084,932
Net interest earnings and interest
rate spread(3)		$12,590	4.68%		$14,915	5.71%

Net interest margin(4)			4.80%			5.86%

(1)	The average loan balances and rates include non-accrual loans.
(2)	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the three months ended
	June, 2011 and 2010
	Increase (Decrease) Due to
Interest earned on:	Volume	Rate (1)	Net
Loans	$(957)	$(1,458)	$(2,415)
Taxable investment securities	643	(670)	(27)
Nontaxable investment securities	(13)	(58)	(71)
Federal funds sold	(4)	(1)	(5)

Total interest-earning assets	$(331)	$(2,187)	$(2,518)

Interest paid on:
Transaction accounts	$5	$(106)	$(101)
Money market	104	(174)	(70)
Savings	13	(47)	(34)
Other time	(118)	120	2
Short-term borrowings	3	8	11

Total interest-bearing liabilities	$7	$(199)	$(192)

Decrease in net interest income			$(2,326)

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a provision for loan losses (“PLL”) of $1.9 million during the three months ended June 30, 2011 compared to $1.0 million during the same period in 2010.   The increase in the PLL during the period was primarily due to an increase in charge-offs, partially offset by recoveries during the period.

Noninterest Income

Noninterest income for the three months ended June 30, 2011 decreased $0.2 million, or 5.3%, compared to the same period in 2010.  The decrease was due to a decrease in other income of $0.4 million, a decrease in service charges on deposits of $0.1 million and a decrease on the net gain on the sale of mortgage loans of $0.1 million.  The decrease in other income was primarily due to losses, including expenses, on the sale of OREO properties. The decrease in noninterest income for the second quarter of 2011 compared to the same period in 2010 was partially offset by an increase of $0.5 million in non-accretable discount recorded to income as part of the purchase accounting related to the Acquisition.  This is income related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were repaid or charged off during the quarter.  The non-accretable discount recorded to income represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly as it is dependent on the difference between expected future cash flows received and the Acquisition accounting fair value discounts applied to the loans specifically impaired.

Noninterest Expense

Noninterest expense decreased $0.9 million, or 8.4%, during the three months ended June 30, 2011 compared to the same period in 2010.  Normal increases in salary and benefits, occupancy costs and computer services was offset by decreased regulatory agency assessments of $0.9 million and Acquisition expenses of $0.1 million incurred during the second quarter of 2010.  The core deposit intangible amortization expense remained at $0.1 million and is recognized as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next seven years.

Income Taxes

Income tax expense for the second quarter of 2011 was $1.4 million compared to $2.5 million for the second quarter of 2010.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 35.3% for the second quarter of 2011 compared to 37.2% during the second quarter of 2010.  The decrease in the effective tax rate was due to a decrease in pre-tax income, which increases the effect of permanent non-taxable items on the effective tax rate.

Comparison of the Six Months Ended June 30, 2011  and June 30, 2010.

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the six-month periods ended June 30, 2011 and June 30, 2010.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2011	2010
Net income	$4,938	$8,875
Earnings per share	$0.55	$1.00
Cash dividends per share	$-	$0.60

Return on average assets	0.89%	1.64%
Return on average equity	8.58%	14.56%
Efficiency ratio, as reported(1)	65.88%	55.50%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.

The Corporation posted net income of $4.9 million for the first six months of 2011, a decrease of $3.9 million, or 44.4%, from the first six months of 2010.  Earnings per share decreased to $0.55 for the six months ended June 30, 2011 compared to $1.00 for the same period in 2010.

The decrease in earnings was primarily due to a $5.8 million decrease in net interest income which resulted from both lower interest rates on earning assets and a volume shift from loans to lower-yielding investment securities.  The decrease attributable to lower interest rates on earning assets was $5.6 million.  The decrease attributable to the volume shift of earning assets was $0.6 million and was partially offset by a $0.4 million reduction in interest expense as a result of lower interest rates.  The decrease in loan balances is primarily due to a reduction in substandard loans acquired from the FDIC in October 2009 at a pace faster than new business is achieved.  This necessitated redeployment of those funds to investment securities.  Reinvestment in today’s rate environment produces relatively low-yielding investments which also negatively impacts the net interest margin.  The decrease in earnings was also negatively impacted by a $0.6 million increase in the provision for loan losses and a $1.3 million decrease in noninterest income which was partially offset by a $0.7 million decrease in noninterest expense.  Operating earnings during the second quarter of 2011 were also negatively affected by a decrease in Acquisition-related purchase accounting income.  These items, which totaled $3.5 million in 2011 compared to $7.4 million in 2010, impacted the net interest margin, other income and other operating expenses.

Interest Income

Total interest income on loans decreased $5.7 million, or 19.5%, in the first six months of 2011 compared to the first six months of 2010.  The decrease was due to a reduction in Acquisition-related purchase accounting income, reduced loan volume and the prolonged low interest rate environment.  The purchase accounting income related to the Acquisition included $2.6 million in loan discount accretion during the first six months of 2011 compared to $5.5 million during the same period in 2010.  Loan discount accretion peaked in 2010 and management expects it to decline in future years as loans in the Acquired Bank’s loan portfolio continue to amortize, mature or pay off.  Interest income on loans for the first six months of 2011, excluding loan discount accretion, decreased by $2.9 million compared to same period in 2010.  A portion of the decrease was due to lower loan volumes, as average loans decreased $49.2 million, or 6.3%, for the six months ended June 30, 2011 compared to average loans during the first six months of 2010 resulting from the run-off of the acquired loans.  In addition to lower loan volume, loan yields decreased 37 basis points to 5.78% for the first six months of 2011 compared to 6.15% for the first six months of 2010, as new and renewed loans were booked at lower interest rates than the existing portfolio.  Including the interest income related to the loan accretion discount, loan yields decreased 106 basis points to 6.49% for the first six months of 2011 compared to 7.55% for the same period in 2010.

Interest income on investment securities on a tax-equivalent basis decreased $0.5 million, or 14.3%, for the first six months of 2011 compared to the first six months of 2010.  This change reflects a decrease of 113 basis points in the average tax equivalent yield on the investment securities to 1.94% during the second quarter of 2011 compared to 3.07% in the same period of 2010.  The decrease in yield was partially offset by an $83.5 million increase in the average amount of U. S. government-sponsored agency, municipal security investments and fed funds sold to $315.3 million for the six months ended June 30, 2011.

Interest Expense

Interest expense for the six months ended June 30, 2011 decreased $0.4 million or 14.3%, compared to the same period in 2010.  Interest expense for the six months ended June 30,  2010 was reduced by $0.9 million of deposit premium amortization due to the purchase accounting related to the Acquisition. The deposit premium was fully amortized in the fourth quarter of 2010 and therefore had no impact on interest expense during the first half of 2011.  Excluding the premium amortization, interest expense would have decreased by $1.3 million due to declining interest rates which was partially offset by core deposit growth.   The average yield on interest bearing liabilities decreased 35 basis points to 0.60% during the first six months of 2011 compared to 0.95% in the same period of 2010.  Including the $0.5 million of premium amortization during the first six months of 2010, the average yield on interest-bearing liabilities decreased 13 basis points to 0.60% during the first six months of 2011 from 0.73% in the same period of 2010.  The decrease in average yields was partially offset by an increase in average interest-bearing liabilities of $33.5 million to $837.4 million for the first six months of 2011 from $803.9 million for the first six months of 2010, primarily to due an increase in core deposits.

Net Interest Margin

The tax-equivalent net interest margin for the six months ended June 30, 2011 was 4.52% compared to 5.80% for the six months ended June 30, 2010.  Excluding the purchase accounting related to the Acquisition the tax-equivalent net interest margin for the six months ended June 30, 2011 would have been 4.02% compared to 4.50% for the six months ended June 30, 2010.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollars in Thousands)

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$731,270	$23,733	6.49%	$780,498	$29,471	7.55%
Taxable investment securities	249,888	2,019	1.62%	162,506	2,386	2.94%
Non-taxable investment
securities(2)	44,452	1,018	4.58%	45,275	1,153	5.09%
Federal funds sold	20,972	14	0.13%	23,982	20	0.17%
Total Interest Earning Assets	$1,046,582	$26,784	5.12%	$1,012,261	$33,030	6.53%
Noninterest earning assets:
Other assets	66,386			73,131

TOTAL ASSETS	$1,112,968			$1,085,392

LIABILITIES AND EQUITY
Interest-earning liabilities:
Transaction accounts	$266,857	$292	0.22%	$263,398	$473	0.36%
Money market	190,547	526	0.55%	142,850	667	0.93%
Savings deposits	174,473	199	0.23%	160,729	261	0.32%
Other time deposits	200,873	1,479	1.47%	235,168	1,522	1.29%
Short-term borrowings	4,697	12	0.51%	1,757	1	0.11%
Total interest-bearing liabilities	837,447	2,508	0.60%	803,902	2,924	0.73%
Noninterest bearing liabilities:
Demand deposits	155,612			149,941
Other	4,759			9,652
Stockholders’ equity	115,150			121,897
Total liabilities and
stockholders’ equity	$1,112,968			$1,085,392
Net interest earnings and interest
rate spread(3)		$24,276	4.52%		$30,106	5.80%

Net interest margin(4)			4.64%			5.95%

(1)	The average loan balances and rates include non-accrual loans.
(2)	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the six months ended
	June, 2011 and 2010
	Increase (Decrease) Due to
Interest earned on:	Volume	Rate (1)	Net
Loans	$(1,859)	$(3,879)	$(5,738)
Taxable investment securities	1,283	(1,650)	(367)
Nontaxable investment securities	(21)	(114)	(135)
Federal funds sold	(3)	(4)	(6)

Total interest-earning assets	$(600)	$(5,647)	$(6,246)

Interest paid on:
Transaction accounts	$6	$(187)	$(181)
Money market	223	(364)	(141)
Savings	23	(85)	(62)
Other time	(222)	179	(43)
Short-term borrowings	1	10	11
Total interest-bearing liabilities	$31	$(447)	$(416)

Decrease in net interest income			$(5,830)

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a PLL of $3.3 million during the six months ended June 30, 2011 compared to $2.7 million during the same period in 2010.  The increase in the PLL during the period was primarily due to an increase in charge-offs, partially offset by recoveries during the period.

Noninterest Income

Noninterest income for the six months ended June 30, 2011 decreased $1.3 million, or 15.1%, compared to the same period in 2010.  The decrease was due to a decrease in other income of $0.8 million, a decrease of $0.3 million in non-accretable discount recorded to income as part of the purchase accounting related to the Acquisition and a decrease in service charges on deposits of $0.2 million.  The decrease in other income was primarily due to losses, including expenses, on the sale of OREO properties. The decrease in non-accretable discount recorded as income is related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were repaid or charged off during the quarter.  The non-accretable discount recorded to income represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly as it is dependent on the difference between expected future cash flows received and the Acquisition accounting fair value discounts applied to the loans specifically impaired.

Noninterest Expense

Noninterest expense decreased $0.7 million, or 3.3%, during the six months ended June 30, 2011 compared to the same period in 2010.  Normal increases in salary and benefits, occupancy costs and computer services was offset by decreased regulatory agency assessments of $0.9 million and Acquisition expenses of $0.4 million incurred during the first six months of 2010.  The core deposit intangible amortization expense decreased by $0.1 million to $0.2 million for the first six month of 2011 compared with the same period in 2010 and is recognized as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next seven years.

Income Taxes

Income tax expense for the first six months of 2011 was $2.3 million compared to $5.3 million for the first six months of 2010.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 32.0% for the first six months of 2011 compared to 37.5% during the same period in 2010.  The decrease in the effective tax rate was due to both a true-up of taxes from prior years, as well as a decrease in pre-tax income, which increases the effect of permanent non-taxable items on the effective tax rate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The 2010 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2011 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

31.1	Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Frederick R. Klug, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Frederick R. Klug, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI CITY BANKSHARES CORPORATION

DATE: August 5, 2011	/s/ Ronald K. Puetz
Ronald K. Puetz
President, Chief Executive Officer
(Principal Executive Officer)

DATE: August 5, 2011	/s/ Frederick R. Klug
Frederick R. Klug
Senior Vice President
(Chief Financial Officer)

Tri City Bankshares Corporation
Index of Exhibits
Exhibit No.

31.1	Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a 14(a)/15d-14(a)

31.2	Certification of Frederick R. Klug, Chief Financial Officer, under Rule 13a 14(a)/15d-14(a)

32.1	Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Frederick R. Klug, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.