Form 10-Q
period 2011-09-30
TRI CITY BANKSHARES CORP
filed 2011-11-09
CIK 313337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___         NO   X

The number of shares outstanding of the registrant’s $1.00 par value common stock as of November 9, 2011 was 8,904,915 shares.

Signatures	48

Exhibit Index	49

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$28,039,774	$39,849,020
Federal funds sold	54,505,756	88,221,710
Cash and cash equivalents	82,545,530	128,070,730
Held to maturity securities, fair value of $280,010,083 and $227,276,572 as of September 30, 2011 and December 31 2010, respectively	277,498,452	227,803,832
Loans, less allowance for loan losses of $9,899,594 and $9,526,592 as of September 30, 2011 and December 31, 2010, respectively	706,314,137	737,302,103
Premises and equipment – net	19,413,860	20,321,474
Cash surrender value of life insurance	12,375,414	12,024,264
Mortgage servicing rights – net	1,576,070	1,702,696
Core deposit intangible	1,109,690	1,423,354
Other real estate owned	8,639,616	5,407,205
Other assets	8,225,659	7,631,485
Total Assets	$1,117,698,428	$1,141,687,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$174,289,631	$163,121,460
Savings and NOW	630,274,100	644,239,785
Other time	183,180,251	211,086,047
Total Deposits	987,743,982	1,018,447,292
Other borrowings	2,203,993	4,815,964
Other liabilities	6,033,174	4,089,334
Total Liabilities	995,981,149	1,027,352,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding of September 30, 2011 and December 31, 2010	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	86,268,894	78,886,168
Total Stockholders’ Equity	121,717,279	114,334,553
Total Liabilities and Stockholders’ Equity	$1,117,698,428	$1,141,687,143

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For Three Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
INTEREST INCOME
Loans	$11,339,907	$14,279,531
Investment Securities:
Taxable	1,248,862	708,131
Tax exempt	360,440	387,225
Federal funds sold	6,538	25,436
Other	-	-
Total Interest Income	12,955,747	15,400,323

INTEREST EXPENSE
Deposits	1,086,138	1,301,108
Other borrowings	207	-
Total Interest Expense	1,086,345	1,301,108
Net interest income before provision for loan losses	11,869,402	14,099,215
Provision for loan losses	2,050,000	1,400,000
Net interest income after provision for loan losses	9,819,402	12,699,215

NONINTEREST INCOME
Service charges on deposits	2,628,795	2,619,663
Loan servicing income	89,666	64,681
Net gain on sale of loans	281,631	314,838
Increase in cash surrender value of life insurance	119,031	119,166
Non-accretable loan discount	654,854	306,040
Other income	387,334	315,026
Total Noninterest Income	4,161,311	3,739,414

NONINTEREST EXPENSE
Salaries and employee benefits	5,621,504	5,431,699
Net occupancy costs	992,048	1,044,260
Furniture and equipment expenses	423,701	454,549
Computer services	936,358	934,132
Advertising and promotional	312,434	341,232
FDIC and other regulatory assessments	299,666	447,565
Office supplies	183,572	213,795
Acquisition expense	-	16,083
Core deposit intangible amortization	104,555	141,928
Other	1,365,996	1,457,000
Total Noninterest Expense	10,239,834	10,482,243
Income before income taxes	3,740,879	5,956,386
Less: Applicable income taxes	1,296,501	2,202,000
Net Income	$2,444,378	$3,754,386
Basic and fully diluted earnings per share	$0.28	$0.42
Dividends per share	$-	$0.30
Weighted average shares outstanding	8,904,915	8,904,915
See notes to unaudited consolidated financial statements.

  TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
INTEREST INCOME
Loans	$35,072,748	$43,750,805
Investment Securities:
Taxable	3,257,654	3,083,938
Tax exempt	1,032,336	1,148,351
Federal funds sold	20,743	45,525
Other	9,663	9,663
Total Interest Income	39,393,144	48,038,282

INTEREST EXPENSE
Deposits	3,581,707	4,225,309
Other borrowings	12,319	844
Total Interest Expense	3,594,026	4,226,153
Net interest income before provision for loan losses	35,799,118	43,812,129
Provision for loan losses	5,370,000	4,130,000
Net interest income after provision for loan losses	30,429,118	39,682,129

NONINTEREST INCOME
Service charges on deposits	7,505,602	7,679,966
Loan servicing income	304,665	298,684
Net gain on sale of loans	605,593	652,149
Increase in cash surrender value of life insurance	351,150	353,661
Non-accretable loan discount	1,752,049	1,653,619
Other income	722,167	1,439,510
Total Noninterest Income	11,241,226	12,077,589

NONINTEREST EXPENSE
Salaries and employee benefits	16,788,771	16,287,048
Net occupancy costs	3,088,630	3,043,167
Furniture and equipment expenses	1,222,440	1,326,138
Computer services	2,759,091	2,626,717
Advertising and promotional	873,708	1,008,853
FDIC and other regulatory assessments	1,017,316	2,021,868
Office supplies	569,132	616,501
Acquisition expense	-	370,214
Core deposit intangible amortization	313,664	425,784
Other	4,036,578	3,873,661
Total Noninterest Expense	30,669,330	31,599,951
Income before income taxes	11,001,014	20,159,767
Less: Applicable income taxes	3,618,288	7,530,500
Net Income	$7,382,726	$12,629,267
Basic and fully diluted earnings per share	$0.83	$1.42
Dividends per share	$-	$0.90
Weighted average shares outstanding	8,904,915	8,904,915
See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended September, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,382,726	$12,629,267
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,645,553	1,712,516
Amortization of servicing rights, premiums and discounts -net	(4,458,795)	908,371
Net gain on sale of loans	(605,593)	(652,149)
Amortization of core deposit intangible	313,664	425,784
Provision for loan losses	5,370,000	4,130,000
Proceeds from sales of loans held for sale	29,460,823	33,586,566
Originations of loans held for sale	(29,035,265)	(33,145,073)
Increase in cash surrender value of life insurance	(351,150)	(353,660)
Gain on disposal of fixed assets	(14,950)	(38,620)
Gain on sale of other real estate owned	(614,372)	(1,074,657)
Net change in:
Accrued interest receivable and other assets	(594,174)	5,987,201
Accrued interest payable and other liabilities	1,943,840	(8,820,776)
Net Cash Flows Provided by Operating Activities	10,442,307	15,294,770
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	184,897,677	155,199,588
Purchases	(235,315,885)	(155,257,830)
Net decrease in loans	21,515,967	13,465,836
Proceeds from sales of premises and equipment	27,600	216,998
Purchases of premises and equipment –net	(750,589)	(2,549,111)
Proceeds from sale of other real estate owned	6,973,004	6,614,267
Net Cash Flows Provided by/(Used In) Investing Activities	(22,652,226)	17,689,748
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(30,703,310)	(42,600,701)
Net change in other borrowings	(2,611,971)	(1,102,779)
Dividends paid	-	(8,014,361)
Net Cash Flows Used in Financing Activities	(33,315,281)	(51,717,841)
Net Change in Cash and Cash Equivalents	(45,525,200)	(18,733,323)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	128,070,730	100,102,542
CASH AND CASH EQUIVALENTS - END OF PERIOD	$82,545,530	$81,369,219
Non Cash Transactions:
Loans receivable transferred to other real estate owned	$9,591,043	$5,372,615
Mortgage servicing rights resulting from sale of loans	$180,035	$210,656
Supplemental Cash Flow Disclosures:
Cash paid for interest	$3,674,124	$5,709,896
Cash paid for income taxes	$3,180,000	$11,880,000

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all interim adjustments, consisting of normal recurring accruals, for a fair presentation of the results for the interim periods presented. The operating results for the first nine months of 2011 are not necessarily indicative of the results that may be expected for the entire 2011 fiscal year.  Tri City has evaluated the consolidated financial statements for subsequent events through the date of the filing of this Form 10-Q.

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

ASU No. 2011-2, “Receivables  (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This guidance provides additional guidance and clarification to assist creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments to Topic 310 clarify guidance on the creditor’s evaluation of whether it granted a concession by requiring the creditor to evaluate whether:  (1) the debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt such that the restructuring should be considered below-market rate, which may indicate that the creditor has granted a concession; (2) a temporary or permanent increase in the contractual interest rate as a result of the restructuring does not preclude the restructuring from being a concession as the new contractual rate may be below-market; and (3) a restructuring that results in a delay that is insignificant is not a concession.  The guidance also clarifies whether a debtor is experiencing financial difficulties even though the debtor may not be in default.  The amendments are effective for the first interim or annual period beginning on or after September 15, 2011 and apply retrospectively to restructurings occurring on or after the beginning of the year.  The provisions of this guidance will not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.

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

As of September 30, 2011 and December 31, 2010 the Bank did not carry any assets that were measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 09/30/11	Level 1	Level 2	Level 3
Loans held for investment	$14,027,028	$-	$-	$14,027,028
Other real estate owned	8,639,616	-	-	8,639,616
Totals	$22,666,644	$-	$-	$22,666,644

	Balance at 12/31/10	Level 1	Level 2	Level 3
Loans held for investment	$12,630,600	$-	$-	$12,630,600
Other real estate owned	5,407,205	-	-	5,407,205
Totals	$18,037,805	$-	$-	$18,037,805

The estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$28,039,774	$28,039,774	$39,849,020	$39,849,020
Federal funds sold	54,505,756	54,505,756	88,221,710	88,221,710
Held to maturity securities	277,498,452	280,010,083	227,803,832	227,276,572
Federal reserve stock	322,100	322,100	322,100	322,100
Loans held for investment, net	706,314,137	717,070,333	737,302,103	744,855,523
Cash surrender value of life insurance	12,375,414	12,375,414	12,024,264	12,024,264
Mortgage servicing rights	1,576,070	2,860,104	1,702,696	2,784,581
Accrued interest receivable	4,682,850	4,682,850	4,120,030	4,120,030
FINANCIAL LIABILITIES
Deposits	$987,743,982	$986,117,695	$1,018,447,292	$1,016,209,456
Other borrowings	2,203,993	2,203,993	4,815,964	4,815,964
Accrued interest payable	280,075	280,075	360,173	360,173

The following is a description of the valuation methodologies used by the Corporation to estimate fair value, as well as the general classification of financial instruments pursuant to the valuation hierarchy:

Cash and due from banks – Due to their short-term nature, the carrying amount of cash and due from banks approximates fair value.

Fed funds sold – Due to their short-term nature, the carrying amount of Fed funds sold approximates fair value.

Held to maturity securities – The fair value is estimated using quoted market prices.

Federal Reserve Bank Stock – It is not practical to determine the fair value of Federal Reserve Bank (“FRB”) Stock due to restrictions placed on its transferability.  No secondary market exists for FRB stock.  The stock is bought and sold at par by the FRB.  Management believes the recorded value is the fair value.

Non-marketable equity securities – The fair value is estimated using values of comparable securities.

Loans held for investment - The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  At September 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.  Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Cash surrender value of life insurance – Fair value is based on the cash surrender value of the individual policies as provided by the insurance agency.

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

Other borrowings – The carrying value of other borrowings, including federal funds purchased and repurchase agreements, approximates fair value.

The estimated fair value of fee income on letters of credit outstanding at September 30, 2011 and December 31, 2010 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2011 and December 31, 2010.

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

5.    Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$61,295,996	$1,662,693	$(18,961)	$62,939,728
U.S. government-sponsored entities	216,127,456	879,899	(12,000)	216,995,355
Other	75,000	-	-	75,000
Totals	$277,498,452	$2,542,592	$(30,961)	$280,010,083

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$51,315,102	$843,803	$(119,745)	$52,039,160
U.S. government-sponsored entities	176,388,730	704,904	(1,956,222)	175,137,412
Other	100,000	-	-	100,000
Totals	$227,803,832	$1,548,707	$(2,075,967)	$227,276,572

Obligations of U.S. government-sponsored entities consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

The amortized cost and fair value of held-to-maturity securities at September 30, 2011 by contractual maturity are shown below.  Expected maturities differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$23,526,707	$23,589,280
Due after one year less than 5 years	58,724,807	60,181,250
Due after 5 years less than 10 years	161,373,519	162,081,798
Due in more than 10 years	33,873,419	34,157,755
Totals	$277,498,452	$280,010,083

The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$2,400,931	$(18,961)	$-	$-	$2,400,931	$(18,961)
U.S. government-sponsored entities and corporations	19,988,000	(12,000)	-	-	19,888,000	(12,000)
Totals	$22,388,931	$(30,961)	$-	$-	$22,388,931	$(30,961)

	December 31, 2010
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$13,884,930	$(115,639)	$508,550	$(4,106)	$14,393,480	$(119,745)
U.S. government-sponsored entities and corporations	119,139,262	(1,956,222)	-	-	119,139,262	(1,956,222)
Totals	$133,024,192	$(2,071,861)	$508,550	$(4,106)	$133,532,742	$(2,075,967)

Management does not believe any individual unrealized loss as of September 30, 2011 or December 31, 2010 represents other than temporary impairment.  At September 30, 2011, the Bank held no investment securities that had unrealized losses existing for greater than 12 months and at December 31, 2010 the Bank held one state and political subdivision investment security that had unrealized losses existing for greater than 12 months.   Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not by a deterioration in credit quality of the underlying portfolio of securities.  Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

6.    Loans

Major classifications of loans are as follows as of  September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Commercial	$20,207,120	$25,451,474
Real Estate
Construction	52,801,281	55,974,007
Commercial	292,769,929	285,862,944
Residential	296,180,755	319,789,488
Multifamily	38,443,240	41,073,712
Installment and Consumer	15,811,406	18,677,070
	$716,213,731	$746,828,695
Less: Allowance for loan losses	(9,899,594)	(9,526,592)
Net Loans	$706,314,137	$737,302,103

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

Residential real estate loans - Loans in this segment of the portfolio have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  The Bank considers owner-occupied one-to-four family loans to be low risk because underwriting has always required 20% equity and qualified borrowers with proper debt service coverage ratios.  These loans provide a foundation for the sale of all other retail banking products and have always been a staple of the Bank’s portfolio.  However, in the acquisition of Bank of Elmwood (the “Acquired Bank”) by the Bank from the FDIC in October 2009 (the “Acquisition”) the Bank acquired a number of residential real estate loans that do not meet the Bank’s underwriting standards and these borrowers were encouraged to bring loans current, pay delinquent taxes, refinance at another financial institution and comply with the Bank’s underwriting standards or face foreclosure.   The greatest risks to the Bank in this segment are those one-to-four family residential real estate loans that are not owner occupied.  Many of these scattered site owner’s loans were generated by the Acquired Bank through its “Rehab and Go” and “Equity is Cash” programs.  Often rehab dollars were not invested in the property, the properties were over-appraised and rental property damage was prevalent but no replacement reserves were required as would be in a commercial real estate loan.  The Bank is in the middle of a three year project to eliminate this group of loans acquired in the Acquisition.  These loans were deeply discounted in the Bank’s bid to the FDIC and the Bank believes the credit risk associated with these loans is mitigated by this discount.

Multi-family real estate loans - The loans in this category are collateralized by properties with more than four family dwelling units.  The Bank has always been conservative in requiring borrowers to be well-qualified and to provide their personal guaranty, as well as insisting on proper debt service coverage ratios and equity sufficient to sustain reasonable debt service in the event of interest rate pressure.  Loans in this category typically have maturities of 3, 4 or 5 years and are amortized over 15 to 20 years.  While any loan presents risk to the Bank, loans in this segment are performing quite well in the downturn because of the Bank’s underwriting criteria and with significant foreclosure activity in the market, many former homeowners are back in the rental market.

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

The following table presents the contractual aging of the recorded investment in loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$19,859,144	$48,538	$6,412	$293,026	$347,976	$20,207,120
Real estate
Construction	51,105,551	692,911	--	1,002,819	1,695,730	52,801,281
Commercial	284,107,680	1,549,778	1,783,302	5,329,169	8,662,249	292,769,929
Residential	274,092,670	3,427,864	2,933,223	15,726,998	22,088,085	296,180,755
Multifamily	36,649,568	333,945	-	1,459,727	1,793,672	38,443,240
Installment and other	14,905,995	403,294	54,856	447,261	905,411	15,811,406
Total Loans	680,720,608	6,456,330	4,777,793	24,259,000	35,493,123	716,213,731
Purchase Credit- Impaired Loans	(39,342,480)	(740,717)	(159,681)	(6,549,344)	(7,449,742)	(46,792,222)
Total loans, excluding Purchase Credit- Impaired Loans	$641,378,128	$5,715,613	$4,618,112	$17,709,656	$28,043,381	$669,421,509

	As of December 31, 2010
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$24,972,641	$220,354	$200,920	$57,559	$478,833	$25,451,474
Real estate
Construction	53,001,023	47,899	1,362,911	1,562,174	2,972,984	55,974,007
Commercial	270,383,215	4,046,092	434,278	10,999,359	15,479,729	285,862,944
Residential	295,608,455	5,789,198	2,331,859	16,059,976	24,181,033	319,789,488
Multifamily	37,025,673	851,102	-	3,196,937	4,048,039	41,073,712
Installment and other	17,650,012	437,779	131,220	458,059	1,027,058	18,677,070
Total Loans	698,641,019	11,392,424	4,461,188	32,334,064	48,187,676	746,828,695
Purchase Credit- Impaired Loans	(41,308,636)	(1,808,362)	(448,907)	(11,899,509)	(14,156,778)	(55,465,414)
Total loans, excluding Purchase Credit- Impaired Loans	$657,332,383	$9,584,062	$4,012,281	$20,434,555	$34,030,898	$691,363,281

Commercial loans deemed to be inadequately collateralized and past due 90 days or more for principal or interest are placed in a non-accrual status.  Residential real estate loans are not subject to these guidelines if well-secured, as deemed by the Senior Loan Committee, and in the process of collection.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$344,946	$181,082
Real estate
Construction	1,168,843	-
Commercial	6,962,310	306,917
Residential	15,021,923	2,181,792
Multifamily	1,586,753	-
Installment and other	62,344	384,917
Total Loans	25,147,119	3,054,708

Purchase Credit Impaired Loans:
Commercial	(89,414)	-
Real Estate
Construction	-	-
Commercial	(1,635,716)	-
Residential	(5,075,775)	(242,593)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchase Credit-Impaired Loans	(7,404,300)	(242,593)
Total loans, excluding Purchase Credit-Impaired Loans	$17,742,819	$2,812,115

	As of December 31, 2010
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$70,042	$4,339
Real estate
Construction	1,485,837	246,743
Commercial	13,034,876	114,159
Residential	17,147,456	2,732,296
Multifamily	3,196,937	-
Installment and other	80,568	377,491
Total Loans	35,015,716	3,475,028

Purchase Credit Impaired Loans:
Commercial	(16,822)	-
Real Estate
Construction	(235,598)	-
Commercial	(4,440,670)	-
Residential	(6,537,049)	(2,041,589)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchase Credit-Impaired Loans	(11,833,534)	(2,041,589)
Total loans, excluding Purchase Credit-Impaired Loans	$23,182,182	$1,433,439

Management uses an internal asset classification system as a means of identifying problem and potential problem assets.  At the quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention,” “Substandard” and “Doubtful” for the previous twelve months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at a future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are classified as “Pass.”   The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$17,336,659	$1,516,993	$1,241,524	$111,944	$20,207,120
Real estate
Construction	45,397,410	1,252,783	6,104,941	46,147	52,801,281
Commercial	261,674,983	12,827,121	18,177,428	90,397	292,769,929
Multifamily	35,060,941	1,461,601	1,920,698	-	38,443,240
Total	$359,469,993	$17,058,498	$27,444,591	$248,488	$404,221,570

Current	$358,434,330	$15,354,745	$17,932,866	$-	$391,721,941
30-59	391,112	1,009,750	1,224,312	-	2,625,174
60-89	246,515	694,003	849,195	-	1,789,713
Over 90	398,036	-	7,438,218	248,488	8,084,742
Total	$359,469,993	$17,058,498	$27,444,591	$248,488	$404,221,570

	As of December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$23,375,444	$1,665,817	$396,098	$14,115	$25,451,474
Real estate
Construction	44,791,225	8,293,423	2,889,359	-	55,974,007
Commercial	241,042,464	19,435,523	25,254,718	130,239	285,862,944
Multifamily	36,404,929	1,003,816	3,664,967	-	41,073,712
Total	$345,614,062	$30,398,579	$32,205,142	$144,354	$408,362,137

Current	$342,900,085	$28,567,600	$13,914,866	$-	$385,382,551
30-59	2,037,955	468,067	2,659,426	-	5,165,448
60-89	522,361	1,362,912	112,836	-	1,998,109
Over 90	153,661	-	15,518,014	144,354	15,816,029
Total	$345,614,062	$30,398,579	$32,205,142	$144,354	$408,362,137

Excluding purchased credit-impaired loans, approximately $13.6 million of the Substandard and Doubtful loans were nonperforming as of September 30, 2011.

For residential real estate and installment loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Performing	Nonperforming	Total
Residential Real Estate	$278,977,040	$17,203,715	$296,180,755
Installment & Other	15,364,145	447,261	15,811,406
Total	$294,341,185	$17,650,976	$311,992,161

	As of December 31, 2010
	Performing	Nonperforming	Total
Residential Real Estate	$299,909,738	$19,879,750	$319,789,488
Installment & Other	18,219,011	458,059	18,677,070
Total	$318,128,749	$20,337,809	$338,466,558

At September 30, 2011, the Corporation has identified $48.9 million of loans as impaired, including performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A summary of the details regarding impaired loans follows:

	September 30, 2011	December 31, 2010
Loans for which there was a related allowance for loan loss	$18,340,152	$16,617,148
Impaired loans with no related allowance	30,577,804	16,112,165
Total Impaired Loans	$48,917,956	$32,729,313

Average quarterly balance of impaired loans	$43,546,312	$24,470,966
Related allowance for loan losses	4,313,124	3,986,548

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Unpaid Principal Balance	Partial Charge- offs	Allowance For Loan Losses Allocation	Recorded Investment
Loans with no related allowance recorded:
Commercial	$608,174	$287,869	$-	$320,305
Real estate
Construction	4,033,053	13,944	-	4,019,109
Commercial	10,522,296	1,174,946	-	9,347,350
Residential	16,457,392	298,943	-	16,158,449
Multifamily	734,274	3,854	-	730,420
Installment & Other	2,171	-	-	2,171
Total	32,357,360	1,779,556	-	30,577,804

Loans with a related allowance recorded:
Commercial	24,686	45	24,641	-
Real estate
Construction	746,906	-	313,501	433,405
Commercial	6,723,162	8,324	1,238,000	5,476,838
Residential	9,987,487	150,130	2,302,040	7,535,317
Multifamily	874,025	17,692	339,865	516,468
Installment & Other	160,077	-	95,077	65,000
Total	18,516,343	176,191	4,313,124	14,027,028
Total Impaired Loans	$50,870,703	$1,955,747	$4,313,124	$44,604,832

	As of December 31, 2010
	Unpaid Principal Balance	Partial Charge- offs	Allowance For Loan Losses Allocation	Recorded Investment
Loans with no related allowance recorded:
Commercial	$-	$-	$-	$-
Real estate
Construction	2,005,213	-	-	2,005,213
Commercial	6,497,934	-	-	6,497,934
Residential	7,478,138	-	-	7,478,138
Multifamily	130,880	-	-	130,880
Installment & Other	-	-	-	-
Total	16,112,165	-	-	16,112,165

Loans with a related allowance recorded:
Commercial	14,115	-	14,115	-
Real estate
Construction	1,002,247	-	113,964	888,283
Commercial	7,653,948	175,000	1,211,358	6,267,590
Residential	8,098,270	606,300	2,406,059	5,085,911
Multifamily	549,300	-	222,483	326,817
Installment & Other	80,568	-	18,568	62,000
Total	17,398,448	781,300	3,986,547	12,630,601
Total Impaired Loans	$33,510,613	$781,300	$3,986,547	$28,742,766

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010:

	For the Nine Months Ended September 30, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Allowance for loan losses:
Beginning balance	$412,745	$447,955	$2,819,054	$4,593,811	$1,010,978	$242,049	$9,526,592
Charge-offs	(285,714)	(18,004)	(1,106,111)	(3,411,781)	(117,115)	(216,071)	(5,154,796)
Recoveries	2,405	380	68,665	67,103	-	19,245	157,798
Provision	69,027	268,222	1,849,383	3,496,205	(500,032)	187,195	5,370,000
Ending balance	$198,463	$698,553	$3,630,991	$4,745,338	$393,831	$232,418	$9,899,594

	As of September 30, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Loans:
Ending balance	$20,207,120	$52,573,281	$292,997,929	$296,180,755	$38,443,240	$15,811,406	$716,213,731
ALL
Individually evaluated	24,641	313,501	1,238,000	2,074,483	339,865	95,077	4,085,567
Collectively evaluated	173,822	385,052	2,392,991	2,443,298	53,966	137,341	5,586,470
Acquired	-	-	-	227,557	-	-	227,557
Total ALL	198,463	698,553	3,630,991	4,745,338	393,831	232,418	9,899,594
Recorded Investment	$20,008,657	$51,874,728	$289,366,938	$291,435,417	$38,049,409	$15,578,988	$706,314,137

Ending Balance:
Individually evaluated	$344,946	$4,766,015	$16,062,187	$25,995,806	$1,586,753	$162,249	$48,917,956
Collectively evaluated	19,808,259	43,879,322	272,697,691	248,713,849	35,868,053	15,649,157	636,616,331
Acquired	53,915	3,927,944	4,238,051	21,471,100	988,434	-	30,679,444
Total ending balance	$20,207,120	$52,573,281	$292,997,929	$296,180,755	$38,443,240	$15,811,406	$716,213,731

	As of December 31, 2010
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Loans:
Ending balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695
ALL
Individually evaluated	14,115	113,964	1,211,358	2,406,059	222,483	18,568	3,986,547
Collectively evaluated	398,630	333,991	1,607,696	1,458,116	788,495	223,481	4,810,409
Acquired	-	-	-	729,636	-	-	729,636
Total ALL	412,745	447,955	2,819,054	4,593,811	1,010,978	242,049	9,526,592
Recorded Investment	$25,038,729	$55,526,052	$283,043,890	$315,195,677	$40,062,734	$18,435,021	$737,302,103

Ending Balance:
Individually evaluated	$14,115	$3,007,460	$13,976,882	$14,970,108	$680,180	$80,568	$32,729,313
Collectively evaluated	24,892,894	44,664,827	263,312,796	273,659,587	38,576,591	18,596,502	663,703,197
Acquired	544,465	8,301,720	8,573,266	31,159,793	1,816,941	-	50,396,185
Total ending balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695

The Corporation continues to evaluate loans purchased in conjunction with the Acquisition for impairment in accordance with GAAP.  The purchased loans were considered impaired at the Acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$344,479	$1,482,815	$1,374,034
Real Estate
Construction	10,285,352	123,589	7,536,440
Commercial	12,469,164	12,693,194	17,206,891
Residential	52,320,034	61,076,076	85,643,587
Multifamily	2,308,937	417,631	1,927,310
Installment and Consumer	6,025	3,940,677	2,254,980
Total	$77,733,991	$79,733,982	$115,943,242

	As of December 31, 2010
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$1,163,657	$3,374,952	$3,431,480
Real Estate
Construction	13,895,239	357,379	8,605,686
Commercial	17,679,889	16,580,216	22,774,024
Residential	62,201,020	72,406,187	99,498,903
Multifamily	2,644,213	422,239	2,154,090
Installment and Consumer	6,836	5,213,526	2,879,377
Total	$97,590,854	$98,354,499	$139,343,560

As of September 30, 2011 the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $77.7 million and $79.7 million, respectively.  The cash flows expected to be collected related to principal as of September 30, 2011 on all purchased loans is $115.9 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at September 30, 2011.  The difference between the contractually required payments at Acquisition and the cash flow expected to be collected at Acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows will result in a reversal of the provision for loan losses charged to earnings to the extent of prior charges or a reclassification of the difference from non-accretable discount to accretable discount, with a positive impact on interest income.  Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The change in the carrying amount of accretable yield for purchased loans was as follows for the three months ended September 30, 2011.

ACCRETABLE YIELD

	For Three Months Ended September 30,
	2011	2010
Beginning Balance	$11,808,262	$18,400,259
Accretion(1)	1,130,934	2,497,273
Ending Balance	$10,677,328	$15,902,986

	For Nine Months Ended September 30,
	2011	2010
Beginning Balance	$14,414,324	$23,859,358
Accretion(1)	3,736,996	7,956,372
Ending Balance	$10,677,328	$15,902,986

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

7.    Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable losses inherent in the loan portfolio.  An analysis of changes in the allowance is presented in the following table:

ALLOWANCE FOR LOAN LOSSES

	For Three Months Ended September 30,
	2011	2010
Balance at beginning of period	$9,874,383	$8,276,228
Charge-offs	(2,103,273)	(1,205,759)
Recoveries	78,484	44,031
Net loans charged-off	(2,024,789)	(1,161,728)
Additions to allowance charged to expense	2,050,000	1,400,000
Balance at end of period	$9,899,594	$8,514,500

	For Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$9,526,592	$6,034,187
Charge-offs	(5,154,796)	(2,669,593)
Recoveries	157,798	1,019,906
Net loans charged-off	(4,996,998)	(1,649,687)
Additions to allowance charged to expense	5,370,000	4,130,000
Balance at end of period	$9,899,594	$8,514,500

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

A summary of the activity in OREO is as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Beginning Balance	$5,407,205	$4,681,481
Additions	9,591,043	8,667,614
Valuation Adjustments	-	-
Gain on Sale	614,372	1,375,932
Sales	(6,973,004)	(9,317,822)
Ending Balance	$8,639,616	$5,407,205

9.     Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties.  Modifications include below market interest rate, interest-only terms, forgiveness of principal, or an exceptionally long amortization period.  Most of the Bank’s modifications are below market interest rates.  A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability.  If a TDR is placed on nonaccrual status, it remains there until it performs under the restructured terms for six consecutive months at which time it is returned to accrual status.

	As of September 30, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Accruing
December 31, 2010	$-	$2,005,213	$11,510,812	$4,747,253	$-	$-	$18,263,278
Principal payments	-	-	(83,066)	(254,258)	-	-	(337,324)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	416,126	23,537	-	-	439,663
New restructured	-	3,518,007	807,724	6,780,581	-	99,904	11,206,216
Class transfers	-	(1,926,048)	(3,551,718)	(439,088)	-	-	(5,916,854)
Transfers from
nonaccrual	-	-	-	115,857	-	-	115,857
September 30, 2011	$-	$3,597,172	$9,099,878	$10,973,882	$-	$99,904	$23,770,836

Nonaccrual
December 31, 2010	$-	$-	$-	$2,730,885	$130,880	$-	$2,861,765
Principal payments	-	-	-	(45,370)	(3,854)	-	(49,224)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	-	13,565	-	-	13,565
New restructured	85,000	-	-	2,609,750	-	-	2,694,750
Class transfers	-	-	-	-	-	-	-
Transfers to
accrual	-	-	-	(115,857)	-	-	(115,857)
September 30, 2011	$85,000	$-	$-	$5,192,973	$127,026	$-	$5,404,999

Totals
December 31, 2010	$-	$2,005,213	$11,510,812	$7,478,138	$130,880	$-	$21,125,043
Principal payments	-	-	(83,066)	(299,628)	(3,854)	-	(386,548)
Charge-offs	-	-	-	-	-	-	-
Advances	-	-	416,126	37,102	-	-	453,228
New restructured	85,000	3,518,007	807,724	9,390,331	-	99,904	13,900,966
Class transfers	-	(1,926,048)	(3,551,718)	(439,088)	-	-	(5,916,854)
Transfers from
nonaccrual	-	-	-	-	-	-	-
September 30, 2011	$85,000	$3,597,172	$9,099,878	$16,166,855	$127,026	$99,904	$29,175,835

A summary of troubled debt restructurings as of September 30, 2011 and December 31, 2010 is noted in the table below.  All troubled debt restructurings are considered impaired loans and, as of September 30, 2011, the allowance associated with those loans was $1.8 million.

	September 30, 2011
	Number of Modifications	Total Troubled Debt Restructurings	Allowance for Loan Losses Allocation	Recorded Investment
Commercial	2	$85,000	-	$85,000
Real estate
Construction	4	3,597,172	17,572	3,579,600
Commercial	18	9,099,878	949,290	8,150,588
Residential	77	16,166,855	778,734	15,388,121
Multifamily	1	127,026	-	127,026
Installment and other	7	99,904	52,733	47,171
Total Loans	109	$29,175,835	1,798,329	$27,377,506

	December 31, 2010
	Number of	Total Troubled Debt	Allowance for Loan Losses	Recorded
	Modifications	Restructurings	Allocation	Investment
Commercial	-	$-	-	$-
Real estate
Construction	3	2,005,213	-	2,005,213
Commercial	19	11,510,812	793,960	10,716,852
Residential	42	7,478,138	-	7,478,138
Multifamily	1	130,880	-	130,880
Installment and other	-	-	-	-
Total Loans	65	$21,125,043	793,960	$20,331,083

The following is a summary of troubled debt restructurings as of September 30, 2011 and December 31, 2010 that were in default.  Troubled debt restructures in default are past due 30 days or more at the end of the period.

	September 30, 2011	December 31, 2010
	Number of	Total in	Number or	Total in
	Modifications	Default	Modifications	Default
Commercial	-	$-	-	$-
Real estate
Construction	-	-	-	-
Commercial	1	814,239	1	820,000
Residential	21	4,944,998	2	223,376
Multifamily	-	-	-	-
Installment and other	2	29,775	-	-
Total Loans	24	$5,789,012	3	$1,043,376

10.           Regulatory Capital Requirements

As of September 30, 2011, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total capital (to risk weighted assets)	$125,479,000	16.7%	$59,948,000	8.0%	$74,935,000	10.0%
Tier 1 capital (to risk weighted assets)	116,112,000	15.5%	29,974,000	4.0%	44,961,000	6.0%
Tier 1 capital (to average assets)	116,112,000	10.5%	44,373,000	4.0%	55,467,000	5.0%

As of December 31, 2010
Total capital (to risk weighted assets)	$117,822,000	15.2%	$62,011,000	8.0%	$77,514,000	10.0%
Tier 1 capital (to risk weighted assets)	108,295,000	14.0%	31,006,000	4.0%	46,509,000	6.0%
Tier 1 capital (to average assets)	108,295,000	10.0%	43,298,000	4.0%	54,122,000	5.0%

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

Loans Acquired Through Purchase

Loans acquired through the completion of a purchase, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Bank will be unable to collect all contractually- required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually at the date of transfer to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Contractually-required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from non-accretable discount to accretable discount with a positive impact on interest income. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Bank does not have the information necessary to reasonably estimate expected cash flows, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

Financial Condition

Total Assets

The Corporation’s total assets decreased $24.0 million, or 2.1%, from $1,141.7 million at December 31, 2010 to $1,117.7 million at September 30, 2011.  The decrease in total assets was primarily due to a decrease in total loans during the first nine months of 2011.  In addition the mix of assets changed as excess cash was reinvested into higher yielding investment securities.

Cash and Cash Equivalents

Cash and cash equivalents, including federal funds sold, decreased $45.5 million or 35.6%, since December 31, 2010.  Cash and due from banks decreased $11.8 million while federal funds sold decreased $33.7 million.  While both deposits and loans ran off during the first nine months of 2011, management reinvested excess funds into suitable investment securities during the first nine months of 2011, given the continued low interest rate environment.

Investment Securities

Investment securities increased $49.7 million, or 21.8%, during the first nine months of 2011 to $277.5 million.  During the first nine months of 2011 $234.7 million of investment securities were purchased, $143.1 million of investment securities were called and $40.2 million of investment securities matured.  Investments in U.S Government sponsored entities accounted for $218.8 million of the purchases of which $121.8 million have step-up features in which the yields are scheduled to increase in future periods.  The remaining $15.9 million of purchases were of securities issued by states and political subdivisions. The average initial yield on the investments purchased was 2.48%.  Management continues to follow its practice of holding the securities in the investment portfolio to maturity.

Loans

Total loans decreased $30.6 million or 4.1% during the first nine months of 2011 from $746.8 million at December 31, 2010 to $716.2 million at September 30, 2011.  The decrease in total loans outstanding was partially due to the continued aggressive management of the loans acquired in the Acquisition to conform them to the Bank’s historical underwriting standards, which in some cases resulted in the borrower refinancing elsewhere.  In addition, management continues to focus on credit quality resulting in continued scrutiny of equity, cash flow and borrower character for new loan opportunities created as borrowers refinance their credits with competing banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any such loans in its portfolio.

	LOAN PORTFOLIO ANALYSIS
	(Dollars in Thousands)

	September 30, 2011		December 31, 2010
	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category
Commercial	$20,207	2.82%	$25,451	3.41%
Real Estate
Construction	52,801	7.37%	55,974	7.49%
Commercial	292,770	40.88%	285,863	38.28%
Residential	296,181	41.35%	319,789	42.82%
Multi-Family	38,443	5.37%	41,074	5.50%
Installment and Consumer	15,812	2.21%	18,678	2.50%
Total	$716,214	100.00%	$746,829	100.00%

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets increased $0.6 million or 7.8% to $8.2 million during the first nine months of 2011.

Total Deposits and Borrowings

Deposits at the Bank decreased $30.7 million, or 3.0%, from $1,018.4 million at December 31, 2010 to $987.7 million at September 30, 2011.  Demand deposits increased $11.2 million, savings and NOW accounts decreased $14.0 million, and time deposits decreased $27.9 million.  The decrease in savings and NOW accounts was driven by a decrease of $69.9 million in municipal deposits, which was partially offset by significant growth in both money market and savings accounts as many customers shifted from certificates of deposit into money market accounts in order to keep their funds more liquid in the current low interest rate environment.  The decrease in municipal deposits during the first nine months is typical due to the increase in municipal deposits from the receipt of property tax payments in December of each year.  A portion of these deposits tend to be transferred to the State of Wisconsin investment fund after the first of the year with the remaining balances declining throughout the year as funds are spent on operating activities.

Total borrowings decreased $2.6 million or 54.2% during the first nine months of 2011.  The Bank adjusts its level of daily borrowing and short term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility with its primary correspondent bank.

Accrued Interest Payable and Other Liabilities

Accrued interest payable and other liabilities increased $1.9 million or 47.5% to $6.0 million during the first nine months of 2011.  The increase is primarily due to an increase in current taxes payable.

Capital Resources

Total stockholders’ equity increased $7.4 million, or 6.5%, during the first nine months of 2011, which was equal to the Corporation’s net income of $7.4 million for the period as no dividends were declared during the period.   During the fourth quarter of 2010, the Board declared a special dividend of $1.20 per share paid on December 10, 2010 to shareholders of record on November 30, 2010.  This dividend was intended to prepay 2011 dividends due to the possibility of less favorable tax treatment of dividend income in 2011.  As a result of the dividend paid in December of 2010, the Board does not intend to pay any dividends during 2011.  The Board intends to resume quarterly dividend payments in 2012 after reviewing earnings, monitoring regulatory developments and considering other appropriate factors relative to declaring the amount of future dividends.

Federal banking regulatory agencies have established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities.  As of September 30, 2011 the Bank’s Tier 1 leverage ratio was 10.5% compared to 10.0% at December 31, 2010. Tier 1 risk-based capital ratios were 15.5% at September 30, 2011 and 14.0% at December 31, 2010.  As of September 30, 2011, the Bank’s total risk based capital ratio was 16.7% compared to 15.2% at December 31, 2010.  The increase in both the tier 1 risk-based capital ratio and the total risk-based capital ratio was due to a decrease in total risk-based assets as well as an increase in total capital through retained earnings.

All of the Bank’s capital ratios at September 30, 2011 were significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes that the Bank has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Bank in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Nonperforming Assets and ALL

Nonperforming loans, excluding purchased credit-impaired loans, were $20.6 million at September 30, 2011 compared to $24.6 million at December 31, 2010.  There continued to be significant activity in the Bank’s nonperforming loans as many of those loans move through the foreclosure process and end up in OREO.  Total interest income that was accrued but never recorded as income on loans on non-accrual was $2.6 million at September 30, 2011 and $3.2 million at December 31, 2010.

The carrying value of OREO was $8.6 million at September 30, 2011 compared to $5.4 million at December 31, 2010.  The increase is due to one large commercial property that was added to OREO during the second quarter of 2011, representing $3.7 million of the total carrying value.  There has been significant activity in OREO as 108 properties have been added to OREO and 84 OREO properties were sold during the first nine months of 2011.  As of September 30, 2011, the Bank had 73 total properties in OREO.  The elevated carrying value of OREO and the increased number of properties in OREO is due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past several years.  The Bank’s goal is to minimize the delay in liquidation of OREO properties.  As a result of the Acquisition, management estimates it will continue to foreclose and liquidate a significant number of properties during the remainder of  2011 and into 2012.  Management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses on such liquidations.

               The ALL increased $0.4 million or 3.9% to $9.9 million during the first nine months of 2011.  A $5.4 million provision for loan loss was charged to earnings for the nine months ended September 30, 2011.  In addition, a total of $5.2 million of loans were charged-off during the first nine months of 2011, which was partially offset by $0.2 million of recoveries during the period on loans that had been previously charged-off.  The Bank’s charge-offs and the corresponding provision for loan losses reflect activity on acquired loans as well as the adverse effects of the continuing difficult economic conditions.

The ALL represents management’s estimate of the amount necessary to provide for probable and inherent credit losses in the loan portfolio.  To assess the adequacy of the ALL, management uses significant judgment, focusing on specific allocations applied to loans that are identified for evaluation on an individual loan basis.  In addition, loans are analyzed on a group basis using risk characteristics that are common to groups of similar loans.  Factors that are considered include changes in the size and character of the loan portfolio, changes in the levels of impaired and nonperforming loans, historical losses in each category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and changes to the fair value of underlying collateral in the continued recessionary environment.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	September 30, 2011	December 31, 2010
Balance of ALL at beginning of period	$9,527	$6,034
Total loans charged-off	(5,155)	(4,551)
Total recoveries	158	1,114
Net loans charged-off	(4,997)	(3,437)
Additions to allowance charged to expense	5,370	6,930
Balance of ALL at end of period	$9,900	$9,527

Nonaccrual loans	$12,338	$20,452
Troubled debt restructurings – nonaccrual	5,405	2,731
Loans past due 90 days or more and still accruing	2,812	1,433

Total nonperforming loans(1)	20,555	24,616
Other real estate owned	8,640	5,407
Total nonperforming assets	$29,195	$30,023

Ratio of nonperforming loans to total loans	2.87%	3.30%
Ratio of nonperforming assets to total assets	2.61%	2.63%
Ratio of ALL to total nonperforming loans	48.16%	38.70%
Ratio of net loans charged-off during the period to average loans outstanding (2)	1.37%	0.45%
Ratio of ALL to total loans	1.38%	1.28%

(1)
This amount excludes purchased credit-impaired loans of $7.6 million and $13.9 million at September 30, 2011 and December 31, 2010, respectively.  Purchased credit-impaired loans had evidence of deterioration in credit quality prior to the Acquisition.  Fair value of these loans as of October 23, 2009, the date of the Acquisition, includes estimates of credit losses.

(2)	Net loans charged-off for the nine months ended September 30, 2011 have been annualized.

Liquidity

The ability to provide the necessary funds for the Bank’s day-to-day operations depends on a sound liquidity position.  Management monitors the Bank’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in these products.  Management believes that these efforts will help the Bank to not only retain these deposits, but to encourage continued deposit growth.  The Bank has the ability to borrow up to $50.0 million in federal funds purchased, the ability to borrow up to $50.2 million through repurchase agreements and has an additional $97.2 million available for short-term liquidity through the Federal Reserve Bank Discount window.

During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to continue to be sufficient to meet the cash requirements of its lending activities.

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At September 30, 2011, the Bank’s loan-related commitments, including standby letters of credit and financial guarantees, totaled $111.3 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2011  and September 30, 2010.

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the three-month periods ended September 30, 2011 and September 30, 2010.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended
	September 30,
	2011	2010
Net income	$2,444	$3,754
Earnings per share	$0.28	$0.42
Cash dividends per share	$-	$0.30

Return on average assets	0.88%	1.38%
Return on average equity	8.20%	12.30%
Efficiency ratio, as reported(1)	63.88%	58.76%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.

The Corporation posted net income of $2.4 million for the third quarter of 2011, a decrease of $1.3 million, or 34.9%, from the third quarter of 2010.  Earnings per share decreased to $0.28 for the three months ended September 30, 2011 compared to $0.42 for the same period in 2010.

The decrease in earnings was primarily due to a $2.2 million decrease in net interest income, which resulted from both lower interest rates on earning assets and a volume shift from loans to lower-yielding investment securities.  The decrease attributable to lower interest rates on earning assets was $2.1 million.  The decrease attributable to the volume shift of earning assets was $0.3 million and was partially offset by a $0.2 million reduction in interest expense as a result of lower interest rates.  The decrease in loan balances is primarily due to a reduction in substandard loans acquired from the FDIC in October 2009 at a pace faster than new business is achieved.  This necessitated redeployment of those funds to investment securities.  Reinvestment in today’s rate environment produces relatively low-yielding investments which also negatively impacts the net interest margin.  Earnings were also negatively impacted by a $0.7 million increase in the provision for loan losses, which was partially offset by a $0.4 million increase in noninterest income and a $0.2 million decrease in noninterest expense.  Operating earnings during the third quarter of 2011 were also negatively affected by a decrease in Acquisition-related purchase accounting income, which totaled $1.7 million in 2011 compared to $3.1 million in 2010 and impacted the net interest margin, other income and other operating expenses.

Interest Income

Total interest income on loans decreased $2.9 million, or 20.6%, in the third quarter of 2011 compared to the third quarter of 2010.  The decrease was due to a reduction in Acquisition-related purchase accounting income, reduced loan volume and the low interest rate environment.  The purchase accounting income related to the Acquisition included $1.1 million in loan discount accretion during the third quarter of 2011 compared to $2.5 million during the same period in 2010.  Loan discount accretion peaked in 2010 and management expects it to decline in future years as loans in the Acquired Bank’s loan portfolio continue to amortize, mature or pay off.  Interest income on loans for the third quarter of 2011, excluding loan discount accretion, decreased by $1.1 million compared to same period in 2010.  A portion of the decrease was due to lower loan volumes, as average loans decreased $53.0 million, or 6.9%, for the quarter ended September 30, 2011 compared to the third quarter of 2010, due primarily to the run-off of the acquired loans.  In addition to lower loan volume, loan yields decreased 43 basis points to 5.68% for the third quarter of 2011 compared to 6.11% for the third quarter of 2010 as new and renewed loans were booked at lower interest rates than the existing portfolio.  Including the interest income related to the loan accretion discount, loan yields decreased 109 basis points to 6.31% for the third quarter of 2011 compared to 7.40% for the third quarter of 2010.

Interest income on investment securities on a tax-equivalent basis increased $0.5 million, or 36.4%, for the third quarter of 2011 compared to the third quarter of 2010.  This change reflects an increase in both rate and volume.  The average tax equivalent yield on the investment securities increased 8 basis points to 2.21% during the third quarter of 2011 compared to 2.13% for the same period of 2010.  The increase in interest income on investment securities was also caused by a $77.6 million increase in the average amount of U. S. government-sponsored agency, municipal security investments and fed funds sold to $326.0 million for the three months ended September 30, 2011.

Interest Expense

Interest expense for the three months ended September 30, 2011 decreased $0.2, million or 16.5%, compared to the same period in 2010.  Interest expense in the third quarter of 2010 was reduced by $0.5 million of deposit premium amortization due to the purchase accounting related to the Acquisition. The deposit premium was fully amortized in the fourth quarter of 2010 and therefore had no impact on interest expense during the third quarter of 2011.  Excluding the premium amortization, interest expense would have decreased by $0.7 million due to declining interest rates which was partially offset by core deposit growth.   The average yield on interest-bearing liabilities decreased 35 basis points to 0.53% during the third quarter of 2011 compared to 0.88% in the third quarter of 2010.  Including the $0.5 million of premium amortization during the third quarter of 2010, the average yield on interest-bearing liabilities decreased 12 basis points to 0.53% during the third quarter of 2011 from 0.65% in the same period of 2010.  The decrease in average yields was partially offset by an increase in average interest-bearing liabilities of $27.6 million to $826.1 million for the third quarter of 2011 from $798.5 million for the third quarter of 2010, primarily to due an increase in core deposits.

Net Interest Margin

The tax-equivalent net interest margin for the three months ended September 30, 2011 was 4.62% compared to 5.61% for the three months ended September 30, 2010.  Excluding the purchase accounting related to the Acquisition the tax-equivalent net interest margin for the three months ended September 30, 2011 would have been 4.18% compared to 4.45% for the three months ended September 30, 2010.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollars in Thousands)

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$718,553	$11,340	6.31%	$771,573	$14,280	7.40%
Taxable investment securities	247,757	1,249	2.02%	134,735	708	2.10%
Non-taxable investment
securities(2)	49,839	545	4.37%	46,234	586	5.07%
Federal funds sold	28,356	7	0.10%	67,400	26	0.15%
Total interest earning assets	$1,044,505	$13,141	5.03%	$1,019,942	$15,600	6.12%
Noninterest earning assets:
Other assets	65,870			67,372

TOTAL ASSETS	$1,110,375			$1,087,314

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Transaction accounts	$240,486	$95	0.16%	$233,333	$202	0.35%
Money market	206,121	250	0.49%	159,392	326	0.82%
Savings deposits	188,934	90	0.19%	168,570	130	0.31%
Other time deposits	189,256	651	1.38%	235,839	644	1.09%
Short-term borrowings	1,318	-	0.00%	1,410	-	0.00%
Total interest-bearing liabilities	826,115	1,086	0.53%	798,544	1,302	0.65%
Noninterest bearing liabilities:
Demand deposits	159,801			157,107
Other	5,159			9,276
Stockholders’ equity	119,300			122,387
Total liabilities and stockholders’ equity	$1,110,375			1,087,314
Net interest earnings and interest		$12,055	4.50%		$14,298	5.47%
rate spread(3)

Net interest margin(4)			4.62%			5.61%

(1)	The average loan balances and rates include non-accrual loans.

(2)	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

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

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the three months ended
	September 30, 2011 and 2010
	Increase (Decrease) Due to
Interest earned on:	Volume	Rate (1)	Net
Loans	$(981)	$(1,959)	$(2,940)
Taxable investment securities	594	(53)	541
Nontaxable investment securities	46	(87)	(41)
Federal funds sold	(15)	(4)	(19)
Total interest-earning assets	$(356)	$(2,103)	$(2,459)

Interest paid on:
Transaction accounts	$6	$(113)	$(107)
Money market	95	(172)	(77)
Savings	16	(56)	(40)
Other time	(128)	136	8
Short-term borrowings	-	-	-
Total interest-bearing liabilities	$(11)	$(205)	$(216)

Decrease in net interest income			$(2,243)

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a provision for loan losses (“PLL”) of $2.1 million during the three months ended September 30, 2011 compared to $1.4 million during the same period in 2010.   The increase in the PLL during the period was primarily due to an increase in charge-offs, partially offset by recoveries during the period.

Noninterest Income

Noninterest income for the three months ended September 30, 2011 increased $0.4 million, or 11.3%, compared to the same period in 2010.  The increase was primarily due to an increase of $0.3 million in non-accretable discount recorded to income as part of the purchase accounting related to the Acquisition.  This is income related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were repaid or charged off during the quarter.  The non-accretable discount recorded to income represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly, as it is dependent on the difference between expected future cash flows received and the Acquisition accounting fair value discounts applied to the loans specifically impaired.

Noninterest Expense

Noninterest expense decreased $0.2 million, or 2.3%, during the three months ended September 30, 2011 compared to the same period in 2010.  Normal increases in salary and benefits were partially offset by decreased regulatory agency assessments of $0.1 million incurred during the third quarter of 2010.  The core deposit intangible amortization expense remained stable at $0.1 million and is recognized as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next seven years.

Income Taxes

Income tax expense for the third quarter of 2011 was $1.3 million compared to $2.2 million for the third quarter of 2010.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 34.7% for the third quarter of 2011 compared to 37.0% during the third quarter of 2010.  The decrease in the effective tax rate was due to a decrease in pre-tax income, which increases the effect of permanent non-taxable items on the effective tax rate.

Comparison of the Nine Months Ended September 30, 2011  and September 30, 2010.

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the first nine months ended September 30, 2011 and September 30, 2010.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2011	2010
Net income	$7,383	$12,629
Earnings per share	$0.83	$1.42
Cash dividends per share	$-	$0.90

Return on average assets	0.88%	1.55%
Return on average equity	8.55%	13.81%
Efficiency ratio, as reported(1)	65.20%	56.54%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.

The Corporation posted net income of $7.4 million for the first nine months of 2011, a decrease of $5.2 million, or 41.5%, from the first nine months of 2010.  Earnings per share decreased to $0.83 for the nine months ended September 30, 2011 compared to $1.42 for the same period in 2010.

The decrease in earnings was primarily due to a $8.0 million decrease in net interest income which resulted from both lower interest rates on earning assets and a volume shift from loans to lower-yielding investment securities.  The decrease attributable to lower interest rates on earning assets was $7.8 million.  The decrease attributable to the volume shift of earning assets was $0.9 million and was partially offset by a $0.7 million reduction in interest expense as a result of lower interest rates.  The decrease in loan balances is primarily due to a reduction in substandard loans acquired in the Acquisition at a pace faster than new business is achieved.  This necessitated redeployment of those funds to investment securities.  Reinvestment in today’s rate environment produces relatively low-yielding investments which also negatively impacts the net interest margin.  The decrease in earnings was also negatively impacted by a $1.2 million increase in the provision for loan losses and a $0.8 million decrease in noninterest income which was partially offset by a $0.9 million decrease in noninterest expense.  Operating earnings during the first nine months of 2011 were also negatively affected by a decrease in Acquisition-related purchase accounting income, which totaled $5.2 million in 2011 compared to $10.5 million in 2010 and impacted the net interest margin, other income and other operating expenses.

Interest Income

Total interest income on loans decreased $8.7 million, or 19.8%, in the first nine months of 2011 compared to the first nine months of 2010.  The decrease was due to a reduction in Acquisition-related purchase accounting income, reduced loan volume and the low interest rate environment.  The purchase accounting income related to the Acquisition included $3.7 million in loan discount accretion during the first nine months of 2011 compared to $8.0 million during the same period in 2010.  Loan discount accretion peaked in 2010 and management expects it to decline in future years as loans in the Acquired Bank’s loan portfolio continue to amortize, mature or pay off.  Interest income on loans for the first nine months of 2011, excluding loan discount accretion, decreased by $4.4 million compared to same period in 2010.  A portion of the decrease was due to lower loan volumes, as average loans decreased $50.7 million, or 6.5%, for the nine months ended September 30, 2011 compared to average loans during the first nine months of 2010 resulting from the run-off of the acquired loans.  In addition to lower loan volume, loan yields decreased 39 basis points to 5.75% for the first nine months of 2011 compared to 6.14% for the first nine months of 2010, as new and renewed loans were booked at lower interest rates than the existing portfolio.  Including the interest income related to the loan accretion discount, loan yields decreased 107 basis points to 6.43% for the first nine months of 2011 compared to 7.50% for the same period in 2010.

Interest income on investment securities on a tax-equivalent basis remained unchanged at $4.9 million for the first nine months of 2011 compared to the first nine months of 2010.  A decrease of 71 basis points in the average tax equivalent yield on the investment securities to 2.03% during the first nine months of 2011 compared to 2.74% in the same period of 2010 was offset by an $81.3 million increase in the average amount of U. S. government-sponsored agency, municipal security investments and fed funds sold to $318.7 million for the nine months ended September 30, 2011.

Interest Expense

Interest expense for the nine months ended September 30, 2011 decreased $0.6 million or 15.0%, compared to the same period in 2010.  Interest expense for the nine months ended September 30,  2010 was reduced by $1.4 million of deposit premium amortization due to the purchase accounting related to the Acquisition. The deposit premium was fully amortized in the fourth quarter of 2010 and therefore had no impact on interest expense during the first nine months of 2011.  Excluding the premium amortization, interest expense would have decreased by $2.0 million due to declining interest rates, which was partially offset by core deposit growth.   The average yield on interest bearing liabilities decreased 36 basis points to 0.57% during the first nine months of 2011 compared to 0.93% in the same period of 2010.  Including the $1.4 million of premium amortization during the first nine months of 2010, the average yield on interest-bearing liabilities decreased 13 basis points to 0.57% during the first nine months of 2011 from 0.70% in the same period of 2010.  The decrease in average yields was partially offset by an increase in average interest-bearing liabilities of $31.5 million to $833.6 million for the first nine months of 2011 from $802.1 million for the first nine months of 2010, primarily to due an increase in core deposits.

Net Interest Margin

The tax-equivalent net interest margin for the nine months ended September 30, 2011 was 4.63% compared to 5.83% for the nine months ended September 30, 2010.  Excluding the purchase accounting related to the Acquisition the tax-equivalent net interest margin for the nine months ended September 30, 2011 would have been 4.16% compared to 4.61% for the nine months ended September 30, 2010.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollars in Thousands)

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$726,984	$35,073	6.43%	$777,643	$43,751	7.50%
Taxable investment securities	248,956	3,268	1.75%	153,148	3,094	2.69%
Non-taxable investment
securities(2)	46,267	1,564	4.51%	45,599	1,739	5.08%
Federal funds sold	23,460	21	0.12%	38,614	46	0.16%
Total Interest Earning Assets	$1,045,667	$39,926	5.09%	$1,015,004	$48,630	6.39%
Noninterest earning assets:
Other assets	66,427			71,070

TOTAL ASSETS	$1,112,094			$1,086,074

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Transaction accounts	$257,970	$387	0.20%	$253,267	$675	0.36%
Money market	195,794	776	0.53%	148,425	993	0.89%
Savings deposits	179,346	289	0.21%	163,372	391	0.32%
Other time deposits	196,958	2.130	1.44%	235,395	2,166	1.23%
Short-term borrowings	3,558	12	0.45%	1,640	1	0.08%
Total interest-bearing liabilities	833,626	3,594	0.57%	802,099	4,226	0.70%
Noninterest bearing liabilities:
Demand deposits	157,024			152,354
Other	4,895			9,523
Stockholders’ equity	116,549			122,098
Total liabilities and stockholders’ equity	$1,112,094			$1,086,074
Net interest earnings and interest rate spread(3)		$36,332	4.52%		$44,404	5.69%
Net interest margin(4)			4.63%			5.83%

(1)	The average loan balances and rates include non-accrual loans.

(2)	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(3)
Interest rate spread represents the difference between the average yield earned on average interest-earning assets for the period and the average rate of interest accrued on average interest-bearing liabiities for the period and is represented on a tax-equivalent basis.

(4)	Net interest margin represents net interest income for a period divided by average interest-earning assets for the period and is represented on a tax-equivalent basis.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the nine months ended
	September 30, 2011 and 2010
	Increase (Decrease) Due to
Interest earned on:	Volume	Rate (1)	Net
Loans	$(2,850)	$(5,828)	$(8,678)
Taxable investment securities	1,936	(1,762)	174
Nontaxable investment securities	25	(200)	(175)
Federal funds sold	(18)	(7)	(25)
Total interest-earning assets	$(907)	$(7,797)	$(8,704)

Interest paid on:
Transaction accounts	$13	$(301)	$(288)
Money market	317	(534)	(217)
Savings	38	(140)	(102)
Other time	(354)	318	(36)
Short-term borrowings	2	9	11
Total interest-bearing liabilities	$16	$(648)	$(632)

Decrease in net interest income			$(8,072)

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a PLL of $5.4 million during the nine months ended September 30, 2011 compared to $4.1 million during the same period in 2010.  The increase in the PLL during the period was primarily due to an increase in charge-offs, partially offset by recoveries during the period.

Noninterest Income

Noninterest income for the nine months ended September 30, 2011 decreased $0.8 million, or 6.9%, compared to the same period in 2010.  The decrease was due to a decrease in other income of $0.7 million and a decrease in service charges on deposits of $0.2 million which was partially offset by an increase of $0.1 million in non-accretable discount recorded to income as part of the purchase accounting related to the Acquisition.  The decrease in other income was primarily due to losses, including expenses, on the sale of OREO properties. The increase in non-accretable discount recorded as income is related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were repaid, restructured or charged off during the quarter.  The non-accretable discount recorded to income represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly, as it is dependent on the difference between expected future cash flows received and the Acquisition accounting fair value discounts applied to the loans specifically impaired.

Noninterest Expense

Noninterest expense decreased $0.9 million, or 2.8%, during the nine months ended September 30, 2011 compared to the same period in 2010.  Normal increases in salary and benefits, occupancy costs and computer services was offset by decreased regulatory agency assessments of $1.0 million and Acquisition expenses of $0.4 million incurred during the first nine months of 2010.  The core deposit intangible amortization expense decreased by $0.1 million to $0.3 million for the first nine month of 2011 compared with the same period in 2010 and is recognized as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next seven years.

Income Taxes

Income tax expense for the first nine months of 2011 was $3.6 million compared to $7.5 million for the first nine months of 2010.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 32.9% for the first nine months of 2011 compared to 37.4% during the same period in 2010.  The decrease in the effective tax rate was due to both a true-up of taxes from prior years, as well as a decrease in pre-tax income, which increases the effect of permanent non-taxable items on the effective tax rate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The 2010 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2011 the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

31.1	Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Frederick R. Klug, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Frederick R. Klug, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**XBRL Instance

101.SCH	**XBRL Taxonomy Extension Schema

101.CAL	**XBRL Taxonomy Extension Calculation

101.DEF	**XBRL Taxonomy Extension Definition

101.LAB	**XBRL Taxonomy Extension Labels

101.PRE	**XBRL Taxonomy Extension Presentation

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

TRI CITY BANKSHARES CORPORATION

DATE: November 9, 2011	/s/ Ronald K. Puetz
Ronald K. Puetz
President, Chief Executive Officer
(Principal Executive Officer)

DATE: November 9, 2011	/s/ Frederick R. Klug
Frederick R. Klug
Senior Vice President
(Chief Financial Officer)

Tri City Bankshares Corporation
Index of Exhibits
Exhibit No.

31.1	Certification of Ronald K. Puetz, Chief Executive Officer, under Rule 13a 14(a)/15d-14(a)

31.2	Certification of Frederick R. Klug, Chief Financial Officer, under Rule 13a 14(a)/15d-14(a)

32.1	Certification of Ronald K. Puetz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Frederick R. Klug, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**XBRL Instance

101.SCH	**XBRL Taxonomy Extension Schema

101.CAL	**XBRL Taxonomy Extension Calculation

101.DEF	**XBRL Taxonomy Extension Definition

101.LAB	**XBRL Taxonomy Extension Labels

101.PRE	**XBRL Taxonomy Extension Presentation

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.