Form 10-K
period 2011-12-31
TRI CITY BANKSHARES CORP
filed 2012-03-16
CIK 313337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  [   ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __ Accelerated filer __ Non-accelerated filer [do not check if smaller reporting company] __

Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]  No  [ X ]

The aggregate market value of the shares held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011 was approximately $56,589,884.  As of March 18, 2012, 8,904,915 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated in

Annual report to shareholders for fiscal year ended December 31, 2011	Parts II and IV
Proxy statement for annual meeting of shareholders to be held on June 13, 2012	Part III

 Form 10-K Table of Contents

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	20
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13	Certain Relationships and Related Transactions, and Director Independence	20
Item 14	Principal Accountant Fees and Services	20

PART IV

Item 15	Exhibits and Financial Statement Schedules	21
	Signatures	25

PART I

Item 1.	BUSINESS

THE REGISTRANT

Tri City Bankshares Corporation (the “Registrant”), a Wisconsin corporation, was organized in 1970 for the purpose of acquiring the outstanding shares of Tri City National Bank (the “Bank”).  The Bank is a wholly owned subsidiary of the Registrant.

At December 31, 2011, the Registrant had total assets of $1.2 billion and total stockholders’ equity of $122.0 million.

THE BANK

The Bank was organized as a Wisconsin state-chartered bank in 1963 and converted to a national bank charter in 1969. The Bank is supervised by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank conducts business out of its main office located at 6400 South 27th Street, Oak Creek, Wisconsin.  The Bank maintains 43 additional offices throughout Southeastern Wisconsin.  Services are provided in person at the Bank’s offices and electronically using the Bank’s internet banking services.

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

THE ACQUISITION

Effective October 23, 2009 (the “Acquisition Date”), the Bank acquired substantially all of the assets and assumed substantially all of the liabilities, including the insured and uninsured deposits, of Bank of Elmwood (the “Acquired Bank”), a Wisconsin state-chartered bank headquartered in Racine, Wisconsin, from the FDIC as receiver for the Acquired Bank (the “Acquisition”).

LENDING ACTIVITIES

The Bank offers a range of lending services including secured and unsecured consumer, commercial, installment, real estate and mortgage loans to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area.  The Bank’s total loans as of December 31, 2011 were $707.8 million, or approximately 58.2% of total assets.  Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, the cost and availability of funds and government policy.

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

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various personal, household or family purposes, payable on an installment basis.  The loans are generally for terms of five years or less and are collateralized by liens on various personal assets of the borrower.  For additional information regarding the Bank’s loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans” and Note 6 of Notes to Consolidated Financial Statements, both of which are contained in the Registrant’s 2011 Annual Report to Shareholders (“2011 Shareholder Report”), which discussion is incorporated herein by reference.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities.  The majority of the Bank’s deposits are generated from the Bank’s market area.  Generally, the Bank attempts to maintain the rates paid on deposits at a competitive level in its market area.  The Bank considers the majority of its regular savings, investor checking, demand, NOW and money market deposit accounts (which comprised 83.2% of the Bank’s total deposits at December 31, 2011) to be core deposits.  Approximately 16.8% of the Bank’s deposits at December 31, 2011 were certificates of deposit (“CDs”).  CDs of $100,000 and over made up approximately 40.3% of the Bank’s total CDs at December 31, 2011.    For additional information regarding the Bank’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits” and Note 14 of Notes to Consolidated Financial Statements, both of which are contained in the 2011 Shareholder Report, which discussion is incorporated herein by reference.

INVESTMENTS

The Bank invests a portion of its assets in obligations of U.S. government-sponsored entities, (the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank), state, county and municipal obligations and federal funds (“Fed Funds”) sold.  While the Federal Home Loan Bank is a U.S. government-sponsored entity, the Bank’s investments in Federal Home Loan Bank securities are not guaranteed by the U.S. Government.  The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  For additional information regarding the Bank’s investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Security Portfolio” and Note 5 of Notes to Consolidated Financial Statements, both of which are contained in the 2011 Shareholder Report to Shareholders (“2011 Shareholder Report”), which discussion is incorporated herein by reference.

SUPERVISION AND REGULATION

The Registrant and the Bank are subject to extensive supervision and regulation by federal and state agencies.  The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on the Registrant’s business.  This discussion is qualified in its entirety by reference to such regulations and statutes.

Bank Holding Company

The Registrant is a legal entity separate and distinct from its subsidiaries and affiliated companies.  As a registered bank holding company, the Registrant is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation  The Registrant is further subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Federal Reserve Board has extensive enforcement authority over bank holding companies.  In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.  The Registrant is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.  Under Federal Reserve Board policy and regulations and the Dodd-Frank Act, a bank holding company must serve as a source of strength for its subsidiary banks.  The Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Subsidiary Bank

The Bank is subject to regulation and examination primarily by the OCC and secondarily by the FDIC.  The regulatory structure includes:

·	Real estate lending standards, which provide guidelines concerning loan-to-value ratios for various types of real estate loans;
·	Risk-based capital rules, including accounting for interest rate risk, concentration of credit risk and the risks posed by non-traditional activities;
·	Rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks;
·	Rules restricting types and amounts of equity investments; and
·	Rules addressing various safety and soundness issues, including operational and managerial standards for asset quality, earnings and compensation standards.

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

Other Regulatory Agencies

Securities and Exchange Commission (“SEC”).  The Registrant is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities.  The Registrant is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.

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

The FDIC uses a risk-based assessment system that imposes insurance premiums on a four-tier risk matrix based upon a bank’s capital level and supervisory, or CAMELS, rating.  Under the rules in effect through March 31, 2011, these rates were applied to the institution’s deposits.  Well capitalized institutions that are financially sound with no more than a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risk to the DIF.  A range of initial base assessment rates applies to each Risk Category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments ranged from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution an, except for an institution in Risk Category I, adjusted upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  The FDIC may increase or decrease its rates by 2 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to funds interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” as described below) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years starting December 31, 2010.  This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance.  Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

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

·
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

·
Federal Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until January 1, 2013. The Dodd-Frank Act also changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF.

·
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

·
Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposit accounts effective July 21, 2011, thereby permitting depository institutions to pay interest on business checking and other accounts.

·	Branching. Allows de novo interstate branching by banks.

·
Source of Strength.  Requires all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

·
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

The Registrant expects that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Registrant’s business activities, require changes to certain of its business practices, impose upon it more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect its business. These changes may also require the Registrant to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

In 1999, Congress enacted the GLB Act.  Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.  The GLB Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.  Under the GLB Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Registrant has chosen not to become certified as a financial holding company at this time.  The Registrant may reconsider this determination in the future.

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

The Federal Reserve Board’s risk-based capital guidelines establish a two-tier capital framework.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying perpetual preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  From time to time, the regulatory agencies may require the Registrant and the Bank to maintain capital above these minimum levels should certain conditions exist, such as deterioration of their financial condition or growth in assets, either actual or expected.  Both the Registrant and the Bank were “well capitalized” under applicable regulatory guidelines as of both December 31, 2011 and 2010.

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the United States banking regulators, which are often referred to as the “Collins Amendment.”  These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital.  The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations.  The banking regulators must also seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.  The Dodd-Frank Act required these new capital regulations to be adopted by the Federal Reserve Board in final form by January 10, 2012.  To date, however, no proposed regulations have been issued.

In December 2010 and January 2011, the Basel Committee on Banking Supervisions (“Basel Committee”) published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

·	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
·	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
·	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
·	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
·	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
·	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
·	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
·
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.  The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

For additional information regarding the Bank’s capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” and Note 21 of Notes to Consolidated Financial Statements, both of which are contained in the Registrant’s 2011 Annual Report to Shareholders (“2011 Shareholder Report”), which discussion is incorporated by reference in Item 8 below.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to do so by, among other things, providing credit to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and assigned ratings.  As of December 31, 2011, the most recent performance evaluation by the OCC (conducted in September 2011) resulted in an overall rating of “satisfactory” for the Bank.

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

Other Future Legislation and Changes in Regulations.

From time to time, various other legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institutions regulatory system.  Such legislation could change banking statutes and the operating environment of the Registrant in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions.  The Registrant cannot predict whether any such legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Registrant.  A change in statutes, regulations or regulatory policies applicable to the Registrant or any of its subsidiaries could have a material effect on the business of the Registrant.

COMPETITION

The banking industry is highly competitive.  The Bank competes for loans, deposits and other financial services in Southeastern Wisconsin.  In addition to local, regional and national banking competition in the markets it serves, the Bank competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial services companies, including certain governmental organizations that may offer subsidized financing at lower rates than those offered by the Bank.

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

EMPLOYEES

As of December 31, 2011, the Registrant employed 392 full-time employees and 123 part-time employees.  The employees are not represented by a collective bargaining unit.  The Registrant considers relations with employees to be good.

AVAILABLE INFORMATION

The Registrant maintains a website at www.tcnb.com.  The Registrant  makes  available  through its  website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to the reports (“SEC Reports”), as soon as reasonably practicable after the Registrant electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”).  Materials filed by the Registrant with the SEC, can be read and copied at the SEC public reference room located at 100 F Street, N.E. Washington, D.C. 20549.  Please call the SEC at 800-SEC-0330 for further information on the public reference rooms.  The Registrant’s SEC filings will also be available to the public on the SEC’s website at http:/www.sec.gov.  The Registrant’s SEC reports can also be accessed through the “About TCNB” link of its website.  The Registrant’s web address is included as an inactive textual reference only and the information thereon shall not be deemed to be incorporated by reference in this Report.  Any reference to an SEC report available on the Registrant’s website is qualified with reference to any later-dated SEC report, regardless of whether such later-dated SEC report is immediately available on the Registrant’s website.

Item 1A.	RISK FACTORS

Cautionary Statements Relating To Forward-Looking Information And Risk Factors.

This 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) and the documents and materials incorporated herein, as well as other SEC reports filed by the Registrant, contain forward-looking statements, and the Registrant and its representatives may, from time to time, make written or verbal forward-looking statements. Forward-looking statements relate to developments, results, conditions or other events the Registrant expects or anticipates will occur in the future. The Registrant intends words such as "believes," "anticipates," "plans," "expects" and similar expressions to identify forward-looking statements. Without limiting the foregoing, those statements may relate to future economic or interest rate conditions, loan losses and allowances, loan and deposit growth, new branches and the competitive environment. Forward-looking statements are based on management's then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the following important risk factors that could cause actual results to differ materially from those predicted by the forward-looking statements.

An investment in the Registrant's common stock carries certain risks. Investors should carefully consider the risks described below and other risks, which may be disclosed from time to time in the Registrant's SEC reports, before investing in the Registrant's securities.

RISKS RELATED TO THE REGISTRANT’S AND THE BANK’S BUSINESS

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

The economic downturn has also resulted in the failure of a number of prominent financial institutions, resulting in further losses as a consequence of defaults on securities issued by them and defaults under contracts with such entities as counterparties.  In addition, declining asset values, defaults on mortgages and consumer loans, the lack of market and investor confidence and other factors have all combined to cause rating agencies to lower credit ratings and to otherwise increase the cost and decrease the availability of liquidity.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining collateral values.  Although the U.S. government, the Federal Reserve Board and other regulators took numerous steps in 2008 and 2009 to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations, asset values have continued to decline and access to liquidity continues to be very limited.

The Registrant and the Bank are subject to credit risks associated with the Bank’s lending activities.

There are inherent risks associated with the Bank’s lending activities.  These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where it operates, as well as those across the United States and abroad.  Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.  The Bank is also subject to various laws and regulations that affect the Bank’s lending activities.  Failure to comply with applicable laws and regulations could subject the Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against it.

The Bank seeks to mitigate the risks in its loan portfolio by adhering to specific underwriting practices.  Although it believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these loans may exceed the amounts the Bank sets aside as reserves in the allowance for loan losses.  Due to recent economic conditions affecting the real estate market, many lending institutions, including the Bank, have experienced in recent years declines in the performance of their loans, including construction, land development loans and land loans and loans have declined and may continue to decline.  Further negative developments in the financial industry and credit markets may continue to adversely impact the Registrant’s and the Bank’s financial condition and results of operations.

Fluctuating interest rates impact the Bank’s results of operations and equity.

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates and the policies of regulatory authorities, including the monetary and fiscal policies of the Federal Reserve Board.  Changes in the economic environment may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  While the Bank has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk.  The Bank is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, a rise in unemployment, tightening money supply, and domestic and international disorder and instability in domestic and foreign financial markets.

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

To manage vulnerability to interest rate changes, the Bank’s management monitors the Bank’s interest rate risks.  The Bank’s officers have established investment policies and procedures, which ultimately are reported to the Board of Directors.  Management and the Board of Directors generally meet quarterly and review the Bank’s interest rate risk position, loan and securities repricing, current interest rates and programs for raising deposit-based maturity gaps, including retail and non-brokered deposits, and loan origination pipeline.  The Bank’s assets and liabilities maturing and repricing within one year generally result in a positive one-year gap, which occurs when the level of assets estimated to mature and reprice within one year is greater than the level of liabilities estimated to mature and reprice within that same time frame.  If interest rates were to decline significantly, and for a prolonged period, the Bank’s operating results could be adversely affected.  Gap analysis attempts to estimate the Bank’s earnings sensitivity based on many assumptions, including, but not limited to, the impact of contractual repricing and maturity characteristics for rate-sensitive assets and liabilities.

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

The Registrant, primarily through the Bank, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the Registrant’s stockholders.  These regulations affect the Registrant’s lending practices, capital structure, investment practice, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector.  Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Registrant in substantial and unpredictable ways.  Such changes could subject the Registrant to additional costs, limit the types of financial services and products the Registrant may offer and/or increase the ability of onon-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Registrant’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” included in Item 1. Business, which is located elsewhere in this 2011 Form 10-K.

If the Bank has significant loan losses, it would need to further increase its allowance for loan losses and its earnings would decrease.

The Bank maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Registrant to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Registrant’s control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review the Registrant’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  Furthermore, if charge-offs in future periods exceed the allowance for loan losses, the Registrant will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Registrant’s financial condition and results of operations.

The Bank may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  The Bank routinely executes transactions with counterparties in the financial services industry.  The primary relationship the Bank maintains are with several correspondent banks which include trading, clearing and federal funds lines of credit.

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

The recent repeal of federal prohibitions on the payment of interest on demand deposits could increase the Registrant’s interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011.  As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers.  The Registrant does not yet know what interest rates other institutions may offer as market interest rates begin to increase.  The Registrant’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on its business, financial condition and results of operations.

Uncertainty in the financial markets could result in lower fair values for investment securities held by the Registrant and the Bank.

The upheaval in the financial markets over the past four years has adversely impacted all classes of securities and has resulted in volatility in the fair values of the Bank’s investment securities.  Issues with credit quality of the securities could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on the Registrant’s and the Bank’s financial condition and results of operations.

The Registrant may not be able to effectively implement new technology, which could put it at a competitive disadvantage and negatively impact its results.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  The Registrant’s future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations.  A number of the Registrant’s competitors may have substantially greater resources to invest in technological improvements.  There can be no assurance that the Registrant will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

The Registrant’s information systems may experience an interruption or breach in security.

The Registrant relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Registrant’s customer relationship management, general ledger, deposit, loan and other systems.  While the Registrant has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of the Registrant’s information systems could damage the Registrant’s reputation, result in a loss of customer business, subject the Registrant to additional regulatory scrutiny, or expose the Registrant to civil litigation and possible financial liability, any of which could have a material adverse effect on the Registrant’s financial condition and results of operations.

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

The fair value estimates for loans acquired in the Acquisition were based on an expected cash flow methodology that considered factors including the type of loan, related collateral, classification status, fixed or variable interest rate, term of loan, whether the loan was amortizing, local market economic conditions and underwriting risk and methodology employed by the Acquired Bank.  In calculating expected cash flows, Bank management made additional assumptions regarding prepayments, the timing of defaults and the loss severity of defaults.  The loan valuations reflect the fact the Acquisition was completed as a whole bank purchase without any loss sharing provision on post acquisition loan losses between the Bank and the FDIC, such that the Bank bears all risk of future loan losses.  The Bank could realize significant future losses if it receives less future cash flows on the acquired loans than were estimated.

RISKS ASSOCIATED WITH THE REGISTRANT’S COMMON STOCK

Shareholders may not be able to liquidate their holdings of Registrant’s common stock when desired.

The trading market for Registrant’s stock is limited and sporadic.  Although the stock is quoted on the over-the-counter bulletin board, shareholders may nevertheless be unable to liquidate their stock quickly or on favorable terms should they desire to do so.

An investment in the Registrant’s common stock is not an insured deposit.

The Registrant’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in the Registrant’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this 2011 Form 10-K and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire the Registrant’s common stock, you could lose some or all of your investment.

Certain banking laws have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Registrant, even if doing so would be perceived to be beneficial to the Registrant’s shareholders.  These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Registrant’s common stock.

Concentrated ownership of the Registrant’s common stock may have an adverse effect on the share price of the common stock and also can influence shareholder decisions.

As of February 29, 2012, executive officers, directors and shareholders of more than 5% of the Registrant’s common stock beneficially owned or controlled approximately ___% of its common stock.  Investors who purchase the Registrant’s common stock may be subject to certain risks due to the concentrated ownership of the common stock.  Such a concentration of ownership may have an adverse effect on the market price of the Registrant’s voting common stock.  In addition, as a result of their ownership, executive officers, directors and shareholders of more than 5% of the Registrant’s common stock may have the ability to influence the outcome of any matter submitted to the Registrant’s shareholders for approval, including the election of directors.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Tri City National Bank has forty-four locations in Southeastern Wisconsin, including four in Oak Creek, nine in Milwaukee, four in Brookfield, one in Menomonee Falls, two in Brown Deer, one in Franklin, one in Greenfield, four in West Allis, one in West Milwaukee, two in Hales Corners, two in Wauwatosa, one in Cedarburg, one in Grafton, one in Sturtevant, two in South Milwaukee, one in St. Francis, five in Racine, one in Kenosha and one in Waukesha. The Bank owns sixteen of its locations and leases twenty-eight locations; the leased locations include twenty-three full service banks located in grocery stores.

Registrant believes that its bank locations are in buildings that are attractive, efficient and adequate for their operations, with sufficient space for parking and drive-up facilities.

Item 3.	LEGAL PROCEEDINGS

The Registrant is not party to any material legal proceedings other than routine litigation arising in the ordinary course of conducting the Registrant’s and the Bank’s business.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR AND DIVIDENDS ON COMMON STOCK

Information pertaining to the market price of and dividends on the Registrant’s common equity and related stockholder matters specified in Item 201 of Regulation S-K and required under Item 5(a) of Form 10-K is incorporated herein by reference to the 2011 Shareholder Report under the caption “Market for Corporation’s Common Stock and Related Stockholder Matters” (Page 30).

RECENT SALES OF UNREGISTERED SECURITIES

The Registrant did not sell any shares of its common stock during the last three years that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant did not repurchase any shares of its common stock during the fourth quarter of 2011.

Item 6.	SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to the 2011 Shareholder Report under the caption "Selected Financial Data" (Page 30).

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 is incorporated herein by reference to the 2011 Shareholder Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Pages 4 to 31).

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

The following statistical information relating to the Registrant and its subsidiaries on a consolidated basis, as required by Guide 3 of the Securities Act Industry Guides, is set forth in the Management’s Discussion and Analysis of Financial Position and Results of Operations (“MD&A”) section of the 2011 Shareholder Report:

(1)	Average Balances and Interest Rates for each of the last three fiscal years;

(2)	Interest Income and Expense Volume and Rate Change for each of the last two years;

(3)	Investment Securities Portfolio Maturity Distribution at December 31, 2011;

(4)	Investment Securities Portfolio for each of the last three years;

(5)	Loan Portfolio Composition for each of the last five years;

(6)	Summary of Loan Loss Experience for each of the last five years; and

(7)	Average Daily Balance of Deposits and Average Rate Paid on Deposits for each of the last three years.

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

	(Dollars in Thousands)
	December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans	$20,055	$23,182	$5,937	$2,930	$2,024
Loans past due 90 days or more	2,350	1,433	9,391	5,684	3,703
Total nonperforming loans(1)	$22,405	$24,615	$15,328	$8,614	$5,727

Ratio of nonaccrual loans to total loans	2.83%	3.10%	0.75%	0.49%	0.35%
Ratio of nonperforming loans to total loans	3.17%	3.30%	1.95%	1.44%	0.98%

(1)Amounts in 2010 and 2011 exclude purchased credit-impaired loans.  Purchased credit-impaired loans had evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date included estimates of credit losses.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Management may continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

There were 114 loans at December 31, 2011 classified as troubled debt restructuring whose terms had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  There were 65 loans classified as troubled debt restructuring at December 31, 2010 and three loans classified as troubled debt restructuring at December 31, 2009.

RETURN ON EQUITY AND ASSETS AND SELECTED CAPITAL RATIOS

The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

	Year Ended December 31,
	2011	2010	2009
Percentage of net income to:
Average stockholders’ equity	8.10%	11.69%	20.16%
Average total assets	0.85%	1.32%	2.67%

Percentage of dividends declared per
common share to net income per
common share	19.65%	149.07%	43.56%

Percentage of average stockholders’
equity to daily average total assets	10.50%	11.26%	13.24%

SHORT-TERM BORROWINGS
(Dollars in Thousands)

Information relating to short-term borrowings follows:

	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
Balance at December 31:
2011	$-	$-
2010	-	4,816
2009	-	1,812

Weighted average interest rate at year end:
2011	0.05%	0.00%
2010	0.00%	0.00%
2009	0.00%	0.07%

Maximum amount outstanding at any month’s end:
2011	$17,317	$2,840
2010	-	4,816
2009	33,384	1,622

Average amount outstanding during the year:
2011	$1,632	$1,395
2010	235	1,340
2009	4,708	934

Average interest rate during the year:
2011	0.16%	0.00%
2010	0.35%	0.00%
2009	0.61%	0.00%

Fed Funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date.  Other short-term borrowings generally mature within 90 days.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference to the 2011 Shareholder Report under the caption “Quantitative and Qualitative Disclosures About Market Risk” (Pages 24  to 27).

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to the 2011 Shareholder Report under the caption “Consolidated Financial Statements and Supplementary Data” (Pages 32 to 61).

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

The Registrant’s management, with the participation of its CEO and the CFO, conducted an evaluation of the effectiveness of the Registrant’s internal controls over financial reporting as of December 31, 2011 based on the framework and criteria established in Internal Controls – Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission.
This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that the Registrant’s internal control over financial reporting is effective as of December 31, 2011.

This annual report on Form 10-K does not include an attestation of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report on Form 10-K.

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

The information required by Item 10 is incorporated herein by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders on June 13, 2012 (“The 2011 Proxy Statement”) under the captions entitled "Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance”.

The Registrant has a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  Copies of the Registrant’s Code of Ethics are available upon request, free of charge, by contacting the Registrant at 6400 South 27th Street, Oak Creek, Wisconsin, 53154.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the 2012 Proxy Statement under the caption entitled “Executive Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the 2012 Proxy Statement under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the 2012 Proxy Statement under the caption entitled “Loans and Other Transactions with Management”.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the 2012 Proxy Statement under the caption entitled “Principal Accountant Fees and Services”.

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
Annual Report to Stockholders for the year ended December 31, 2011

With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, and 8 of this Form 10-K, the 2011 Annual Report to Stockholders is not deemed filed as part of this report

Exhibit 21 -	Subsidiaries of Registrant

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS**	XBRL Instance

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation

*	A Management contract or compensation plan or arrangement

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)	Exhibits See Item 15(a)(3)

(C)	Financial Statement Schedules The response to this portion of Item 15 is submitted as a separate section of this report.

PART IV

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1), (2) and (b)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULES

CERTAIN EXHIBITS

Year Ended December 31, 2011

TRI CITY BANKSHARES CORPORATION

OAK CREEK, WISCONSIN

FORM 10-K-ITEM 15(a)(1) and (2)

TRI CITY BANKSHARES CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent registered public accounting firm of Tri City Bankshares Corporation, included in the annual report of the Registrant to its stockholders for the year ended December 31, 2011, are incorporated by reference in Item 8:

Consolidated Balance Sheets-December 31, 2011 and 2010

Consolidated Statements of Income-Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders' Equity-Years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows-Years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements-Years ended December 31, 2011, 2010 and 2009.

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
Date: 3/16/2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ronald K. Puetz Ronald K. Puetz	President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	03/16/2012

/s/ Scott A. Wilson Scott A. Wilson	Executive Vice President, Treasurer and Director	03/16/2012

/s/ Robert W. Orth Robert W. Orth	Executive Vice President and Director	03/16/2012

/s/ Scott D. Gerardin Scott D. Gerardin	Senior Vice President, General Counsel and Director	03/16/2012

/s/ Frederick R. Klug Frederick R. Klug	Senior Vice President and Chief Financial Officer	03/16/2012

/s/ Frank J. Bauer Frank J. Bauer	Director	03/16/2012

/s/ William N. Beres William N. Beres	Director	03/16/2012

/s/ Sanford Fedderly Sanford Fedderly	Director	03/16/2012

/s/ William Gravitter William Gravitter	Director	03/16/2012

/s/ Brian T. McGarry Brian T. McGarry	Director	03/16/2012

/s/ Agatha T. Ulrich Agatha T. Ulrich	Director	03/16/2012

/s/ David A. Ulrich, Jr. David A. Ulrich, Jr.	Director	03/16/2012

/s/ William J. Werry William J. Werry	Director	03/16/2012

TRI CITY BANKSHARES CORPORATION

Dear Shareholders,

In February 2012, the Board of Directors was saddened by the loss of a long-time friend and member of the Board, Mr. Christ Krantz.  Mr. Krantz served as a director since 1974 providing insight, knowledge and common sense acquired from running his own businesses in the Milwaukee area.  A member of the audit and loan committees, his valuable contributions will be missed.

After two consecutive years in which the Corporation posted earnings which led banking companies of all sizes in the State of Wisconsin, I am pleased to report that Tri City Bankshares Corporation ended 2011 with continued strong net income of $9.5 million.  The 2011 performance can and should be positively viewed in two ways.

First, examining those record years you will recall shareholders were pleased with the $12.9 million after-tax “bargain purchase gain” generated from the FDIC-assisted acquisition in 2009.   Similarly, after-tax purchase accounting adjustments from the acquisition were $3.4 million greater in 2010 than 2011.   The basis of our expectation for enhanced future earnings has always been improved core income from the larger $1.2 billion asset base the Corporation now enjoys.

Second, despite the largest ($5.4 million after-tax) expense ever taken by the Corporation as a provision for loan losses, 2011 income exceeded earnings posted by the Corporation for all years prior to the Acquisition except 2007 and 2008, two years in which loan loss expense was $0.3 million and $0.7 million after-tax respectively.  Our franchise has performed well and profited from the events of the last few years and it is poised to profit in the future.

That said, there are always challenges to be overcome.  After the second full year of converting Acquired loans into the Bank’s portfolio or eliminating them, there remains $101 million of such loans yet to be resolved.  Originally estimated to be a three year project, this effort is likely to carry into 2013.

And certainly, not the least of challenges facing the Corporation is the economy.  The Wisconsin Bankers Association recently stated “. . . while it would be nice to predict a strong U.S. and global economic recovery, a strong outlook for banking is necessarily tempered by relentless regulatory burdens, national and international dynamics and latent consumer confidence. . . expect to see slow positive improvement in the banking industry in 2012.”

We agree with that assessment and feel confident that your Corporation is prepared to take advantage of every opportunity in its market.  Quality loan growth will remain our primary objective.  The Board of Directors, management and every employee is prepared to hasten the projected “slow positive improvement” to enhance your shareholder value.

Very truly yours,

Tri City Bankshares Corporation

Ronald K. Puetz

Chairman of the Board
Chief Executive Officer

Directors and Officers of the Corporation

Directors

Frank J. Bauer	President of Frank Bauer Construction Company, Inc.

William N. Beres
Vice President of Structured Finance for the Global Energy Solutions division of Johnson Controls, Inc. since March 2010.  Independent business and financial consultant from January 2009 through March 2010.  Former Chief Financial Officer of Wisvest LLC and Vice President of Minergy LLC, both wholly owned subsidiaries of Wisconsin Energy Corporation, from January 1999 through December 2008

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

The following discussion provides management’s analysis of the audited consolidated financial statements of Tri City Bankshares Corporation (the “Corporation”) and should be read in conjunction with those financial statements. This discussion focuses on significant factors that affected the Corporation’s financial performance in 2011 with comparisons to 2010 and to 2009 where applicable.  For all periods presented, the operations of Tri City National Bank (the “Bank”) contributed substantially all of the Corporation’s revenue and expense for the year.  Included in the operations of the Bank are the activities of its wholly-owned subsidiaries, Tri City Capital Corporation, Inc. and Title Service of Southeast Wisconsin, Inc.

Overview

On October 23, 2009 the Bank was the successful bidder for the Bank of Elmwood (“Acquired Bank”) through an FDIC-assisted purchase (the “Acquisition”).  The Acquisition was the result of a competitive bidding process facilitated by the FDIC.   The Bank bid negative $110.9 million and the FDIC estimated the net cost of the transaction to be $101.1 million, deemed to be the “least costly” resolution for the FDIC.  Earnings performance at the Bank as a result of the Acquisition has been positively impacted.  In 2009, the Bank posted record earnings of $22.1 million which included a $12.9 million after-tax “bargain purchase gain” on the FDIC transaction.  In 2010, earnings of $14.3 million were buoyed by the first full year of enhanced core income of the larger $1.1 billion asset base and purchase accounting income of $7.2 million after-tax.

The Corporation posted after-tax earnings of $9.5 million in 2011, a decrease of $4.8 million or 33.5% compared to earnings of $14.3 million in 2010.  Operating earnings in 2011 were negatively affected by a decline in net interest income, a higher provision for loan losses and a decrease in non-interest income which were partially offset by a decline in non-interest expenses.  Total assets increased $73.5 million to $1.2 billion at December 31, 2011.  In addition, total loans decreased $39.0 million during 2011, while deposits increased by $52.0 million during the same period.  Thus, the Corporation has a very strong balance sheet and liquidity position moving into 2012

Forward-Looking Statements

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

Forward-looking statements are subject to significant risks and uncertainties. The Corporation’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to the factors set forth in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

All forward-looking statements contained in this report or that may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

Critical Accounting Policies

Consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect general practices in the banking industry.  Application of these principles requires management to make estimates or judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates are based on information available to management as of the date of the consolidated financial statements.  Accordingly, as this information changes, future financial statements could reflect different estimates or judgments.  Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.  The most significant accounting policies followed are presented in Note 1 of the Notes to Consolidated Financial Statements and in Item 8 Financial Statements and Supplementary Data, herein.  These policies, along with the disclosures presented in the other financial statement notes and other information presented herein, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how these values are determined.  Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements.  Management currently views the following items to be critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. Management maintains allowances for loan losses at levels that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The adequacy of the allowances is determined based on periodic evaluations of the loan portfolios and other relevant factors. The allowance is comprised of both a specific component and a general component. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors. Management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate on a quarterly basis.

In determining the general allowance management has segregated the loan portfolio by purpose. For each class of loan, we compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in net charge-off ratios. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience.  Management adjusts the historical loss factors for the impact of the following qualitative factors: asset quality, changes in volume and terms, policy changes, ability of management, economic trends, industry conditions, changes in credit concentrations and competitive/legal factors.  In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. Management separately evaluates both the Bank’s historical portfolio as well as Acquired loans that have renewed and are eligible to be considered as part of the general allowance.  Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to a factor we believe is appropriate for the probable and inherent risk of loss in its portfolio.

Specific allowances are determined as a result of our impairment process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral method or the present value of cash flows method. If the present value of expected cash flows or the fair value of collateral exceeds the Bank’s carrying value of the loan no loss is anticipated and no specific reserve is established. However, if the Bank’s carrying value of the loan is greater than the present value of expected cash flows or fair value of collateral a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general reserve.

The allowance for loan losses is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The adequacy of the allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses reflects management's best estimate of the probable and inherent losses on loans and is based on a risk model developed and implemented by management and approved by the Bank's Board of Directors.

In addition, various regulatory agencies periodically review the allowance for loan losses.  These agencies may suggest additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.

Loans Acquired Through Purchase

Loans acquired through the completion of a purchase, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Bank will be unable to collect all contractually- required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually at the date of acquisition to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Contractually-required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment, a loss accrual or a valuation allowance.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from non-accretable discount to accretable discount with a positive impact on interest income. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as provision for loan losses. If the Bank does not have the information necessary to reasonably estimate expected cash flows, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

Other Real Estate Owned

Other real estate owned (“OREO”) comprises real estate acquired in partial or full satisfaction of loans. OREO is recorded at the lower of carrying value or its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings. The amount the Bank ultimately recovers on repossessed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Bank’s control.

Income Taxes

The Corporation files a consolidated federal income tax return and combined state income tax returns.  Income tax expense is recorded based on the liability method.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The differences relate principally to the allowance for loan losses, mortgage servicing rights, deferred loan fees, and premises and equipment.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  The Corporation also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  The Corporation follows the applicable accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to the uncertainty in these income tax positions.  It is the Corporation’s policy to include interest and penalties in tax expense.

Performance Summary

While the banking industry as a whole continued to struggle for the fourth consecutive year, the Corporation is pleased to report that its results for 2011 continued to be strong. The Corporation posted after tax earnings of $9.5 million, a decrease of $4.8 million or 33.5% compared to earnings of $14.3 million in 2010 and earnings of $22.1 million in 2009.  Operating earnings in 2011 were negatively affected by a decline in net interest income, a higher provision for loan losses and a decrease in non-interest income which was partially offset by a decline in non-interest expenses. The decrease from 2009 to 2010 was primarily due to the one-time bargain purchase gain of $12.9 million after tax recognized in 2009 which was partially offset in 2010 by increased core income and a significant increase in Acquisition-related purchase accounting income.  Basic earnings per share for 2011 were $1.07, a 33.5% decrease from 2010 basic earnings per share of $1.61, while basic earnings per share in 2009 were $2.48.  Return on average assets and return on equity for 2011 were 0.85% and 8.10%, respectively, compared to 1.32% and 11.69%, respectively, for 2010 and 2.67% and 20.16%, respectively, for 2009.  No dividends were paid in 2011.  However, a quarterly dividend of $0.21 per share was declared in December of 2011 and paid in January of 2012.  Cash dividends of $2.40 per share were paid in 2010, which included a prepayment of 2011 dividends of $1.20 per share.  Cash dividends were $1.08 per share in 2009.  Total assets increased $73.5 million or 6.4% to $1.22 billion in 2011.  The increase was primarily due to core deposit growth.

Income Statement Summary

·
Net interest income was $48.6 million for 2011 compared to $56.2 million in 2010 and $37.4 million in 2009 while tax-equivalent net interest income was $49.3 million for 2011 compared to $57.0 million in 2010 and $38.2 million in 2009.  Growth in taxable investment securities more than offset a decline in loans which resulted in an increase in interest-earning assets in 2011 compared to 2010.  However, tax-equivalent net interest income declined during the period as the yield on taxable investment securities is significantly less than the yield earned on loans and the yield on the loan portfolio decreased as maturing notes renewed at lower rates.   In addition, interest expense on deposits declined in all areas but especially on fixed rate liabilities which continued to reprice downward during 2011.  Included in the $7.7 million decrease in net interest income during 2011 was the effect of discount accretion associated with Acquisition-related purchase accounting adjustments of $5.6 million in 2011 compared to $11.2 million in 2010.  The resulting taxable equivalent net interest margin for 2011 was 4.69% compared to 5.61% for 2010.  The increase in tax-equivalent net interest income for 2010 compared to 2009 was largely due to the Acquisition.  Included in the $18.8 million increase in net interest income was the effect of discount accretion associated with Acquisition-related purchase accounting adjustments that increased taxable equivalent net interest income by $11.2 million in 2010 compared to $1.9 million in 2009.  As a result of the changes to yields on interest-earning assets and interest-bearing liabilities the tax-equivalent net interest margin for 2010 was 5.61% compared to 4.98% for 2009.

·
The provision for loan losses (“PLL”) represents the amount periodically added to the Bank’s allowance for loan losses (“ALL”) and charged to earnings in the relevant period.  The PLL for 2011 was $8.4 million compared to $6.9 million in 2010 and $3.7 million in 2009.  The increase in the PLL for 2011 compared to 2010 reflected the $3.4 million increase in net loans charged off between the years which was primarily due to the negative effect of the economic downturn on the Bank’s loan portfolio.  The increase in the PLL for 2010 compared to 2009 reflected an increase in the ALL due to $26.2 million in non-credit impaired loans that were renewed since they were acquired in October of 2009.  In the quarterly analysis of the ALL, these renewed loans exhibit a higher probability of loss, which is reflected in the ALL.

·
Non-interest income was $14.8 million in 2011, $16.5 million in 2010 and $36.1 million in 2009.  The decrease in non-interest income during 2011was primarily due to a decrease of $1.3 million in the gain on sale of other real estate owned (“OREO”), net of carrying costs, compared to 2010.  The non-accretable income, which is a result of the Acquisition related purchase accounting adjustments, was $2.3 million in 2011, $2.3 million in 2010 and $0.7 million in 2009.  Non-interest income in 2009 was also significantly impacted by the Acquisition-related bargain purchase gain of $21.5 million.

·
Non-interest expense was $40.8 million in 2011, $43.1 million in 2010 and $34.1 million in 2009.  The decrease in 2011 compared 2010 was primarily due to a $1.2 million decrease in FDIC premiums resulting from a change in the assessment methodology during 2010 and 2011.  In addition, the Bank did not have any Acquisition-related expense during 2011 compared to $0.4 million incurred during 2010.  The Acquisition on October 23, 2009 caused significant increases in many expense categories in 2010 compared to 2009, especially in salary and employee benefits.  In addition, $0.4 million of expenses were associated with the purchase accounting adjustments related to the amortization of the core deposit intangible during 2011 compared to $0.6 million in 2010 and $0.1 million in 2009.

·	Income tax expense was $4.7 million in 2011 compared to $8.4 million in 2010 and $13.6 million in 2009. The Corporation’s effective tax rate was 33.0% in 2011, 36.9% in 2010 and 38.2 in 2009.

Balance Sheet Summary

·
Total loans were $707.8 million at December 31, 2011, a decrease of $39.0 million, or 5.2%, from $746.8 million at December 31, 2010.  The decrease in total loans during 2011 was attributable to new business production not offsetting the continued reduction of the Acquired Bank’s loan portfolio.  The strategy for acquired loans involves three options:  renewal of loans conforming to the underwriting guidelines of the Bank, pay-out of loans not meeting those guidelines or final resolution of impaired loans through a short sale with a cooperative borrower or a foreclosure when other options fail.  Renewals neither increase nor decrease the portfolio while the other two options reduce total loans.  This strategy, while necessary to integrate or eliminate the acquired loans, limits the Bank’s opportunity for portfolio growth.  New loan business must offset both amortization of performing loans and the planned elimination of substandard and non-performing acquired loan balances.   The goal is to grow the loan portfolio but marketing efforts by the Bank’s lenders in 2011 were negatively impacted for the third straight year by the sluggish economy.

·
Asset quality in the Bank has been negatively affected by the difficult economic conditions from 2008 through 2011 as well as by the Acquired Bank’s loan portfolio.  Nonperforming loans, not including purchased credit-impaired loans, were $22.4 million or 3.2% of total loans at December 31, 2011 compared to $24.6 million or 3.3% of total loans at December 31, 2010.  Net charge offs were $6.9 million in 2011 and $3.4 million in 2010. Loans charged off are subject to continuous review and specific efforts are made to achieve maximum recovery of principal, accrued interest and related expenses.  At December 31, 2011 the ALL was $11.0 million compared to $9.5 million at December 31, 2010.  As of December 31, 2011 the ratio of the ALL to total loans was 1.56% compared to a ratio of 1.28% at December 31, 2010.  As of December 31, 2011 the acquired credit impaired and non-credit impaired loans had contractually required payments of $138.5 million and a fair value of $101.1 million reflecting a discount of $37.4 million. This compares to contractually required payment of $195.9 million and a fair value of $139.3 million reflecting a discount of $56.6 million at December 31, 2010.  The Bank held OREO of $7.4 million at December 31, 2011 compared to $5.4 million at December 31, 2010.

·
Deposits increased $52.0 million, or 5.1%, to $1.07 billion at December 31, 2011.  The increase in total deposits during 2011 was attributable to organic growth as the Bank continued its significant marketing activities aimed toward both current customers and potential new customers, especially in the Acquired Bank’s markets of Racine and Kenosha Wisconsin.

·
As of December 31, 2011, the Corporation’s Tier 1 leverage ratio was 10.63%, the Tier 1 risk-based capital ratio was 15.84% and the total risk-based capital ratio was 17.08%.  All ratios improved from 2010 levels due to the pre-payment of the 2011 dividend in 2010.  All of the capital ratios significantly exceed minimum regulatory requirements for the Corporation to be deemed “well capitalized”.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk based capital ratio of 10.0%.

INCOME STATEMENT ANALYSIS

Table 1 provides average balances of interest-earning assets and interest-bearing liabilities, the interest income and expense resulting from each, and the calculated interest rates earned and paid.  The table further shows net interest income, interest rate spread, and the net interest margin on a tax-equivalent basis for the years ended December 31, 2011, 2010 and 2009.

Table 1
	AVERAGE BALANCES AND INTEREST RATES
	(Interest rates on a tax-equivalent basis)
	(Dollars in Thousands)

	2011			2010			2009
	Average		Yield or	Average		Yield or	Average		Yield or
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Interest earning assets:
Loans(1)	$722,719	$46,958	6.50%	$771,428	$56,722	7.35%	$636,126	$40,125	6.31%
Taxable investment securities(2)	256,707	4,824	1.88%	158,365	3,663	2.31%	72,764	2,827	3.89%
Non taxable investment securities	47,050	2,102	4.47%	44,452	2,246	5.05%	39,943	2,141	5.36%
Fed funds sold	25,268	28	0.11%	40,732	61	0.15%	17,885	22	0.12%
Total interest earning assets	1,051,744	53,912	5.13%	1,014,977	62,692	6.18%	766,718	45,115	5.88%
Noninterest-earning assets:

Other assets	66,907			71,890			60,322

TOTAL ASSETS	$1,118,651			$1,086,867			$827,040

LIABILITIES AND EQUITY
Interest-bearing liabilities:

Transaction accounts	$256,241	$485	0.19%	$247,950	$860	0.35%	$171,761	$981	0.57%
Money market	199,816	1,011	0.51%	155,195	1,313	0.85%	101,811	1,272	1.25%
Savings deposits	182,093	379	0.21%	164,378	508	0.31%	142,142	586	0.41%
Other time deposits	193,147	2,696	1.40%	229,011	3,030	1.32%	165,088	4,084	2.47%
Short-term borrowing	3,027	13	0.43%	1,583	1	0.06%	6,288	31	0.49%
Total interest bearing liabilities	834,324	4,584	0.55%	798,117	5,712	0.72%	587,090	6,954	1.18%
Noninterest bearing liabilities:
Demand deposits	161,355			156,011			127,301
Other	5,523			10,346			3,147
Stockholders’ equity	117,449			122,393			109,502
Total liabilities and stockholders’ equity	$1,118,651			$1,086,867			$827,040

Net interest earnings and interest rate spread(3)		$49,328	4.58%		$56,980	5.46%		$38,161	4.70%

Net interest margin(4)			4.69%			5.61%			4.98%

1.	The average loan balances and rates include non-accrual loans.
2.	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
3.
Interest rate spread represents the difference between the average yield earned on average interest-earning assets for the period and the average rate accrued on average interest-bearing liabilities for the period and is represented on a tax-equivalent basis.

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

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $48.6 million for 2011, compared to $56.2 million for 2010. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $0.6 million for 2011 and $0.8 million for 2010 resulting in a tax-equivalent net interest income of $49.3 million and $57.0 million, respectively.

Table 1 shows tax-equivalent net interest income of $49.3 million for 2011, a decrease of $7.7 million or 13.4% from $57.0 million in 2010.  Growth in taxable investment securities more than offset a decline in loans which resulted in an increase in interest-earning assets in 2011 compared to 2010.  However, tax-equivalent net interest income declined during the period as the yield on taxable investment securities is significantly less than the yield earned on loans and the yield on the loan portfolio decreased as maturing notes renewed at lower rates.   In addition, interest expense on deposits declined in all areas but especially on fixed rate liabilities which continued to reprice downward during 2011.  Total interest income decreased $8.8 million to $53.9 million in 2011 from $62.7 million in 2010.  Interest income as well as the yield on the loan portfolio was negatively impacted by $5.8 million of loan discount accretion recognized in 2011 compared to $9.8 million recognized in 2010, a decrease of $4.0 million. Management expects the loan discount accretion to continue to decline in future years as loans in the Acquired Bank’s loan portfolio continue to pay down, mature, renew or pay off.   Interest expense decreased $1.1 million from $5.7 million in 2010 to $4.6 million in 2011. The interest expense and yield on time deposits during 2010 was positively impacted by the purchase accounting related to the amortization of deposit interest premium of $1.4 million  All of the remaining benefit of this offset to interest expense was fully amortized during 2010 and therefore had no impact in reducing interest expense during 2011.  The net effect of the Acquisition-related purchase accounting variances was a year-to-year decrease of $2.6 million in tax-equivalent net interest income between 2011 and 2010.

Interest income on loans decreased $9.8 million from $56.7 million in 2010 to $46.9 million in 2011, due to a $48.7 million decrease in average loans, declining yields on the remaining loan portfolio as good customers garner rate concessions on loan renewals during this historically low interest rate environment and a $4.0 million decrease in loan discount accretion income. When, in the opinion of management, serious doubt exists as to the collectability of a loan, the loan is placed on nonaccrual status and interest previously accrued but unpaid is deducted from interest income on loans.  Nonaccrual loans are included in the calculations of both interest rate spread and net interest margin.  Interest income on taxable investment securities increased $1.1 million in 2011 to $4.8 million from $3.7 million in 2010.  The increase was due to a $98.3 million increase in the average balances of taxable investment securities from $158.4 million in 2010 to $256.7 million in 2011, which more than offset a decreased yield of 43 basis points (“bp,” equal to 1/100 of 1 percent) to 1.88% in 2011 from 2.31% in 2010.  Interest income on tax-exempt investment securities decreased $0.1 million in 2011 to $1.4 million from $1.5 million in 2010.  The decrease was due entirely to a 58bp decrease in yield on such securities as average balances of tax-exempt investment securities increase by $2.6 million from $44.4 million in 2010 to $47.0 million in 2011.  For the fourth consecutive year variable rate deposits all re-priced at lower rates while maturing time deposits remained at relatively low levels.  Overall funding yields on interest-bearing liabilities decreased 17 bp from 0.72% in 2010 to 0.55% in 2011.  The change in yields for all five of the interest-bearing liability categories as shown in Table 1 are as follows:

·	Transaction account average yields decreased 16 bp to 0.19% in 2011 from 0.35% in 2010.

·	Money market deposit average yields decreased 34 bp to 0.51% in 2011 from 0.85% in 2010.

·	Savings deposit average yields including savings sweep accounts decreased 10 bp to 0.21% in 2011 from 0.31% in 2010.

·
Time deposit average yields increased 8 bp to 1.40% in 2011 from 1.32% in 2010.  Interest expense on time deposits was reduced by $1.4 million during 2010 due to the amortization of the Acquired Bank’s deposit interest premium, which reduced  the time deposit yield by 61 bp in 2010.

·	Short term rates on Fed funds borrowings continued to be insignificant as the Corporation had very small short-term borrowing balances during 2011.

All four of the deposit categories had a decrease in interest expense in 2011 compared to 2010 despite three out of four categories having increased average balances during the same period.  Higher average balances were offset by the dramatic decrease in yields noted above, which caused the decrease in interest expense.

As a result of the changes to yields on interest-earning assets and interest-bearing liabilities the tax-equivalent net interest margin for 2011 was 4.69% compared to 5.61% for 2010.  The change is attributable to an 88 bp contribution from a declining interest rate spread (the net effect of a 105 bp decrease on the yields of earning assets and a 17 bp decrease on the rates paid on deposits and borrowed funds) less a 4 bp increased contribution from net free funds.   In addition, the benefit to the tax-equivalent net interest margin related to Acquisition-related purchase accounting adjustments decreased from 55 bp during 2011 compared to 110 bp during 2010.

Table 1 also shows tax-equivalent net interest income of $57.0 million for 2010, an increase of $18.8 million or 49.3% from $38.2 million in 2009.  The Acquisition led to growth in interest-earning assets resulting in additional tax-equivalent net interest income.   In addition, interest expense declined in most areas, but especially on fixed-rate liabilities which continued to reprice downward during 2010.  As a result of the changes to yields on interest-earning assets and interest-bearing liabilities the tax-equivalent net interest margin for 2010 was 5.61% compared to 4.98% for 2009.  The change is attributable to a 76 bp contribution from an improved interest rate spread (the net effect of a 30 bp increase on the yields of earning assets and a 46 bp decrease in the rates paid on deposits and borrowed funds) less a 13 bp decreased contribution from net free funds.   In addition, the tax-equivalent net interest margin related to Acquisition-related purchase accounting adjustments was 110 bp during 2010 compared to 25 bp during 2009.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a fully tax-equivalent basis and interest paid resulting from changes in volume and rates:

Table 2
NET INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE
(Dollars in Thousands)

	2011 Compared to 2010 Increase (Decrease) Due to			2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate(1)	Net	Volume	Rate(1)	Net
Interest earned on:
Loans	$(3,582)	$(6,182)	(9,764)	$8,534	$8,064	16,598
Taxable investment securities	2,275	(1,114)	1,161	3,326	(2,490)	836
Non-taxable investment	131	(274)	(143)	242	(138)	104
Fed funds sold	(23)	(10)	(33)	28	11	39

Total interest-earning assets	$(1,199)	$(7,580)	$(8,779)	$12,130	$5,447	$17,577

Interest paid on:
Transaction accounts	$29	$(404)	$(375)	$435	$(556)	$(121)
Money market	378	(680)	(302)	667	(626)	41
Savings deposits	55	(184)	(129)	92	(170)	(78)
Time deposits	(480)	146	(334)	1,595	(2,649)	(1,054)
Short-term borrowings	1	11	12	(23)	(7)	(30)

Total interest-bearing liabilities	$(17)	$(1,111)	$(1,128)	$2,766	$(4,008)	$(1,242)

Increase (decrease) in net interest income			$(7,651)			$18,819

(1)           The change in interest due to both rate and volume has been allocated to rate changes.

Changes due to volume caused tax-equivalent net interest income to decrease by $1.2 million from 2010 to 2011 while changes due to rate caused a $7.6 million decrease for the same period, resulting in an aggregate $8.8 million decrease from 2010 to 2011 in tax equivalent interest earned on total interest-earning assets.  For interest paid on total interest-bearing liabilities, there was a nominal decrease due to volume from 2010 to 2011, while changes due to rate decreased funding costs by $1.1 million, resulting in a decrease of $1.1 million interest paid on total interest-bearing liabilities.  The net effect of the foregoing was a decrease in net interest income of $7.7 million.

A review of the changes to interest earned due to volume and rate for individual asset categories reveals a decrease due to loan volume of $3.6 million and a decrease of $6.2 million due to loan interest rates.  From 2010 to 2011, interest earned on taxable investment securities increased $2.3 million due to volume and decreased $1.1 million due to rate.  Non-taxable investment securities realized increases due to volume that were more than offset by decreases due to rate.

A review of the changes to interest paid on individual liability categories reveals the following trends.

·
Lower rates reduced interest paid on transaction accounts by $0.4 million which was partially offset by a nominal increase due to volume that resulted in a net decrease of $0.4 million in interest paid on transaction accounts.

·
Interest paid on money market accounts decreased $0.3 million as the decrease due to interest rates of $0.7 million was partially offset by additional interest of $0.4 million paid due to increased volume.

·
Lower interest rates reduced interest paid on savings accounts by $0.2 million, partially offset by an increase of $0.1 million due to volume which resulted in a net decrease of $0.1 million in interest paid on savings accounts.

·	A $0.2 million increase due to rates paid on time deposits was offset by a $0.5 million decrease due to volume, resulting in a $0.3 million net decrease to interest paid on time deposits.

·	Net interest paid on short term borrowings increased slightly due to both lower rates and decreased volume.

Changes due to volume caused tax-equivalent net interest income to increase by $12.1 million from 2009 to 2010 while changes due to rate caused a $5.5 million increase for the same period, resulting in a net $17.6 million increase from 2009 to 2010 in tax equivalent interest earned on total interest-earning assets.  For interest paid on total interest-bearing liabilities, there was an increase of $2.8 million due to volume from 2009 to 2010, while changes due to rate decreased funding costs by $4.0 million, resulting in a net decrease of $1.2 million interest paid on total interest-bearing liabilities.  The net effect of the foregoing was an increase in tax-equivalent net interest income of $18.8 million.

Provision for Loan Losses

The PLL represents the amount periodically added to the Bank’s ALL and charged to earnings in the relevant period.  The PLL for 2011 was $8.4 million, a substantial increase from $6.9 million in 2010 and $3.7 million in 2009.  The Bank does not engage in lease financing and the PLL expense is entirely the result of estimated loan losses.  The increase in the PLL for 2011 compared to 2010 reflected the $3.4 million increase in net loans charged off which was primarily due to the negative effect of the economic downturn on the Bank’s loan portfolio.  The increase in the PLL for 2010 compared to 2009 reflected an increase in the ALL due to $26.2 million in non-credit impaired loans that were renewed since they were acquired in October of 2009.  In the quarterly analysis of the ALL, these renewed loans exhibit a higher probability of loss, which is reflected in the ALL.

Net loans charged off (total loans charged off less recoveries of prior loans charged off) for 2011 were $6.9 million compared to $3.4 million in 2010 and $3.6 million in 2009.  A significant portion of the net loans charged off in 2010 and 2011 was related to charge-offs over and above the discount applied to the Acquired Bank’s loans as part of the purchase accounting fair value adjustments.  Net loans charged off as a percent of average loans were 0.95%, 0.45% and 0.57% for 2011, 2010 and 2009, respectively.  As of December 31, 2011 the ALL was $11.0 million compared to $9.5 million at December 31, 2010 and $6.0 million at year end 2009.  The ratio of the ALL to total loans was 1.56% at December 31, 2011, up from 1.28% at December 31, 2010 and 0.77% at December 31, 2009.  As of December 31, 2011 the remaining acquired credit-impaired and non-credit impaired loans had contractually required payments of $138.6 million and a carrying value of $101.2 million reflecting a discount of $37.4 million or 27.0% of the contractually required payments.  As of December 31, 2010 the remaining acquired credit-impaired and non-credit impaired loans had contractually required payments of $195.9 million and a carrying value of $139.3 million reflecting a discount of $56.6 million or 28.9% of the contractually required payments.  As of December 31, 2009 the acquired credit-impaired and non-credit impaired loans had contractually required payments of $266.0 million and a carrying value of $189.5 million reflecting a discount of $76.5 million or 28.8% of the contractually required payments.  These acquired loans had ALL of $2.2 million and $1.4 million at December 31, 2011 and December 31, 2010, respectively, reflecting additional impairment over and above the discount.  Nonperforming loans, excluding the acquired credit impaired nonperforming loans, at December 31, 2011 were $22.4 million compared to $24.6 million at December 31, 2010 and $15.3 million at December 31, 2009.  The elevated levels of nonperforming loans during 2010 and 2011 was due primarily to the prolonged economic downturn.

Table 4 summarizes the ALL at the beginning and end of each of the last five years; changes in the ALL arising from loans charged off and recoveries on loans previously charged-off, by loan category; additions to the allowance that have been charged to expense; and selected performance ratios.

Table 3

SUMMARY OF LOAN CHARGE OFFS, RECOVERIES
AND PROVISIONS FOR LOAN LOSS
(Dollars in Thousands)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007

Balance of allowance for loan losses at beginning of period	$9,527	$6,034	$5,945	$5,758	$5,709
Loans charged-off:
Commercial	(300)	(57)	(626)	(491)	(143)
Real Estate
Construction	(256)	(300)	(386)	-	-
Commercial	(1,200)	(964)	(941)	(309)	(100)
Residential	(4,972)	(2,973)	(1,357)	(277)	(178)
Multifamily	(117)	(48)	(293)	-	-
Installment & Consumer	(283)	(209)	(137)	(152)	(176)
Total loans charged-off	(7,128)	(4,551)	(3,740)	(1,229)	(597)

Recoveries of loans previously charged-off:
Commercial	10	428	20	22	24
Real Estate
Construction	37	9	-	-	-
Commercial	86	507	33	-	-
Residential	88	113	17	-	-
Multifamily	-	6	-	-	-
Installment & Consumer	22	51	53	94	142
Total Recoveries	243	1,114	123	116	166

Net loans charged-off	(6,885)	(3,437)	(3,617)	(1,113)	(431)
Additions to allowance charged to expense	8,370	6,930	3,706	1,300	480

Balance at end of period	$11,012	$9,527	$6,034	$5,945	$5,758

Ratio of net loans charged-off during theperiod to average loans outstanding	0.95%	0.45%	0.57%	0.19%	0.08%
Ratio of allowance at end of year to total loans	1.56%	1.28%	0.77%	0.99%	0.98%

The PLL results from the assessment of qualitative and quantitative factors to determine the required ALL.  Factors considered are the size of the portfolio, levels of nonperforming loans, historical losses, risk inherent in certain categories of loans, concentrations of loans to certain borrowers or certain industry segments, economic trends, collateral pledged, and other factors that could affect loan losses as discussed in the paragraphs following Table 8.

Non-interest Income

A summary of non-interest income for the years ended December 31, 2009, 2010 and 2011 appears in Table 4 below:

Table 4
NON-INTEREST INCOME
(Dollars in Thousands)

	For the Years Ended December 31,
	2011	2010	2009
Service charges on deposits	$9,987	$10,181	$9,921
Loan servicing income	318	350	(32)
Net gain on sale of loans	1,249	1,421	2,321
Increase in cash surrender value of life insurance	467	472	505
Non-accretable loan discount	2,247	2,269	662
Other income	522	1,784	1,220
Total non-interest income	$14,790	$16,477	$14,597

Total non-interest income was $14.8 million for 2011, a decrease of $1.7 million or 10.2% from $16.5 million in 2010.  The decrease was primarily due to a $1.3 million decrease in other non-interest income resulting from lower gains on the sale of OREO, net of carrying costs, in 2011 compared to 2010.  In addition, revenue from service charges and fees on business and retail deposit accounts decreased $0.2 million primarily driven by the number of accounts and the activity within those accounts.  Net gain on sale of loans decreased $0.2 million to $1.2 million for 2011 as lower fixed-rate mortgage opportunities continued into 2011, but refinance activity in the secondary mortgage market was not as strong as in 2010.  Non-accretable income, which is part of the Acquisition related purchase accounting, decreased $0.1 million in 2010.  This is income related to loans acquired in the Acquisition that were specifically identified as credit impaired loans pursuant to applicable guidance for accounting for acquired loans and were paid or charged off during the year.  In future years, non-accretable income will be dependent on the difference between future contractual payments received and the carrying amount of the loans specifically impaired.

Total non-interest income was $16.5 million for 2010, an increase of $1.9 million or 12.9% from $14.6 million in 2009, excluding the non-recurring bargain purchase gain of $21.5 million in 2009. The increase was primarily due to a $2.3 million increase in non-accretable income, which is part of the Acquisition-related purchase accounting, an increase of $0.6 million in other non-interest income and a $0.4 million increase in loan servicing income, comprising fees generated by payment collection, escrow collection and disbursement for loans serviced for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”).  These increases were partially offset by a $0.3 million or 2.6% decrease in revenue from service charges and fees on business and retail deposit accounts and a $0.9 million decrease in the net gain on sale of loans for 2010, as lower fixed-rate mortgage opportunities continued into 2010, but refinance activity in the secondary mortgage market was not as strong as in 2009.

Non-interest Expense

A summary of non-interest expense for the years ended December 31, 2009, 2010 and 2011 appears in Table 5 below:

Table 5
NON-INTEREST EXPENSE
(Dollars in Thousands)

	For the Years Ended December 31,
	2011	2010	2009
Salaries and employee benefits	$22,037	$22,739	$17,670
Occupancy	4,067	3,959	3,266
Furniture and equipment	1,887	2,201	1,896
Computer services	3,679	3,504	3,227
Advertising and promotional	1,033	1,173	976
Regulatory agency assessments	1,317	2,459	1,099
Office supplies	790	834	718
Acquisition expense	-	370	620
Core deposit intangible amortization	418	568	112
Other expenses	5,597	5,272	4,502
Total non-interest expense	$40,825	$43,079	$34,086

Total non-interest expense for 2011 was $40.8 million, a decrease of $2.3 million or 5.2% over 2010, primarily resulting from a $1.1 million decrease in regulatory assessments resulting from lower FDIC premiums due to a change in the assessment methodology during 2010 and 2011.  In addition, salaries employee benefits decreased $0.7 million or 3.1% due a decrease in bonus payments that was partially offset by both normal wage and salary increases as well as an increase in health insurance costs.  Advertising expense decreased $0.1 million or 13.6% to $1.0 million in 2011 due to a reduction in special advertising during 2010 related to the integration of the acquisition in October of 2009.  The Bank did not have any Acquisition-related expense during 2011 compared to $0.4 million incurred during 2010.  Finally, the Bank had core deposit amortization expense of $0.4 million in 2011 compared to $0.6 million in 2010.  The core deposit amortization expense will decrease annually until it is fully amortized in 2017.  These decreases were partially offset by  a $0.1 million increase in occupancy expenses and a $0.3 million decrease in equipment expenses in 2011 compared to 2010.  In addition, computer service expense increased $0.2 million due to enhanced services for the Bank and additional new account volume.  Finally, other non-interest expenses increased $0.3 million in 2011.

Total non-interest expense for 2010 was $43.1 million, an increase of $9.0 million or 26.4% over 2009.  The Acquisition resulted in significant increases across most non-interest expenses in 2010 but had the most significant impact on salary and employee benefits.  Salaries and employee benefits increased $5.1 million or 28.7% to $22.7 million for 2010 due to the Acquisition, normal wage and salary increases, and an increase in bonus payments.  Occupancy expenses increased $0.7 million for 2010 primarily as a result of increased rent and utility expenses.  Equipment expenses increased $0.3 million  and computer service expense increased $0.3 million for 2010, due to the full-year impact of the Acquisition, enhanced services provided to the Bank and additional new account volume.  Advertising expense was increased $0.2 million in 2010 as the Bank continued to utilize direct mail as its primary marketing vehicle.  Regulatory assessments increased significantly from $1.1 million in 2009 to $2.5 million in 2010 due to the Acquisition and increased FDIC premium due to increased assessment rates, a special assessment and the run-off of assessment credits used in prior years.  In addition, the Bank had core deposit amortization expense of $0.6 million in 2010 compared to $0.1 million in 2009.  The core deposit amortization expense will decrease annually until it is fully amortized in 2017.  Finally, other non-interest expenses increased $0.8 million in 2010.  Nominally offsetting these increases, the Bank incurred lower Acquisition-related expenses of $0.4 million in 2010 compared to $0.6 million in 2009.

Income Taxes

Income tax expense was $4.7 million in 2011 compared to $8.4 million in 2010 and $13.6 million in 2009.   The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 33.0% in 2011 compared to 36.9% in 2010 and 37.4% in 2009.  The decrease in the effective tax rate in 2011 was due to both a true-up of taxes from prior years as well as a decrease in pre-tax income, which increases the effect of permanent non-taxable items on the effective tax rate.

BALANCE SHEET ANALYSIS

Loans

Total loans were $707.8 million at December 31, 2011, a decrease of $39.0 million, or 5.2%, from $746.8 million at December 31, 2010.  The decrease in total loans during 2011 was attributable to new business production not offsetting the continued reduction of the Acquired Bank’s loan portfolio.  The strategy for acquired loans involves three options:  renewal of loans conforming to the underwriting guidelines of the Bank, pay-out of loans not meeting those guidelines or final resolution of impaired loans through a short sale with a cooperative borrower or a foreclosure when other options fail.  Renewals neither increase nor decrease the portfolio while the other two options reduce total loans.  This strategy, while necessary to integrate or eliminate the acquired loans, limits the Bank’s opportunity for portfolio growth.  New loan business must offset both amortization of performing loans and the planned elimination of substandard and non-performing acquired loan balances.   The goal is to grow the loan portfolio but marketing efforts by the Bank’s lenders in 2011 were negatively impacted for the third straight year by the sluggish economy.

Loans originated by the Bank are generally loans to small businesses and individuals in the communities served in the Southeastern Wisconsin market.  Although the legal lending limit of the Bank was $19.1 million per borrower as of December 31, 2011, the Bank’s larger customers are borrowers with credit needs of $10 million and less and, in fact, most borrowers’ credit relationships total less than $1 million.  At December 31, 2011 there were three relationships in excess of $10 million with aggregate exposure totaling $33.8 million, fourteen relationships between $5.0 and $10 million with aggregate exposure totaling $95.9 million and thirty-one relationships between $2.0 and $5.0 million with aggregate exposure totaling $87.0 million.  Of these forty-eight relationships with $216.7 million committed the balance outstanding at December 31, 2011 was $188.1 million.  The remaining $28.6 million represented unfunded liability on lines of credit to 27 of the borrowers.

As of October 23, 2009 (the “Acquisition Date”) the Acquired Bank’s loan portfolio was discounted $85.1 million to reflect the estimated fair value of the acquired loans.  Between the Acquisition Date and December 31, 2011 the discount has been significantly reduced as a result of activity in the Acquired Bank’s loan portfolio including renewals, amortization, pay-offs and charge-offs.  Thus, the Bank’s total loans of $707.8 million at December 31, 2011 include a discount of $37.4 million reflecting the difference between cash flows expected to be received and contractually required payments on the acquired loans Credit management to ensure credit quality of the acquired loans as they are integrated into the Bank’s portfolio was a priority in 2011 and will remain so until the loans are completely transitioned.  The aforementioned $85.1 million loan portfolio discount was originally allocated to $279.2 million of acquired (undiscounted) loans at the time of purchase.  At December 31, 2011, the undiscounted loan total has been reduced by $101.6 million as a result of payment, foreclosure or charge-off.  Of the remaining undiscounted $177.6 million, $39.0 million has been restructured or renewed into the Bank’s portfolio.  Therefore to completely transition the acquired portfolio into the Bank’s portfolio requires resolving $138.5 million of undiscounted loans with $37.4 of remaining discount or $101.1 million of the Bank’s $707.8 portfolio.  Management believes the remaining discount will be sufficient to cover the remaining credit losses related to the acquired loans.

The following table presents information concerning the composition of the loans held for investment by the Bank at the dates indicated.

Table 6
	LOAN PORTFOLIO COMPOSITION (Dollars in Thousands) December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial,	$19,956	2.82%	$25,451	3.41%	$28,481	3.62%	$23,552	3.93%	$27,927	4.76%
Real estate
Construction	46,600	6.58%	55,974	7.49%	65,600	8.33%	47,726	7.96%	44,042	7.51%
Commercial	298,043	42.11%	285,863	38.28%	285,382	36.22%	246,660	41.13%	243,923	41.61%
Residential	288,609	40.78%	319,789	42.82%	349,904	44.41%	232,429	38.76%	227,362	38.78%
Multifamily	39,799	5.62%	41,074	5.50%	38,087	4.83%	35,306	5.89	28,871	4.93%
Total real estate	673,051	95.09%	702,700	94.09%	738,973	93.79%	562,121	93.74%	544,198	92.83%
Installment and other	14,790	2.09%	18,678	2.50%	20,426	2.59%	13,973	2.33%	14,153	2.41%
Total loans	$707,797	100.00%	$746,829	100.00%	$787,880	100.00%	$599,646	100.00%	$586,278	100.00%

As Table 6 indicates, commercial loans were $20.0 million at December 31, 2011, down $5.5 million or 21.6% from December 31, 2010 and comprised 2.8% of the total loan portfolio compared to $25.5 million comprising 3.4% of the loan portfolio at December 31, 2010.  Historically, commercial lending has been a small part of the Bank’s portfolio which continues to be the case in 2011.  Commercial balances have decreased during these difficult economic times.  Reductions of outstanding balances on lines of credit have occurred as well as the demand for term financing as businesses made little, if any, investment in new equipment.  Commercial loans are collateralized by general business assets such as accounts receivable, inventory and equipment and have no real estate component.  During weak economic periods the Bank can be exposed to heightened risk if a business is out of compliance with debtor covenants supporting commercial loans.  The Bank was active in policing such requirements and this segment of loans presents minimal risk going forward.

Real estate construction loans decreased $9.4 million, or 16.8% to $46.6 million, representing 6.6% of the total loan portfolio at December 31, 2011, compared to $56.0 million or 7.5% of the total loan portfolio at December 31, 2010.  The decrease from 2010 to 2011 was due primarily to repayment of the Bank’s pre-Acquisition construction loan portfolio.  New loans to individuals for construction of owner-occupied single family residences and loans to developers that provide financing for the acquisition or development of commercial real estate and residential subdivisions lagged well behind the boom years leading up to 2008.  In the challenging climate of today’s economy there were no significant new commercial real estate development loans financed by the Bank in 2011.  Loans to residential real estate developers comprise most of the dollars outstanding in real estate construction loans.  Historically, real estate construction loans have been made to developers who are well known to the Bank, have prior successful project experience and are well capitalized.  Loans are made to customers in the Bank’s Southeastern Wisconsin market with experience and knowledge of the local economy.  Real estate construction loans of this type are generally larger in size and involve greater risks than residential mortgage loans because payments depend on the success of the project or in the case of commercial development, successful management of the property.  The Bank will generally make credit extensions to borrowers with adequate outside liquidity to support the project in the event the actual performance is less than projected.  Developers with which the Bank does business have the ability to service the development debt personally or through their companies, however, these individuals are not immune to a prolonged weak economy such as the Bank has experienced.  Most of the Bank’s real estate development loans are performing even three years into the economic downturn and borrowers’ inventories are decreasing.  The greatest risk to the Bank within this segment are loans secured by raw land and condominium development loans.  These two groups have been most severely affected by the prolonged economic downturn.  In the case of loans secured by undeveloped acreage, the price per acre has decreased dramatically as other lenders liquidate the collateral on these raw land or “dirt” loans.  The Bank has a few customers continuing to service the debt from free cash flow, but this becomes more problematic as the housing market continues a slow recovery or in some cases a non-recovery.  In the case of condominium loans, risk factors the Bank inherits upon the failure of a developer include the existence and/or control of the condo association, the availability of term financing to initial buyers of units and partial project completion for common use areas.  The Bank does have condominium exposure in several smaller projects to the second developers following foreclosures.  These are the Bank’s customers who were able to buy incomplete developments at deep discounts from other banks that foreclosed on the original developer in 2010 and 2011.  In all cases the selling banks also agreed to fixed-rate mortgage loans to qualified borrowers at prevailing rates to allow the second developer to sell units without the issue of term financing availability.

Commercial real estate loans increased $12.1 million or 4.3% to $298.0 million at December 31, 2011, compared to $285.9 million at December 31, 2010.  The increase is due to new business exceeding the portfolio amortization, pay-offs and elimination of nonperforming loans from the Acquisition.  This category of loans made up the largest component of the total loan portfolio at 42.1% at December 31 2011 and 38.3% at December 31, 2010.  The increase is attributable to an influx of new relationships as well as new projects with current customers which outpaced any run-off from the Acquired loan portfolio.  The Bank’s commercial real estate lending efforts are focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations and retail facilities.  The most significant risk factor in the third year of the financial crisis is occupancy. The fact that the Bank prefers owner occupied commercial real estate mitigates that risk, provided of course, the owner’s business survives.   The Bank’s $19.1 million per-borrower legal lending limit would permit it to compete for activity in the middle market, but management prefers to seek small businesses as its target borrowers. Loans to such businesses are approved based on the creditworthiness, economic feasibility and cash flow abilities of the borrower.

Residential real estate loans which include single family, 2-4 family dwellings and home equity lines of credit or “HELOCs” secured by real estate decreased $31.2 million or 9.8% to $288.6 million comprising 40.8% of the Bank’s total loan portfolio at December 31, 2011 compared to $319.8 million comprising 42.8% of the Bank’s total loan portfolio at December 31, 2010.  The decrease is primarily due to the elimination of nonperforming acquired loans.  Loans in this segment of the portfolio have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  The Bank considers owner-occupied one-to-four family loans to be low risk because underwriting has always required 20% equity and qualified borrowers with proper debt service coverage ratios.  These loans provide a foundation for the sale of all other retail banking products and have always been a staple of the Bank’s portfolio.  However, the Acquired Bank’s loan portfolio included a number of residential real estate loans that do not meet the Bank’s underwriting standards and these borrowers were encouraged to bring loans current, pay delinquent taxes, and comply with the Bank’s underwriting standards or refinance at another financial institution or face foreclosure.   The greatest risks to the Bank in this segment are those one-to-four family residential real estate loans that are not owner occupied.  Many of these scattered site owner’s loans were generated by the Acquired Bank through its “Rehab and Go” and “Equity is Cash” programs.  Often rehab dollars were not invested in the property, the properties were over-appraised and rental property damage was prevalent but no replacement reserves were required, as would be the case in a commercial real estate loan.  The Bank is working to eliminate this group of acquired loans.  As a result, the significant portfolio decreases experienced in 2010 and 2011 will continue into 2012.  These loans were deeply discounted in the Bank’s bid to the FDIC and the Bank believes the credit risk associated with these loans is mitigated by this discount.

Residential real estate loans in the portfolio have historically been originated with maturities of one, two or three years to provide a re-pricing opportunity to the Bank when rates change.  Amortization periods offered to customers are 20-25 years depending on equity and loan-to-value ratios.  Customers seeking long term rate locks choose the secondary market products offered by the Bank where rates can be fixed for 15, 20 or 30 years.  These loans are then sold and as a result, do not impact the portfolio yields nor are they a factor in interest rate risk.  Loans from the Acquisition are either one-, two- or three-year balloons or Adjustable Rate Mortgages (“ARMs”).  While ARMs have not been the Bank’s vehicle of choice for rate management, they serve the purpose of providing annual rate adjustments after an initial fixed rate period of three to five years.  ARM loans from the Acquired Bank residential real estate loan portfolio have been repriced in 2010 and 2011 at the margin (2.625%) prescribed by Freddie Mac over their assigned indices.  A typical ARM index is the one year US Treasury note rate, which decreased to historic lows in 2011.  This rate was near 0.25% during the first half of 2011 but decreased to 0.10% for most of the second half of the year resulting in adjusted rates below 3.0% for ARM mortgage customers.  Of the variable rate mortgage loans repricable in Table 7, total ARM portfolio yields decreased 124 basis points to 4.78% at December 31, 2011 from 6.02% at December 31, 2010 as a result of these rate decreases.  Even with today’s low funding costs extremely low rates negatively impact the Bank’s net interest margin.

Multi-family real estate loans decreased $1.3 million or 3.1% to $39.8 million, representing 5.6% of the total loan portfolio at December 31, 2011 compared to $41.1 million comprising 5.5% of the total loan portfolio at December 31, 2010.  The loans in this category are collateralized by properties with more than four family dwelling units.  The Bank has always been conservative in requiring borrowers to be well-qualified and to provide their personal guaranty, as well as insisting on proper debt service coverage ratios and equity sufficient to sustain reasonable debt service in the event of interest rate pressure.  Loans in this category typically have maturities of 3, 4 or 5 years and are amortized over 15 to 20 years.  While any loan presents risk to the Bank, loans in this segment are performing quite well in the downturn because of the Bank’s underwriting criteria and with significant foreclosure activity in the market, many former homeowners are back in the rental market.

In total real estate loans decreased $29.6 million or 4.2% to $673.1 million at December 31, 2011 compared to $702.7 at December 31, 2010 primarily as result of the continued reduction in the Acquired Bank’s nonperforming 1-4 family loans.  Real estate loans accounted for 95.1% of the Bank’s total loan portfolio at December 31, 2011 and compared to 94.1% of the Bank’s total loan portfolio at December 31, 2010.

Installment loans decreased $3.9 million, or 20.8%, to $14.8 million at December 31, 2011 compared to $18.7 million at December 31, 2010 and $20.4 million at December 31, 2009 due to the elimination of acquired loans outpacing new business. These loans consist of auto loans, mobile home loans and unsecured consumer loans which have been decreasing at the Bank for several years.  Auto loan volume decreased despite improved new car sales in 2011 because dealer incentive financing makes this non-competitive.  The Bank has historically limited its exposure to mobile home loans and unsecured consumer loans.  However, the Bank acquired a number of such consumer loans in the Acquisition, many of which continue to perform, despite not meeting the Bank’s historical underwriting standards.

To ensure credit quality, overall credit management of portfolio loans in the Bank requires sound loan underwriting and administration, systematic monitoring of existing loans, effective loan review, early identification of problem loans, an adequate ALL and valid non-accrual and charge off policies.  As the economy weakened loan underwriting was strengthened at the Bank by reducing delegated authority for lenders in the branch locations to ensure that appropriate standards would be met on every credit request.  These precautions were extended through 2011 and deemed necessary as management believed many marketing opportunities were the result of marginally qualified borrowers, both commercial and consumer, attempting to leave their existing bank due to rate pressure, new requirements such as additional collateral or other restrictive terms.

The Bank’s loan operations center occupies a facility in the lower level of the West Allis branch, which is centrally located for the suburban and metropolitan Milwaukee offices and provides support to lending officers and loan customers.  Loan operations, documentation preparation, servicing and exception tracking take place in this facility.   Remote distribution (print-back) of prepared documents to the Bank’s branch locations via its wide area telecommunications network has made a positive contribution to loan efficiency since its roll-out and is a key factor in servicing the lenders in the Bank’s Racine and Kenosha locations.  Document preparation remains a centralized function, but electronic distribution eliminates the need for courier delivery of loan documents to the loan offices.  The loan processing department of the Acquired Bank has been absorbed into the Bank’s loan operations center.  Conversely, retail mortgage functions (other than underwriting, document preparation and data entry) for Freddie Mac and Fannie Mae are performed in Racine for the entire Bank.  This post-closing activity fits nicely into a separate group managed by the Bank’s senior vice president in charge of loan operations.

The collection practices for the Bank were centralized to more efficiently handle increases in past dues, collection efforts, foreclosures and repossessions from both legacy loans and acquired loans.   An executive vice president is now involved daily with debtors, attorneys, bankruptcy trustees, repossession companies, real estate agents and buyers of assets being liquidated.  The Bank has three collection divisions reporting to the EVP; commercial loan workouts, retail loan collection and collection of the secondary market real estate loan portfolio serviced by the Bank.  Loan losses and recoveries have been previously discussed in the narrative accompanying Table 3.  However, it is worth noting the dramatic shift for the Corporation.  At December 31, 2008, the Bank had no repossessed business assets, autos or trucks, boats or recreational vehicles in its possession and had only one parcel of foreclosed property, valued at $109,500.  At December 31, 2009, primarily due to the Acquisition, the Bank had 46 properties in OREO with book values aggregating $4.7 million.  At December 31, 2010, the Bank had 49 properties in OREO with book values of $5.4 million  and had 67 properties in OREO with book values of $7.4 million at December 31, 2011.  The increase of $2.0 million during 2011 is due to the addition of one property for $3.6 million.  However, the effort to work through troubled loans continued at an aggressive pace during 2011, as 20 potential foreclosures/OREO were avoided with short sales of the underlying real estate collateral and 100 properties were liquidated from OREO during 2011.  Indicative of the effort is the fact that of the 67 OREO properties at December 31, 2011, only 5 were also on the books as OREO at December 31, 2010.   The current centralized structure is the reason collection, repossession and liquidation is efficient.  The Bank’s goal is to minimize the delay in liquidation.  The Bank has used its own officers as the best source for identifying buyers for OREO.  A list complete with color photos and summary information is published to all 90 banking officers bi-weekly.  Management believes that these officers know which of the Bank’s existing customers are in the market for real estate and thus far this strategy has proven successful, accounting for the majority of the properties sold.  Management believes the significant number of foreclosure confirmations and OREO liquidation will continue in 2012.

The loan maturity distribution and interest rate sensitivity as of December 31, 2011 are displayed in Table 7 below.  The table displays the maturity distribution by loan classification.  Since commercial loans of $20.0 million and installment loans of $14.8 million account for only 2.8% and 2.1%, respectively, of the total selected loans, the majority of the Bank’s portfolio is collateralized by real estate.  Although not displayed in Table 7, $648.4 million or 91.6% of the total $707.8 million loan portfolio will reprice within a three year period as a result of the Bank’s use of one, two and three year notes as its primary borrowing agreement.  Real estate construction loans are typically floating rate loans with one year notes as evidenced by the fact that $23.1 million, or 49.6%, of loans in this class have maturities within one year.  Other real estate mortgage loans are predominantly notes with maturities of five years or less with $246.5 million, or 34.8%, repricing in one year or less, and an additional $321.0 million, or 45.4%, maturing in more than one year but less than five years.  The remaining $59.0 million, or 8.3%, of other real estate mortgage loans mature after five years however, most of these loans have a floating or variable rate structure that allows the Bank to reprice the loan after one year through five years.

Table 7
Maturities for Selected Loan Categories
(Dollars in Thousands)

	At December 31, 2011
		After
	Within	One year	After
	One	Through	Five
	Year	Five years	Years	Total

Selected loan maturities:
Commercial	$11,059	$8,880	$17	$19,956
Real estate construction	23,115	23,441	44	46,600
Other real estate mortgage	246,465	321,030	58,956	626,451
Installment and other loans	8,088	6,320	382	14,790

Total selected loans	$288,727	$359,671	$59,399	$707,797

Sensitivity of loans due after one year to changes in interest rates:
Loans to fixed interest rates		$311,601	$3,250
Loans at floating/variable interest rates		48,071	56,149

Total selected loans		$359,672	$59,399

Allowance for Loan Losses

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

Table 8 summarizes the ALL balances at the beginning and end of each year from 2007 through 2011, changes in the ALL arising from loans charged off and recoveries on loans previously charged-off, additions to the allowance that have been charged to expense and selected performance ratios.

Table 8
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007

Balance of allowance for loan losses at beginning of period	$9,527	$6,034	$5,945	$5,758	$5,709
Total loans charged-off	(7,128)	(4,551)	(3,740)	(1,229)	(597)
Total recoveries	243	1,114	123	116	166
Net loans charged-off	(6,885)	(3,437)	(3,617)	(1,113)	(431)
Additions to allowance charged to expense	8,370	6,930	3,706	1,300	480
Balance of allowance for loan losses at end of period	$11,012	$9,527	$6,034	$5,945	$5,758

Total loans	$707,7987	$746,829	$787,880	$599,646	$586,278

Total nonperforming loans(1)	$22,405	$24,615	$15,328	$8,613	$5,612

Ratio of allowance for loan losses to total nonperforming loans	49.15%	38.70%	39.37%	69.02%	102.60%
Ratio of nonperforming loans to total loans	3.17%	3.30%	1.95%	1.44%	0.96%
Ratio of nonperforming assets to total assets	2.49%	2.63%	1.78%	1.10%	0.71%
Ratio of net loans charged-off during the period to average loans outstanding	0.95%	0.45%	0.57%	0.19%	0.07%
Ratio of allowance at end of year to total loans	1.56%	1.28%	0.77%	0.99%	0.98%

(1)This amount excludes purchased credit-impaired loans.  Purchased credit-impaired loans have evidence of pre-Acquisition deterioration in credit quality.  Fair value of these loans as of the Acquisition Date includes estimates of credit losses.

The ALL represents management’s estimate of an amount adequate to provide for probable and inherent credit losses in the loan portfolio.  To assess the adequacy of the ALL, management uses significant judgment focusing on specific reserves applied to loans that are identified for evaluation on an individual loan basis.  In addition, loans are analyzed on a group basis using risk characteristics that are common to groups of similar loans.  The factors that are considered include changes in the size and character of the loan portfolio, changes in the levels of impaired and nonperforming loans, historical losses in each category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and the fair value of underlying collateral as well as changes to the fair value of underlying collateral.

At December 31, 2011, the ALL was $11.0 million, compared to $9.5 million at December 31, 2010.  As of December 31, 2011, the ratio of the ALL to total loans was 1.56% and covered 49.2% of nonperforming loans, compared to a ratio of 1.28% covering 38.7% of nonperforming loans at December 31, 2010.  The increase in the ratio of ALL to total loans during 2011 was due to both an increase in the ALL as well as a decrease in total loans.  Nonperforming loans, not including the acquired credit impaired nonperforming loans, were $22.4 million, or 3.2% of total loans as of December 31, 2011, compared to $24.6 million, or 3.3% of total loans at December 31, 2010.  Total interest income that was accrued but never recorded as income on loans on non-accrual was $2.7 million at December 31, 2011 and $3.2 million at December 31, 2010.  Net charge offs were $6.9 million and $3.4 million for 2011 and 2010, respectively. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 9 summarizes the components of the ALL at December 31, 2011, 2010 2009, 2008 and 2007.   Because assumptions and conditions used to estimate the ALL are subject to change, the components shown in Table 9 are not necessarily indicative of the trend of future loan losses in any particular loan category.  The Bank’s loans have historically been predominantly collateralized by real estate as shown in Table 6.

Table 9

ALLOWANCE FOR LOAN LOSS COMPONENTS
(Dollars in Thousands)

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in each		in each		in each		in each		in each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

Commercial, industrial, agricultural	$165	2.8%	$413	3.4%	$340	3.6%	$242	3.9%	$467	4.8%
Real Estate
Construction	586	6.6%	448	7.5%	518	8.4%	1,268	8.0%	837	7.5%
Commercial	3,730	42.1%	2,738	38.3%	1,712	36.2%	2,231	41.1%	2,756	41.6%
Residential	5,776	40.8%	4,594	42.8%	3,159	44.4%	2,134	38.8%	1,627	38.8%
Multifamily	595	5.6%	1,011	5.5%	245	4.8%	-	5.9%	-	4.9%
Installment loans to individuals	160	2.1%	242	2.5%	60	2.3%	70	2.3%	71	2.4%
Other Loans	-	- %	81	0.0%	-	0.3%	-	0.0%	-	0.0%
Total	$11,012	100%	$9,527	100.0%	$6,034	100.0%	$5,945	100.0%	$5,758	100.0%

At December 31, 2011, as can be seen in Table 9 above, $0.2 million of the ALL was allocated to potential losses on commercial, industrial or agricultural loans as a result of management’s analysis of commercial loans that comprise 2.8% of total loans in the Bank’s portfolio.  This allocation represents a decrease of $0.2 million from $0.4 million at December 31, 2010 when the commercial category represented 3.4% of total loans.   At December 31, 2011, $0.6 million of the ALL was allocated to potential losses on real estate construction financing, an increase of $0.1 million from $0.5 million at December 31, 2010.  Real estate construction financing represents 6.6% of total loans at December 31, 2011 compared to 7.5% of total loans at December 31, 2010.  At December 31, 2011, $3.7 million of the ALL was allocated to potential losses from commercial real estate loans, an increase of $1.0 million from $2.7 million at December 31, 2010.   Commercial property in the market served by the Bank continued to struggle in 2011 warranting this increase.  In addition, commercial real estate mortgage loans represented 42.1% of total loans at December 31, 2011, up from 38.3% at December 31, 2010.   At December 31, 2011, $5.8 million of the ALL was allocated to potential losses on residential real estate loans comprising 40.8% of total loans in the Bank’s portfolio. This allocation represents an increase of $1.2 million from $4.6 million at December 31, 2010, when residential real estate mortgage loans represented 42.8% of total loans.   As the economic slowdown persisted in 2011, management identified home mortgages requiring an additional reserve.  The Bank works with borrowers where possible to restructure and avoid foreclosure.   At December 31, 2011, $0.6 million of the ALL was allocated to potential losses from multifamily real estate loans, a decrease of $0.4 million from $1.0 million at December 31, 2010.   Multifamily real estate mortgage loans represented 5.6% of total loans at December 31, 2011 up from 5.5% at December 31, 2010.   At December 31, 2011 the reserve for installment loans to individuals remained at $0.2 million of the total ALL.  Installment loans represented 2.1% of total loans at the Bank in 2011, down from 2.5% in 2010.

Total loans decreased during 2011 as the acquired loan portfolio issues were addressed and the bank maintained its historical conservative underwriting standards.  Credit administration continues to remain a high priority, with management monitoring the Corporation’s loan portfolio to identify potential loan loss situations and to address any weaknesses promptly.  This will continue to be important going forward given the historical weak underwriting standards implicit in the loan portfolio of the Acquired Bank.  Management believes the ALL to be adequate at December 31, 2011.

Potential Problem Loans

Management uses an internal asset classification system as a means of reporting problem and potential problem assets.  At the quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention,” “Substandard” and “Doubtful” for the previous thirteen months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch.

The determination as to the classification of assets and the amount of valuation allowance is subject to review by the Bank’s regulator, the Office of the Comptroller of the Currency (the “OCC”) ,which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially adjust its allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLs.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate ALL.  The Bank analyzes its process regularly, with modifications made if needed, and reports those results four times per year at meetings of the Board of Directors.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Bank with liquidity, flexibility in asset/liability management, a source of stable income, and is structured to minimize the Corporation’s credit exposure.  It is the practice of the Corporation to hold securities to maturity.

Table 10
INVESTMENT SECURITIES PORTFOLIO
(Dollars in Thousands)

	December 31,
	2011		2010		2009
	Amortized	Percentage	Amortized	Percentage	Amortized	Percentage
	Cost	of Total	Cost	of Total	Cost	of Total
Obligations of:
States and political subdivisions (tax exempt)	$51,028	14.2%	$41,292	18.1%	$42,834	22.6%
States and political subdivisions (taxable)	12,118	3.4%	10,023	4.4%	2,435	1.3%
U.S. government sponsored entities	261,602	72.6%	176,389	77.4%	144,270	76.0%
Collateralized mortgage obligations	17,069	4.7%	-	-%	-	-%
Mortgage-backed securities	18,699	5.1%	-	-%	-	-%
Other	50	-%	100	0.1%	250	0.1%
Total investment securities	$360,566	100.0%	$227,804	100.0%	$189,789	100.0%

Fair value of investment securities	$363,252		$227,277		$191,485

Total assets at year end	$1,215,143		$1,141,687		$1,125,709

Average earning assets	$1,051,744		$1,014,977		$766,717

The total investment securities portfolio increased $132.8 million or 58.3% to $360.6 million at December 31, 2011 compared to $227.8 million at December 31, 2010.  At December 31, 2011, the total carrying value of investment securities represented 29.7% of total assets, compared to 20.0% at December 31, 2010.  The increase in the investment securities portfolio during 2011 was due to the reinvestment of excess liquidity created by deposit growth and a decline in total loan balances during the year.

States and political subdivisions (tax-exempt) investment securities increased $9.7 million or 23.6% to $51.0 million at December 31, 2011 compared to $41.3 million at December 31, 2010.  States and political subdivisions (taxable) investment securities increased $2.1 million or 20.9% to $12.1 million at December 31, 2011 compared to $10.0 million at year end 2010.  Municipal investments (tax-exempt and taxable) represent 17.6% of total investment securities at December 31, 2011 compared to 22.5% at December 31, 2010.  Management maintains overall quality as well as addresses its asset/liability management concerns by limiting purchases to rated investments of high quality or, on a limited basis, to well known local non-rated issues.  Diversity in the securities portfolio is maintained by limiting the amount of investment to any single debtor in the municipal category. At December 31, 2011, the Bank’s securities portfolio did not contain any obligations of any single issuer that were payable by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 2.7% of stockholders’ equity.

Investments in securities of U.S. government sponsored entities (“GSEs”) increased $85.2 million to $261.6 million at December 31, 2011 compared to $176.4 million at year end 2010. Investments include four GSEs; the Federal Farm Credit Bank, the Federal Home Loan Bank, the Federal National Mortgage Association (“Fannie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Investments in GSE securities represented 72.6% of total investment securities at December 31, 2011 compared to 77.4% in 2010.  Many of the GSEs purchased during 2011 represented relatively attractive yields initially with step-up features in which the yields are scheduled to increase in future periods.  Step-up provides the Bank the advantage of increasing yields in a rising rate environment.  The issuer receives the advantage of a call option in return and therefore the ability to reprice the security in a falling rate environment.  In 2011 the Bank’s portfolio experienced numerous calls as rates declined during the year.  GSEs such as Fannie Mae and Freddie Mac are not explicitly guaranteed by the U.S. government.  The U.S. government has, however, provided unlimited support to both entities since 2009.  The Federal Home Loan Bank and the Federal Farm Credit Bank are also GSEs.  To date neither of these GSEs has required support from the U.S. Government.

The Corporation diversified the investment portfolio in 2011 through the purchase of $17.1 million of collateralized mortgage obligations and $18.7 million of mortgage-backed securities.  These investments are guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”). Investments in collateralized mortgage obligations and mortgage-backed securities represented 4.7% and 5.1%, respectively, of the investment portfolio as of December 31, 2011.  These bonds are structured to return principal in a principal window significantly shorter than the maturity of the underlying mortgages.  The average life of the securities purchased is four to six years.  The cash flow will enhance the yield of the investment portfolio when interest rates rise as the economy strengthens.

The following table sets forth the maturities of investment securities at December 31, 2011, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

Table 11
INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION
(Dollars in Thousands)

			After One		More Than
	Within One Year		Within Five Years		Five Years
	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of:
States and political subdivisions (tax-exempt)	$5,824	5.28%	$29,301	4.41%	$15,903	3.72%
States and political subdivision (taxable)	2,086	1.98%	7,457	2.47%	2,575	2.52%
U.S. government sponsored entities	-	-%	35,000	1.46%	226,602	2.08%
Collateralized mortgage obligations	-	-%	14,975	2.07%	2,094	2.37%
Mortgage-backed securities	-	-	11,534	2.58%	7,166	2.41%
Corporate entities	50	2.57%	-	-%	-	-%
	$7,960		$98,267		$254,340

Tax equivalent adjustment for calculation of yield	$118		$446		$196

Note: The weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

As indicated in Table 11, $8.0 million or 2.2% of total investment securities mature within one year.  An additional $98.3 million or 27.3% matures after one year and within five years.  The remaining $254.3 million or 70.6% have stated maturities extending beyond 5 years.  Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.  Many of the GSEs purchased during 2011 have step-up features in which the interest rate paid on the security is scheduled to increase in future years.  While these GSEs securities have an average stated maturity of 7.8 years, all of the GSEs securities are callable by the issuers.  In addition, many of the collateralized mortgage obligations and mortgage backed securities have long stated maturities but have estimated average lives of 4.3 years and 3.9 years, respectively.

Deposits

Deposits are the Bank’s largest source of funds. The Bank competes in Southeastern Wisconsin with other financial institutions such as banks, thrifts and credit unions, as well as non-bank institutions, for retail and commercial deposits.  The Bank continues to market its checking accounts and had continued success in 2011 with completely free checking (non-interest-bearing), several options for interest-bearing checking and for Investor Checking, a tiered product.  The interest-bearing checking options offered are desirable to the Bank as low cost core deposit growth.  Depositors earn interest, but the yields paid on these products are low compared to other funding costs.

Table 12

AVERAGE DAILY BALANCE OF DEPOSITS AND AVERAGE RATE PAID ON DEPOSITS
(Dollars in Thousands)

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$161,355	-%	$156,011	-%	$127,301	-%
Transaction Accounts	256,241	0.19%	247,950	0.35%	171,761	0.57%
Money Market Accounts	199,816	0.51%	155,195	0.85%	101,811	1.25%
Savings	182,093	0.21%	164,378	0.31%	142,142	0.41%
Time deposits (excluding time certificates of deposit of $100,000 or more)	120,793	1.41%	124,966	1.35%	65,039	4.47%
Time deposits ($100,000 or more)	72,354	1.38%	104,045	1.30%	100,049	1.51%
	$992,652		$952,545		$708,103

For the year ended December 31, 2011 average daily deposits were $992.7 million, an increase of $40.1 million or 4.0% over $952.6 million at December 31, 2010.  The Bank continued to have substantial organic deposit growth across most of the branches, including those that it acquired, due to a strong product line, convenient hours and locations, and successful marketing campaigns.

Average non-interest-bearing demand deposits increased $5.4 million or 3.4% to $161.4 million at December 31, 2011 compared to $156.0 million at December 31, 2010 as many customers opted for the safety of a fully guaranteed deposit solution over the nominal returns they would receive in an interest-bearing transaction account.

Transaction accounts consist of interest-bearing checking held by individuals, municipalities, non-profit organizations and sole proprietorships.  Average transaction accounts increased $8.3 million or 3.3% to $256.2 million at December 31, 2011 compared to $247.9 million on December 31, 2010.  The blended rate for all transaction accounts in 2011 was 0.19% a decrease of 16 bp from 0.35% in 2010.

The daily average balance of money market deposit accounts increased $44.6 million or 28.8% to $199.8 million for 2011 compared to $155.2 million in 2010.  The increase in money market accounts during 2011 is due to the relatively attractive interest rates paid on this product compared to certain transaction accounts and longer term certificates of deposits.  The yield on money market deposits decreased 34 bp to 0.51% for 2011 from 0.85% in 2010.

The daily average balance of savings accounts increased $17.7 million or 10.8% to $182.1 million for the year ended December 31, 2011 from $164.4 million at December 31, 2010.  The yield on basic savings was 0.15% in 2011 and 0.20% in 2010.  Savings sweep accounts for businesses increased the blended savings yields to 0.21% and 0.31% for 2011 and 2010, respectively.  The sweep rates are tied to the Fed funds rate and vary as that index moves.

The daily average balance of time deposits decreased by $35.9 million, or 15.7% to $193.1 million at December 31, 2011, from $229.0 million at December 31, 2010.  The decline was primarily due to deposits moving from fixed rate products with longer terms into floating interest rate products, such as money market accounts given the very low rates available in 2011.  Within that total, time deposits $100,000 or more decreased $31.6 million or 30.5% to $72.4 million at year-end 2011 from $104.0 million at December 31, 2010.  The yield on time deposits $100,000 or more was 1.38% in 2011, up from 1.30% in 2010.  The average yields increased as there was a higher proportion of longer term CD’s with higher interest rates relative to the previous year.  Time deposits less than $100,000 decreased $4.2 million or 3.3% to $120.8 million at year-end 2011 from $125.0 million at December 31, 2010.  The yield on time deposits less than $100,000 was 1.41% in 2011, up from 1.35% in 2010.  The increase in the yield on time deposits less than $100,000 was due to interest expense being reduced by $1.4 million in 2010 due to the amortization of the deposit premium associated with the Acquisition.  The premium was fully amortized during 2010 and therefore did not reduce interest expense in 2011.

A total of $10.0 million or 13.8% of time deposits in amounts $100,000 or more mature in three months or less, an additional $17.1 million or 23.6% mature between 3 and 6 months, and $23.6 million or 32.6% mature between 6 and 12 months, making the total maturing in one year or less $50.7 million or 70.0%, as shown in Table 13 below.  As a result, these investments earn a lower yield (being on the short end of a normal yield curve) and because they mature faster, renew at lower rates given the relatively low interest rate environment of 2010.  As shown in Table 12 above, the yield on time deposits excluding time deposits of $100,000 or more was 1.41% in 2011, up from 1.30% in 2010.  Certificate of deposits less than $100,000 have a more even maturity distribution from short term to 60 months, which is the longest investment term offered by the Bank. Therefore, these depositors earn higher rates as deposits are spread evenly throughout the yield curve and do not reprice at lower rates as quickly.

The Bank has no brokered certificates of deposit and does not participate in any CDars programs.  Certificate of deposits of $100,000 or more are generally drawn from the Bank’s market and from its customers.  Core deposits are crucial to the success of a financial institution and the Corporation considers these certificates of deposit in amounts of $100,000 or more to be core deposits.

Table 13

MATURITY DISTRIBUTION
TIME DEPOSITS IN AMOUNTS OF $100,000 AND OVER
(Dollars in Thousands)
December 31, 2011
Three months or less	$9,951
After 3 through 6 months	17,105
After 6 through 12 months	23,627
After 1 year through 2 years	10,811
After 2 years through 3 years	3,962
After 3 years through 4 years	4,342
After 4 years through 6 years	2,556
$72,354

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

It has been management’s practice not to sell portfolio loans or securities prior to maturity.  The use of available credit facilities has been the principal source of liquidity when needed.   At December 31, 2011, the Bank has a combined $50.0 million approved Fed funds purchased facility with two correspondent banks.  There were no Fed funds purchased outstanding at December 31, 2011 or 2010.  Management has avoided the use of brokered deposits; however the Bank has, through its normal day-to-day activity, developed deposit relationships with a number of local government entities and has pledged securities and loans to these depositors to meet their collateral requirements.  The Bank continues to attract deposits by offering competitive deposit rates and by offering a high level of service with extended hours, seven days per week banking and forty-four locations in Southeastern Wisconsin.

Other sources of liquidity consist of accounts due to the Federal Reserve Bank under a $7,000,000 treasury, tax and loan depository agreement.  Such borrowings bear interest at the lender bank’s announced daily federal funds rate and mature on demand.  The Bank did not have any Treasury, tax and loan account balances outstanding as of December 31, 2011.  Treasury, tax and loan account balances totaled $4.8 million at December 31, 2010.  Such accounts generally are repaid within one to 120 days from the transaction date and are collateralized by a pledge of investment securities with a carrying value of $7.0 million and $7.2 million at December 31, 2011 and 2010, respectively.

The Bank may also borrow through securities sold under repurchase agreements (reverse repurchase agreements).  Reverse repurchase agreements, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  They are reflected at the amount of cash received in connection with the transaction.  The Bank had no borrowings outstanding under reverse repurchase agreements at December 31, 2011 and 2010, respectively and, accordingly, did not pledge any U.S. government -sponsored entity securities municipal obligations as collateral under its master repurchase agreement as of those dates.  At December 31, 2011, however, the Bank could pledge up to $182.9 million of securities as collateral under the existing agreements if needed to obtain additional borrowings. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The Bank may also borrow through the Federal Reserve Bank Discount Window short term funds up to the amount of $52,708,500 and $74,412,000 as of December 31, 2011 and 2010, respectively.  These funds are secured by U.S. government sponsored entity securities or qualified municipal securities totaling $58,565,000 and $82,680,000 as of December 31, 2011 and 2010, respectively.

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

Table 14
	CAPITAL
	(Dollars and Share Numbers in Thousands)

	December 31,
	2011	2010	2009

Total stockholders’ equity	$121,980	$114,335	$121,396
Tier 1 capital	$120,816	$112,741	$119,226
Total capital	$130,371	$122,268	$125,260
Book value per common share	$13.70	$12.84	$13.63
Cash dividends declared per common share	$0.21	$2.40	$1.08

Equity to assets ratio	10.50%	10.01%	10.78%
Tier 1 leverage ratio	10.63%	10.37%	12.03%
Tier 1 risk-based capital ratio	15.84%	14.52%	15.09%
Total risk-based capital ratio	17.08%	15.75%	15.86%

Shares outstanding (period end)	8,905	8,905	8,905
Basic shares outstanding (average)	8,905	8,905	8,905
Diluted shares outstanding (average)	8,905	8,905	8,905

Total stockholders’ equity at December 31, 2011 increased $7.7 million to $122.0 million, or $13.70 book value per common share compared with $114.3 million, or $12.84 book value per common share at December 31, 2010.

The increase in stockholders’ equity during 2011 was the result of only one  regular quarterly dividend declaration being made during 2011, as the Corporation declared a special dividend of $1.20 per share paid on December 10, 2010 to shareholders of record date at November 30, 2010.  This dividend was intended to prepay 2011 dividends due to the possibility of less favorable tax treatment of dividend income in 2011.  As a result of the dividend paid in December 2010, the Board eliminated dividend payments for all of 2011.  At the December 2011 meeting the Board resumed quarterly dividends by declaring a dividend of $0.21 per share payable January 13, 2012 to shareholders of record January 3, 2012.  The Board will continue to review earnings, monitor regulatory developments and consider other appropriate factors relative to declaring future dividends.  Stockholders’ equity to assets at December 31, 2011 was 10.50%, up from 10.01% at December 31, 2010.  The increase was due to the growth in retained earnings exceeding dividends declared during 2011.

As previously discussed, there were no cash dividends paid during 2011 compared to $2.40 per share of cash dividends paid in 2010 which consisted of regular dividends of $1.20 per share and a special pre-paid dividend of $1.20 per share.

As of December 31, 2011 the Corporation’s Tier 1 leverage ratio was 10.63% compared to 10.37% at December 31, 2010.  Tier 1 risk-based capital ratios were 15.84% and 14.52% at December 31, 2011 and 2010, respectively, and total risk-based capital ratios were 17.08% and 15.86% at December 31, 2011 and 2010, respectively.  All ratios are significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes that the Corporation has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Off-Balance Sheet Arrangements

The Bank uses certain derivative financial instruments to meet the ongoing credit needs of its customers and to manage the market exposure of its residential loans held for sale and its commitments to extend credit for residential loans.  Derivative financial instruments include commitments to extend credit and forward loan sale commitments.  The Bank does not use interest rate contracts (e.g. swaps, caps or floors) or other derivatives to manage interest rate risk and has none of these instruments outstanding at December 31, 2011 or 2010.  The Bank, through its normal operations, does have loan commitments and standby letters of credit outstanding as of December 31, 2011 and December 31, 2010 in the amount of $109.9 million and $110.3 million, respectively.  These items are further explained in Note 15 of Notes to Consolidated Financial Statements.

Table 15
CONTRACTUAL OBLIGATIONS
PAYMENTS DUE BY PERIOD AT DECEMBER 31, 2011
(Dollars in Thousands)

		Less One	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

Certificates of Deposit and other time deposits	$179,660	$134,028	$33,004	$12,628	$-
Short-term debt obligations	-	-	-	-	-
Minimum operating lease obligations	4,676	1,120	2,084	954	518

Total	$184,336	$135,148	$35,088	$13,582	$518

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

At December 31, 2011, the Bank’s balance sheet was asset sensitive to interest rate movements for principal amounts maturing in one year.  Asset sensitive means that assets will reprice faster than liabilities.  In a rising rate environment, an asset sensitive bank will generally benefit.  Liability sensitive means interest-bearing deposits will reprice faster than assets.  In a rising rate environment a liability sensitive bank will generally not benefit.

Table 16
TRI CITY BANKSHARES CORPORATION
QUANTITATIVE DISCLOSURES OF MARKET RISK
December 31, 2011
(Dollars in Thousands)

	Principal Amount Maturing in:							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	12/31/11
Rate-sensitive assets:
Fixed interest rate loans	$204,333	$145,761	$130,170	$17,575	$20,119	$7,204	$525,162	$528,433
Average interest rate	5.53%	6.01%	5.89%	5.75%	5.04%	5.75%	5.74%
Variable interest rate loans	$87,523	$23,107	$21,928	$1,423	$1,613	$47,421	$183,015	$184,155
Average interest rate	4.11%	4.70%	4.24%	6.39%	5.39%	4.55%	4.34%
Fixed interest rate securities	$7,958	$27,151	$8,923	$18,260	$33,934	$108,590	$204,816	$207,395
Average interest rate	4.51%	2.68%	4.53%	3.13%	2.19%	2.33%	2.60%
Variable interest rate securities	$-	$-	$-	$-	$10,000	$145,750	$155,750	$156,018
Average interest rate	-%	-%	-%	-%	.75%	1.96%	1.88%
Other interest bearing assets	$55,121	$-	$-	$-	$-	$-	$55,121	$55,121
Average interest rate	.11%	-%	-%	-%	.-%	-%	.11%

Rate –sensitive liabilities
Savings and interest bearing checking	$714,052	$-	$-	$-	$-	$-	$714,052	$714,052
Average interest rate	.30%	-%	-%	-%	.-%	-%	.30%
Time deposits	$134,028	$25,630	$7,374	$6,907	$5,721	$-	$179,660	$178,237
Average interest rate	.89%	2.17%	1.87%	2.09%	1.81%	-%	1.19%
Variable interest rate
Borrowings	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate	-%	-%	-%	-%	.-%	-%	-%

TRI CITY BANKSHARES CORPORATION
QUANTITATIVE DISCLOSURES OF MARKET RISK
December 31, 2010
(Dollars in Thousands)

	Principal Amount Maturing in:							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10
Rate-sensitive assets:
Fixed interest rate loans	$231,756	$122,142	$151,804	$19,135	$9,307	$10,634	$544,778	$550,290
Average interest rate	6.44%	6.69%	6.53%	6.30%	6.47%	5.87%	6.51%
Variable interest rate loans	$90,376	$14,458	$16,326	$9,806	$1,418	$69,667	$202,051	$204,095
Average interest rate	4.52%	4.67%	4.87%	4.47%	6.97%	6.20%	5.15%
Fixed interest rate securities	$51,474	$11,778	$16,459	$8,175	$10,235	$8,593	$106,714	$108,137
Average interest rate	1.51%	2.63%	1.73%	3.15%	1.66%	1.60%	1.81%
Variable interest rate securities	$-	$-	$20,000	$-	$20,000	$81,090	$121,090	$119,139
Average interest rate	-%	-%	.50%	-%	1.00%	1.22%	1.06%
Other interest bearing assets	$88,222	$-	$-	$-	$-	$-	$88,222	$88,222
Average interest rate	0.15%	-%	-%	-%	.-%	-%	0.15%

Rate –sensitive liabilities
Savings and interest bearing checking	$644,240	$-	$-	$-	$-	$-	$644,240	$644,240
Average interest rate	0.47%	-%	-%	-%	.-%	-%	0.47%
Time deposits	$174,628	$15,770	$11,030	$2,959	$6,699	$-	$211,086	$208,848
Average interest rate	1.36%	2.15%	3.91%	2.87%	2.20%	-%	1.60%
Variable interest rate
Borrowings	$4,816	$-	$-	$-	$-	$-	$4,816	$4,816
Average interest rate	0.05%	-%	-%	-%	.-%	-%	0.05%

As indicated in Table 16, the majority of the Bank’s earning assets mature within the next three years.  Fixed interest rate loans in the amount of $204.3 million, $145.8 million and $130.2 million mature respectively in 2012, 2013 and 2014.  These fixed rate loans total $480.3 million or 92.8% of all fixed-rate loans at December 31, 2011. As of December 31, 2010 fixed rate loans maturing in three years or less were $505.7 million or 91.2% of all fixed rate loans.  Although there was a decline in fixed rate loans during 2011, the maturity distribution indicates very little change from December 31, 2010.  The Bank’s traditional vehicles for lending remain residential real estate loans and commercial real estate loans held in its portfolio with a note maturity of one to three years.  The average interest rate on total fixed rate loans decreased 77 bp to 5.74% for 2011 from 6.51% in 2010 due to a decrease in rates on renewed loans.

The Bank offers lines of credit to businesses and HELOCs to consumers.  These loans typically have floating rates indexed to the Bank’s reference rate or, in the case of HELOCs, to the prime rate as published by the Wall Street Journal.  The Bank also has variable rate ARM loans in the portfolio as a result of the Acquisition.  ARM loans reprice at the margin prescribed by Freddie Mac over their assigned indices.  Total variable interest rate loans decreased $19.0 million or 9.4% to $183.0 million at December 31, 2011 from $202.0 million at December 31, 2010.  The maturity distribution of variable interest rate loans is not a measure of interest rate risk, as interest rates are adjusted daily for most commercial lines and HELOCs when the associated index changes.  The average interest rate on variable rate loans decreased to 4.34% as of December 31, 2011 compared to 5.15% as of December 31, 2010 due to a decrease in rates on renewed loans and historically low ARM index rates.

As indicated in Table 16, investment securities at December 31, 2011 comprised $204.8 million in fixed rate investments and $155.8 million in variable rate investment securities totaling $360.6 million, an increase of $132.8 million or 58.3% compared to $227.8 million at December 31, 2010.  The increase in investment securities was the result of the excess liquidity generated as total loans decreased while deposits increased during 2011.

Fixed rate investment securities increased $98.1 million or 91.9% to $204.8 million at December 31, 2011 compared to $106.7 million at December 31, 2010 with the maturities well distributed.  On December 31, 2011, $108.6 million or 53.0% of the $204.8 million of fixed-rate investment securities had maturities greater than five years (after 2016).  On December 31, 2010, only $8.6 million or 8.1% of a total of $106.7 million fixed rate investment securities had maturities greater than five years (after 2015).  As a result of investing in securities with longer term maturities, the average interest rate on the fixed rate investment securities increased 79 bp to 2.60% at December 31, 2011 from 1.81% at year-end 2010.  Fixed rate securities in the Bank’s portfolio issued by GSE’s have call features providing additional yield to the investor.  In return the issuer has the opportunity to reprice the investment in a declining rate environment.  Call protection varies from three to twelve months from issuance.  In 2011 a significant amount of the Bank’s fixed rate investment portfolio was called necessitating reinvestment.  During the year the Bank began a move into Mortgage Backed Securities (“MBS”) which are fixed-rate investments with much longer maturities.  However, the MBS have structured principal payments resulting in reinvestable cash flow much earlier than the maturity of the underlying mortgages.  The fixed rate MBS investments purchased by the Bank have a weighted average life of two to six years.

Variable rate investment securities increased $34.7 million or 28.6% to $155.8 million at December 31, 2011 compared to $121.1 million at December 31, 2010.  While the amount of variable rate investment securities increased, the majority of the variable rate investment securities purchased in prior periods were called during the year as interest rates remained at very low levels.  As a result, there was a significant amount of variable rate investment securities purchased during 2011 with similar structures to those that were called but with higher initial rates and more modest step-up features by which the yields are scheduled to increase in future periods.  The maturity distribution of variable interest rate investment securities is not a measure of interest rate risk as a result of the step-up feature which will increase the interest rate received in future years but these securities are callable by the issuer.  On December 31, 2011, $145.8 million or 93.6% of a total of $155.8 million of the variable rate investment securities had maturities greater than five years (after 2016).  On December 31, 2010, $81.1 million or 67.0% of a total of $121.1 million of the variable rate investment securities had maturities greater than five years (after 2015).  As a result of re-investing funds that were called into securities with higher initial yields, the average interest rate on the variable rate investment securities increased 82 bp to 1.88% at December 31, 2011 from 1.06% at year end 2010.

At December 31, 2011, other interest-bearing assets consisting of overnight funds invested as Fed funds sold to a correspondent bank were $55.1 million with an average interest rate of 0.11% compared to other interest-bearing assets of $88.2 million with an average rate of 0.15% at December 31, 2010.

Rate-sensitive liabilities create funding that is predominantly short term, with $714.0 million in savings and interest bearing checking accounts at December 31, 2011 that have no stated maturity and are considered to be floating rate funds.  This is a $69.8 million or 10.8% increase from $644.2 million in 2010, which is primarily due to core deposit growth as well as a seasonal increase in municipal deposits in the fourth quarter.  Historically, the Bank has relied on core deposit growth in these areas because funding costs for both products are the lowest of the various interest bearing products offered by financial institutions.  The average interest rate on savings and interest-bearing checking decreased 17 bp to 0.30% at December 31, 2011 from 0.47% at December 31, 2010. Time deposit balances maturing in one year or less decreased $40.6 million or 23.3% to $134.0 million at December 31, 2011 compared to $174.6 million at December 31, 2010.   Time deposit balances maturing in 2013 through 2016 at December 31, 2011 increased $9.2 million or 25.2% from balances at December 31, 2010.  There were no time deposit balances maturing after 2016 at December 31, 2011 or after 2015 at December 31, 2010.  Total time deposits decreased $31.4 million or 14.9% to $179.7 million at December 31, 2011 compared to $211.1 million at December 31, 2010 as customers moved funds out of fixed rate instruments into variable interest rate instruments during the bottom of the interest rate cycle.  The average interest rate of time deposits decreased 41 bp to 1.19% at December 31, 2011 from 1.60% at December 31, 2010.

The Corporation’s funding acquisition and deployment strategy, management reporting and board approved limits target a cumulative ratio of 1.0 for Rate Sensitive Assets vs. Rate Sensitive Liabilities (“RSA/RSL”) at one year.  The Bank RSA/RSL ratio is 1.20 at December 31, 2011 (where a cumulative ratio of 1.0 is balanced and neither asset nor liability sensitive after one year).  The asset sensitive difference of 0.20 means that $124.2 million more earning assets will be rate adjusted than interest bearing liabilities at December 31, 2011.   As of December 31, 2011, the 12 month weighted liability gap is $64.8 million, a decrease of $12.6 million from a $77.4 million weighted liability gap at December 31, 2010.  The weighted gap indicates the excess average balance of liabilities (in the case of a liability sensitive company) subject to re-pricing earlier than assets.  The ratio and analysis includes assumptions that closely follow the Bank’s techniques for managing risk: lagged interest rate adjustments, administered rate products, rate adjustment of cash flow from amortization and prepayment of loans through reinvestment, and the reinvestment of maturing assets and liabilities.  In this case, the 12 month weighted liability gap is due to more floating rate liabilities than floating rate assets that can be immediately repriced.

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

Table 17
	NET INTEREST INCOME OVER ONE YEAR HORIZON
	(Dollars in Thousands)

	Amount	Dollar Change	Percentage Change

+200 bps	$50,982	$602	$1.20%
+100 bps	50,641	260	0.52%
Base	50,381	-	-%
-100 bps	48,882	(1,499)	(2.97)%
-200 bps	45,732	(4,648)	(9.23)%

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

Tri City Bankshares Corporation
Selected Financial Data

	2011	2010	2009	2008	2007
Results of Operations:
Total interest income	$53,196,793	$61,928,649	$44,386,514	$43,451,436	$45,067,344
Total interest expense	4,583,358	5,712,618	6,953,466	9,517,508	12,574,378
Net interest income	48,613,435	56,216,031	37,433,048	33,933,928	32,492,966
Provision for loan losses	8,370,000	6,930,000	3,705,555	1,300,000	480,000
Net interest income after PLL	40,243,435	49,286,031	33,727,493	32,633,928	32,012,966
Non-interest income	14,790,163	16,476,536	14,597,386	12,885,068	11,264,942
Non-interest expense	40,824,792	43,078,525	34,086,548	29,202,122	28,017,292
Acquisition-related gain	-	-	21,474,123	-	-
Provision for income tax	4,692,601	8,374,000	13,635,000	5,292,500	5,284,000
Net income	$9,516,205	$14,310,042	$22,077,454	$11,024,374	$9,976,616

Per Share Data:
Basic earnings per share	$1.07	$1.61	$2.48	$1.24	$1.13
Cash dividends declared per share	$0.21	$2.40	$1.08	$1.04	$1.00

Selected Financial Condition Data (at December 31):
(Dollars in Thousands)

Total assets	$1,215,143	$1,141,687	$1,125,709	$792,933	$790,027
Total net loans	696,786	737,302	781,846	593,701	580,521
Held to maturity investment securities	360,566	227,804	189,789	106,651	110,551
Total deposits	1,070,480	1,018,447	987,984	677,678	665,804
Total stockholders’ equity	121,981	114,335	121,396	108,936	106,767

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

	OTCQB Pink Quote
	Bid Quotations

Fiscal Quarter Ended	High	Low
March 31, 2010	$19.50	$17.01
June 30, 2010	19.50	18.00
September 30, 2010	19.25	18.25
December 31, 2010	22.75	17.55
March 31, 2011	18.85	17.50
June 30, 2011	18.00	17.25
September 30, 2011	17.25	15.35
December 31, 2011	18.45	16.60

As of December 31, 2011, the number of account holders of record of the Corporation’s common stock was 580.

The Corporation declared one quarterly cash dividend in 2011 in the amount of  0.21 per share.  This dividend was declared on December 9, 2011 and payable on January 13, 2012.  Quarterly dividends of $0.30 per share were paid each of the four quarters of 2010.  An additional dividend was declared of $1.20 per share on October 13, 2010, payable on December 10, 2010, in anticipation of potential tax law changes there were expected to but did not occur.

The Corporation is not party to any loan agreement, indenture or other agreement which restricts its ability to pay dividends; however, the Wisconsin Business Corporation Law authorizes directors to declare and pay cash dividends only out of the Corporation’s unreserved and unrestricted earned surplus.  See Note 20 to consolidated financial statements for restrictions imposed by regulatory agencies upon the Bank’s ability to transfer funds to the parent corporation.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total stockholder return on the Corporation's common stock over the last five fiscal years compared to the returns of the Standard & Poor's 500 Stock Index and S&P 500 Commercial Banks Index compiled by Standard & Poor's and consisting of 13 regional banks, assuming that $100 is invested on December 31, 2006 with dividends reinvested.

PERIOD		S&P 500 COMMERCIAL	TRI CITY
(FISCAL YEAR COVERED)	S&P 500	BANKS	BANKSHARES
2006	100.00	100.00	100.00
2007	105.49	80.31	103.56
2008	66.46	63.40	78.12
2009	84.05	59.60	116.36
2010	96.71	72.20	119.95
2011	98.75	64.87	119.13

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tri City Bankshares Corporation

We have audited the accompanying consolidated balance sheets of Tri City Bankshares Corporation and subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri City Bankshares Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and cash flows for each of the three years ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Milwaukee, Wisconsin
March 16, 2012

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

ASSETS
	2011	2010
Cash and due from banks	$52,942,095	$39,849,020
Federal funds sold	55,121,113	88,221,710
Cash and cash equivalents	108,063,208	128,070,730
Held to maturity securities, fair value of $363,252,684 and $227,276,572 as of 2011 and 2010, respectively	360,566,062	227,803,832
Loans held for investment, less allowance for loan losses of $11,012,088 and $9,526,592 as of 2011 and 2010, respectively	696,785,798	737,302,103
Premises and equipment - net	19,146,870	20,321,474
Cash surrender value of life insurance	12,491,722	12,024,264
Mortgage servicing rights - net	1,598,802	1,702,696
Core deposit intangible	1,005,135	1,423,354
Other real estate owned	7,350,678	5,407,205
Accrued interest receivable and other assets	8,134,624	7,631,485
TOTAL ASSETS	$1,215,142,899	$1,141,687,143

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand	$176,767,314	$163,121,460
Savings and NOW	714,052,479	644,239,785
Other time	179,660,109	211,086,047
Total Deposits	1,070,479,902	1,018,447,292
Other borrowings	-	4,815,964
Payable for investments purchased	17,165,797	-
Other liabilities	5,516,471	4,089,334
Total Liabilities	1,093,162,170	1,027,352,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding in 2011 and 2010	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	86,532,344	78,886,168
Total Stockholders' Equity	121,980,729	114,334,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,215,142,899	$1,141,687,143

See accompanying notes to consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
INTEREST INCOME
Loans	$46,957,702	$56,721,563	$40,125,009
Investment securities
Taxable	4,804,949	3,643,942	2,792,315
Tax exempt	1,386,998	1,482,349	1,412,812
Federal funds sold	27,818	61,469	21,806
Other	19,326	19,326	34,572
Total Interest Income	53,196,793	61,928,649	44,386,514
INTEREST EXPENSE
Deposits	4,570,769	5,711,774	6,922,648
Other borrowings	12,589	844	30,818
Total Interest Expense	4,583,358	5,712,618	6,953,466
Net Interest Income before Provision for Loan Losses	48,613,435	56,216,031	37,433,048
Provision for loan losses	8,370,000	6,930,000	3,705,555
Net Interest Income after Provision for Loan Losses	40,243,435	49,286,031	33,727,493
NONINTEREST INCOME
Service charges on deposits	9,986,812	10,180,904	9,921,208
Loan servicing income	317,687	349,842	(31,636)
Net gain on sale of loans	1,248,797	1,421,550	2,320,738
Increase in cash surrender value of life insurance	467,458	471,581	505,093
Bargain purchase gain	-	-	21,474,123
Non-accretable loan discount	2,247,167	2,268,873	661,633
Other income	522,242	1,783,786	1,220,350
Total Noninterest Income	14,790,163	16,476,536	36,071,509
NONINTEREST EXPENSES
Salaries and employee benefits	22,037,202	22,738,774	17,670,068
Net occupancy costs	4,067,094	3,958,806	3,266,406
Furniture and equipment expenses	1,886,925	2,200,688	1,895,944
Computer services	3,678,813	3,504,256	3,226,850
Advertising and promotional	1,033,215	1,173,330	976,295
FDIC and other regulatory assessments	1,316,754	2,459,307	1,098,865
Office supplies	790,283	834,013	717,815
Acquisition expenses	-	370,214	619,902
Core deposit intangible amortization	418,219	567,713	111,934
Other expenses	5,596,287	5,271,424	4,502,469
Total Noninterest Expenses	40,824,792	43,078,525	34,086,548
Total Income before Taxes	14,208,806	22,684,042	35,712,454
Less: Income tax expense	4,692,601	8,374,000	13,635,000
NET INCOME	$9,516,205	14,310,042	$22,077,454

Basic earnings per share	$1.07	1.61	$2.48

Dividends per share	$0.21	2.40	$1.08

Weighted average shares outstanding	8,904,915	8,904,915	8,904,915

See accompanying notes to consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2011, 2010 and 2009

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total

BALANCES – January 1, 2009	$8,904,915	$26,543,470	$73,487,881	$108,936,266
Net income	-	-	22,077,454	22,077,454
Cash dividends - $1.08 per share	-	-	(9,617,416)	(9,617,416)

BALANCES – December 31, 2009	8,904,915	26,543,470	85,947,919	121,396,304
Net income	-	-	14,310,042	14,310,042
Cash dividends - $2.40 per share	-	-	(21,371,793)	(21,371,793)

BALANCES – December 31, 2010	8,904,915	26,543,470	78,886,168	114,334,553
Net income	-	-	9,516,205	9,516,205
Cash dividends - $0.21 per share	-	-	(1,870,029)	(1,870,029)

BALANCES – December 31, 2011	$8,904,915	$26,543,470	$86,532,344	$121,980,729

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,516,205	$14,310,042	$22,077,454
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	2,149,444	2,250,653	2,247,216
(Accretion) amortization of servicing rights, premiums and discounts	(6,696,585)	(10,373,438)	928,315
Gain on sale of loans	(1,248,797)	(1,421,550)	(2,320,738)
Amortization of other intangibles	418,219	567,713	111,934
Provision for loan losses	8,370,000	6,930,000	3,705,555
Expense (Benefit) for deferred income taxes	(1,170,000)	(4,684,000)	7,405,000
Proceeds from sales of loans held for sale	56,224,575	66,009,353	120,244,292
Originations of loans held for sale	(55,365,375)	(64,983,128)	(118,815,640)
Increase in cash surrender value of life insurance	(467,458)	(471,581)	(505,093)
(Gain) loss on other real estate owned	(700,534)	(1,376,007)	377,876
Gain on disposal of premises and equipment	(26,250)	(72,109)	-
Net gain on acquisition	-	-	(21,474,123)
Net change in:
Accrued interest receivable and other assets	(503,139)	6,298,979	(5,990,417)
Payable for investments purchased	17,165,797	-	-
Accrued interest payable and other liabilities	727,108	(5,743,500)	1,747,089

Net Cash Flows Provided by Operating Activities	28,393,210	7,241,427	9,738,720

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	246,482,676	182,949,588	66,737,249
Purchases	(380,118,180)	(221,817,712)	(141,440,231)
Net decrease in loans	29,953,612	40,659,828	1,046,334
Purchases of premises and equipment – net	(987,490)	(2,858,680)	(1,163,882)
Proceeds from sale of other real estate owned	9,013,104	9,317,897	1,724,575
Proceeds from sales of premises and equipment	38,900	380,090	-
Net cash received in FDIC assisted transactions	-	-	58,550,538

Net Cash Flows Provided by (Used) in Investing Activities	(95,617,378)	8,631,011	(14,545,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	52,032,610	30,463,595	65,015,680
Net change in other borrowings	(4,815,964)	3,003,948	(3,450,858)
Dividends paid	-	(21,371,793)	(9,617,416)
Net Cash Flows Provided by in Financing Activities	47,216,646	12,095,750	51,947,406

Net Change in Cash and Cash Equivalents	(20,007,522)	27,968,188	47,140,709

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	128,070,730	100,102,542	52,961,833

CASH AND CASH EQUIVALENTS – END OF YEAR	$108,063,208	$128,070,730	$100,102,542

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(continued)

	2011	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$4,692,288	$5,911,953	$7,561,377
Cash paid for income taxes	5,480,000	13,835,860	5,817,207
Loans receivable transferred to other real estate owned	10,256,043	8,667,614	3,776,798
Mortgage servicing rights resulting from sales of loans	389,597	395,325	892,086
Dividends accrued not paid	1,870,029	-	-

Acquisition

Non cash assets acquired:
Investment securities	$-	$-	$8,755,001
Loans, net of discount	-	-	196,673,404
Other real estate owned	-	-	2,897,581
Other intangibles, net	-	-	2,103,000
Mortgage servicing assets	-	-	920,772
Other assets	-	-	1,172,786
Total noncash assets acquired	$-	$-	$212,522,544

Liabilities assumed:
Deposits	$-	$-	$245,289,855
Other borrowings	-	-	1,351,820
Accrued expenses and other liabilities	-	-	11,568,409
Total liabilities assumed	-	-	258,210,084
Net non-cash liabilities acquired	$-	$-	$(45,687,540)

Cash and cash equivalents acquired	$-	$-	$58,550,538
After-tax gain recorded on acquisition	$-	$-	$12,862,998

See accompanying notes to consolidated financial statements

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of Tri City Bankshares Corporation (the "Corporation") include the accounts of its wholly owned subsidiary, Tri City National Bank (the "Bank").  The Bank includes the accounts of its wholly owned subsidiaries, Tri City Capital Corporation, a Nevada investment subsidiary, and Title Service of Southeast Wisconsin, Inc., a title company subsidiary.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Corporation has evaluated the consolidated financial statements for subsequent events through the date of filing of this 10-K.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.  The Bank maintains amounts due from banks which, at times, may exceed federally insured limits.  The Bank has not experienced any losses in such accounts.

Held to Maturity Securities

Securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Interest and dividends are included in interest income from the related securities as earned.  These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.  Realized gains and losses are computed on a specific identification basis and declines in value determined to be other than temporary due to credit issues are included in gains (losses) on sale of securities.  In the event that a security is called, the Bank would expect to receive 100% of the principle.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by an allowance for loan losses and any deferred fees or costs in originating loans.  Interest income is accrued and credited to income on a daily basis based on the unpaid principal balance.  Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the loan yield using an effective interest method.  The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  A troubled debt restructuring includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties.  All troubled debt restructurings are classified as impaired loans.  Troubled debt restructurings may be on accrual or non-accrual status based upon the performance of the borrower and management’s assessment of collectability.  Loans deemed non-accrual may return to accrued status based on performance in accordance with terms of the restructuring.

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

Loans Acquired Through Purchase

Loans acquired through the completion of a purchase, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Bank will be unable to collect all contractually- required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually at the date of acquisition to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Contractually-required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment, a loss accrual or a valuation allowance.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from non-accretable discount to accretable discount with a positive impact on interest income. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as provision for loan losses. If the Bank does not have the information necessary to reasonably estimate expected cash flows, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized gains or losses are recognized through a valuation allowance by charges to income.  All sales are made without recourse.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. Management maintains allowances for loan losses at levels that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The adequacy of the allowances is determined based on periodic evaluations of the loan portfolios and other relevant factors. The allowance is comprised of both a specific component and a general component. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors. Management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate on a quarterly basis.

In determining the general allowance management has segregated the loan portfolio by purpose. For each class of loan, we compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in net charge-off ratios. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience.  Management adjusts the historical loss factors for the impact of the following qualitative factors: asset quality, changes in volume and terms, policy changes, ability of management, economic trends, industry conditions, changes in credit concentrations and competitive/legal factors.  In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. Management separately evaluates both the Bank’s historical portfolio as well as Acquired loans that have renewed and are eligible to be considered as part of the general allowance.  Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to a factor we believe is appropriate for the probable and inherent risk of loss in its portfolio.

Specific allowances are determined as a result of our impairment process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral method or the present value of cash flows method. If the present value of expected cash flows or the fair value of collateral exceeds the Bank’s carrying value of the loan no loss is anticipated and no specific reserve is established. However, if the Bank’s carrying value of the loan is greater than the present value of expected cash flows or fair value of collateral a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general reserve.

The allowance for loan losses is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The adequacy of the allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses reflects management's best estimate of the probable and inherent losses on loans and is based on a risk model developed and implemented by management and approved by the Bank's Board of Directors.

In addition, various regulatory agencies periodically review the allowance for loan losses.  These agencies may suggest additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.

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

Mortgage Servicing Rights

The Bank records a mortgage servicing right asset (“MSR”) when it continues to service borrower payments and perform maintenance activities on loans in which the loan has been sold to secondary market investors.  The servicing rights are initially capitalized at fair value  on an individual loan level basis.  In the period in which the loan is sold to the secondary market investors, the gain on sale of the loan is increased by the value of the initial MSR.  Amortization of MSRs is calculated based on actual payment activity on a per loan basis.

Quarterly impairment testing is performed by the Bank to determine that MSRs are recorded as the lower of fair value or amortized cost.  Annually the Bank engages a third party specialist to calculate the fair value using significant inputs/assumptions such as prepayment speed, default rates, cost to service and discount rates.  A valuation allowance is recorded when the fair value of the MSRs is less than its amortized cost.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Provisions for depreciation are computed on straight-line methods over the estimated useful lives of the assets, which range from 3 to 10 years for furniture and equipment and 15 to 40 years for buildings hold improvements.  Repairs and maintenance costs are expensed as incurred.

Other Real Estate Owned

Other real estate owned (“OREO”) comprises real estate acquired in partial or full satisfaction of loans. OREO is recorded at the lower of carrying value or its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings. The amount the Bank ultimately recovers on repossessed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Bank’s control.

Intangible Assets

The Bank’s intangible assets include the value of ongoing customer relationships (core deposit intangible) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities.  Core deposit intangibles are amortized over an eight year period.  Any impairment in the intangibles would be recorded against income in the period of impairment.

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

Derivative Financial Instruments

The Bank utilizes derivative financial instruments to meet the ongoing credit needs of its customers and in order to manage the market exposure of its residential loans held for sale and its commitments to extend credit for residential loans. Derivative financial instruments include commitments to extend credit. The Bank does not use interest rate contracts (e.g. swaps, caps, floors) or other derivatives to manage interest rate risk and has none of these instruments outstanding at December 31, 2011 or 2010.

Advertising Costs

All advertising costs incurred by the Bank are expensed in the period in which they are incurred.

Income Taxes

The Corporation files a consolidated federal income tax return and combined state income tax returns.  Income tax expense is recorded based on the liability method.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The differences relate principally to the allowance for loan losses, mortgage servicing rights, deferred loan fees, and premises and equipment.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  The Corporation also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  The Corporation follows the applicable accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to the uncertainty in these income tax positions.  It is the Corporation’s policy to include interest and penalties in tax expense.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Earnings Per Share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each year.  The Corporation had no potentially dilutive shares outstanding during any of the three years in the period ended December 31, 2011.

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

Reclassifications

Certain 2010 and 2009 amounts have been reclassified to conform to the 2011 presentation.  The reclassifications have no effect on previously reported consolidated net income, basic earnings per share, and consolidated stockholders' equity.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings.  It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  The new guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The provisions of this guidance did not have a significant impact on our consolidated financial condition, results of operations or liquidity.

In May 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.  The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments to the codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets.  The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU represents the converged guidance of the FASB and IASB (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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

The Acquired Bank operated five branches in Southeast Wisconsin, which allowed the Bank to expand its presence in Southeast Wisconsin, primarily the Racine and Kenosha, Wisconsin markets.

The Bank acquired loans and OREO with estimated fair market values of $196.7 million and $2.9 million, respectively.  The Bank also acquired $30.4 million in cash, due from banks and deposits with the Federal Reserve Bank, $8.8 million in investment securities and $2.1 million in other assets.  The Bank assumed $245.3 million in deposits at estimated fair market value and $4.3 million of other liabilities.  The Bank recorded $2.1 million in core deposit intangibles and recognized a pre-tax bargain purchase gain of $21.5 million, resulting in an after-tax gain of $12.9 million.

The assets acquired and liabilities assumed in the Acquisition are presented at estimated fair market values as of the Acquisition Date.

The Acquisition was completed as a whole bank purchase without any loss sharing provision on post acquisition loan losses between the Bank and the FDIC, such that the Bank bears all risk of future loan losses.  The Acquisition was completed at a purchase discount of $110.9 million, with the Bank receiving $82.8 million of assets at the Acquired Bank’s net book value, $27.5 million in cash from the FDIC and recording a settlement receivable of $0.6 million from the FDIC.  The cash assistance provided by the FDIC was an amount equal to the book value of liabilities assumed plus an agreed upon purchase discount, less the book value of assets acquired.  A summary of the cash support received from the FDIC is as follows:

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting.  The application of the acquisition method of accounting resulted in a net after-tax gain of $12.9 million.  A summary of the net assets acquired from the FDIC and the estimated fair market value adjustments resulting in the net after-tax gain as of the Acquisition Date are as follows:

Net assets acquired at Bank of Elmwood book value	$82,777,226
FDIC cash support	28,122,774
Purchase accounting fair value adjustments:
Loans	(85,127,642)
OREO	(4,669,237)
Core deposit intangible	2,103,000
Time deposits	(1,732,000)
Deferred income tax liability	(8,611,123)
Net after-tax gain from Acquisition (net assets required)	$12,862,998

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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

·	Level 1 — Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Corporation can participate.

·
Level 2 — Fair value is based upon quoted prices for similar (i.e., not identical) assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 — Fair value is based upon financial models using primarily unobservable inputs.

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

Loans held for investment - The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  At December 31, 2011 and 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.  Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Other real estate owned - Loans on which the underlying collateral has been repossessed are recorded at the lesser of (i) carrying value or (ii) at fair value less estimated costs to sell upon transfer to OREO.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the OREO as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.

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

As of December 30, 2011 and December 31, 2010 the Bank did not carry any assets that were measured at fair value on a recurring basis.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 - Fair Value of Financial Instruments – (cont.)

Assets measured at fair value on a nonrecurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 12/31/11	Level 1	Level 2	Level 3

Loans held for investment	$17,902,323	$-	$-	$17,902,323
Other real estate owned	7,350,678	-	-	7,350,678
Totals	$25,253,001	$-	$-	$25,253,001

	Balance at 12/31/10	Level 1	Level 2	Level 3
Loans held for investment	$12,630,600	$-	$-	$12,630,600
Other real estate owned	5,407,205	-	-	5,407,205
Totals	$18,037,805	$-	$-	$18,037,805

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented to not necessarily represent the underlying value of the Corporation.

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

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 - Fair Value of Financial Instruments – (cont.)

Mortgage servicing rights - The Bank does not record MSRs at fair value on a recurring basis.  However, from time to time, MSRs may be considered impaired and a valuation allowance is established.  MSRs for which amortized cost exceeds fair value are considered impaired.  The fair value of MSRs is estimated using third-party information for selected asset price tables for servicing cost and servicing fees applied to the Bank’s portfolio of serviced loans.  The Bank records impaired MSRs as a nonrecurring Level 2 valuation.

Deposit Accounts - The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for certificates of deposit with similar remaining maturities.

Other borrowings – The carrying value of other borrowings, including federal funds purchased and repurchase agreements, approximates fair value.

The estimated fair values of financial instruments at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$52,942,095	$52,942,095	$39,849,020	$39,849,020
Federal funds sold	55,121,113	55,121,113	88,221,710	88,221,710
Held to maturity securities	360,566,062	363,252,684	227,803,832	227,276,572
Federal reserve stock	322,100	322,100	322,100	322,100
Loans held for investment, net	696,785,798	701,196,384	737,302,103	744,855,523
Cash surrender value of life insurance	12,491,722	12,491,722	12,024,264	12,024,264
Mortgage servicing rights	1,598,802	1,884,447	1,702,696	2,784,581
Accrued interest receivable	4,650,828	4,650,828	4,120,030	4,120,030
FINANCIAL LIABILITIES
Deposits	$1,070,479,902	$1,069,056,674	$1,018,447,292	$1,016,209,456
Other borrowings	-	-	4,815,964	4,815,964
Accrued interest payable	251,243	251,243	360,173	360,173

The estimated fair value of fee income on letters of credit outstanding at December 31, 2011 and December 31, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2011 and December 31, 2010.

 TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 4 - Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits.  These requirements approximated $12,308,000 and $11,358,000 at December 31, 2011 and 2010, respectively.

NOTE 5 - Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$63,145,630	$1,897,676	$(3,892)	$65,039,414
U.S. government sponsored entities	261,601,680	810,407	(5,000)	262,407,087
Collateralized mortgage obligations	17,069,071	25,702	(81,226)	17,013,547
Mortgage-backed securities	18,699,681	52,067	(9,112)	18,742,636
Other	50,000	-	-	50,000
Totals	$360,566,062	$2,785,852	$(99,230)	$363,252,684

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$51,315,102	$843,803	$(119,745)	$52,039,160
U.S. government sponsored entities	176,388,730	704,904	(1,956,222)	175,137,412
Other	100,000	-	-	100,000
Totals	$227,803,832	$1,548,707	$(2,075,967)	$227,276,572

The amortized cost and fair value of held to maturity securities at December 31, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 5 - Held to Maturity Securities (cont.)

	December 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$7,958,465	$7,984,713
Due after one year less than 5 years	98,267,106	99,567,310
Due over 5 years	254,340,491	255,700,661
Totals	$360,566,062	$363,252,684

Held to maturity securities with an amortized cost of $114,469,144 and $150,489,312 at December 31, 2011 and 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables summarize the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	December 31, 2011
	Continuous unrealized losses existing for less than 12 Months		Continuous unrealized losses existing for greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of:
States and political Subdivisions	$979,394	$3,892	$-	$-	$979,394	$3,892
U.S. government sponsored entities	9,995,000	5,000	-	-	9,995,000	5,000
Collateralized mortgage obligations	11,163,181	81,226	-	-	11,163,181	81,226
Mortgage-backed securities	5,403,167	9,112	-	-	5,403,167	9,112
Totals	$27,540,742	$99,230	$-	$-	$27,540,742	$99,230

	December 31, 2010
	Continuous unrealized losses existing for less than 12 Months		Continuous unrealized losses existing for greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of:
States and political Subdivisions	$13,884,930	$115,639	$508,550	$4,106	$14,393,480	$119,745
U.S. government sponsored entities	119,139,262	1,956,222	-	-	119,139,262	1,956,222
Totals	$133,024,192	$2,071,861	$508,550	$4,106	$133,532,742	$2,075,967

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 5 - Held to Maturity Securities (cont.)

Management does not believe any individual unrealized loss as of December 31, 2011 and 2010 represents other than temporary impairment.  The Bank held no investment securities at December 31, 2011 that had unrealized losses existing for greater than 12 months.    The Bank held one investment security at December 31, 2010 that had unrealized losses existing for greater than 12 months, which consisted of an obligation of states and political subdivisions.  Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates.  Since securities are held to maturity, management does not believe that the Bank will experience any losses on this investment.

NOTE 6 - Loans

Major classification of loans are as follows at December 31:

	2011	2010
Commercial	$19,956,000	$25,451,474
Real Estate
Construction	46,600,467	55,974,007
Commercial	298,042,808	285,862,944
Residential	288,609,383	319,789,488
Multifamily	39,798,866	41,073,712
Installment and other	14,790,362	18,677,070
	$707,797,886	$746,828,695
Less: Allowance for loan losses	(11,012,088)	(9,526,592)
Net Loans	$696,785,798	$737,302,103

Commercial loans - Historically commercial lending has been a small part of the Bank’s portfolio which continues to be the case in 2011.  Commercial balances have decreased during these difficult economic times.  Reductions of outstanding balances on lines of credit have occurred as well as the demand for term financing as businesses made little, if any, investment in new equipment.  Commercial loans are collateralized by general business assets such as accounts receivable, inventory and equipment and have no real estate component.  During weak economic periods the Bank can be exposed to heightened risk if a business is out of compliance with debtor covenants supporting commercial loans.

Real estate construction loans - Loans to residential real estate developers comprise most of the dollars outstanding in real estate construction loans.  Historically, real estate construction loans have been made to developers who are well known to the Bank, have prior successful project experience and are well capitalized.  Loans are made to customers in the Bank’s Southeastern Wisconsin market.  Real estate construction loans of this type are generally larger in size and involve greater risks than residential mortgage loans because payments depend on the success of the project or in the case of commercial development, successful management of the property.  The Bank will generally make credit extensions to borrowers with adequate outside liquidity to support the project in the event the actual performance is less than projected.  Developers with which the Bank does business have the ability to service the development debt personally or through their companies, however, these individuals are not immune to a prolonged weak economy such as the Bank has experienced.  Most of the Bank’s real estate development loans are performing even three years into the economic downturn and the Bank’s borrowers’ inventories are decreasing.  The greatest risk to the Bank within this segment are loans secured by raw land and condominium development loans.  These two groups have been most severely affected by the prolonged economic downturn.  In the case of loans secured by undeveloped acreage, the price per acre has decreased dramatically as other lenders liquidate the collateral on these raw land or “dirt” loans.  The Bank has a few customers continuing to service the debt from free cash flow, but this becomes more problematic as the housing market continues a slow recovery or in some cases a non-recovery.  In the case of condominium loans risk factors the Bank inherits upon the failure of a developer include the existence and/or control of the condo association, the availability of term financing to initial buyers of units and partial project completion for common use areas.  The Bank does have condominium exposure in several smaller projects to the second developers following foreclosures.  These are the Bank’s customers who were able to buy incomplete developments at deep discounts from other banks that foreclosed on the original developer in 2010 and 2011.  In all cases the selling banks also agreed to fixed-rate mortgage loans to qualified borrowers at prevailing rates to allow the second developer to sell units without the issue of term financing availability.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (cont.)

Commercial real estate loans - The Bank’s commercial real estate lending efforts are focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations and retail facilities.  The most significant risk factor in the third year of the financial crisis is occupancy. The fact that the Bank prefers owner occupied commercial real estate mitigates that risk, provided of course, the owner’s business survives.   The Bank’s $19.1 million per-borrower legal lending limit would permit it to compete for activity in the middle market, but management prefers to seek small businesses as its target borrowers. Loans to such businesses are approved based on the creditworthiness, economic feasibility and cash flow abilities of the borrower.

Residential real estate loans - Loans in this segment of the portfolio have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  The Bank considers owner-occupied one-to-four family loans to be low risk because underwriting has always required 20% equity and qualified borrowers with proper debt service coverage ratios.  These loans provide a foundation for the sale of all other retail banking products and have always been a staple of the Bank’s portfolio.  However, in the Acquisition, the Bank acquired a number of residential real estate loans that do not meet the Bank’s underwriting standards and these borrowers were encouraged to bring loans current, pay delinquent taxes, refinance at another financial institution and comply with the Bank’s underwriting standards or face foreclosure.   The greatest risks to the Bank in this segment are those one-to-four family residential real estate loans that are not owner occupied.  Many of these scattered site owner’s loans were generated by the Acquired Bank through their “Rehab and Go” and “Equity is Cash” programs.  Often rehab dollars were not invested in the property, the properties were over-appraised and as rental property damage was prevalent but no replacement reserves were required as would be in a commercial real estate loan.

Multi-family real estate loans - The loans in this category are collateralized by properties with more than four family dwelling units.  The Bank requires borrowers to provide their personal guaranty, as well as insisting on proper debt service coverage ratios and equity sufficient to sustain reasonable debt service in the event of interest rate pressure.  Loans in this category typically have maturities of 3, 4 or 5 years and are amortized over 15 to 20 years.  While any loan presents risk to the Bank, loans in this segment are performing quite well in the downturn because of the Bank’s underwriting criteria and with significant foreclosure activity in the market, many former homeowners are back in the rental market.

Installment and other loans - These loans consist of auto loans, mobile home loans and unsecured consumer loans which have been decreasing at the Bank for several years.  Auto loan volume decreased despite improved new car sales in 2011 because dealer incentive financing makes this non-competitive.  The Bank has historically limited its exposure to mobile home loans and unsecured consumer loans.  However, the Bank acquired a number of such consumer loans in the Acquisition, many of which continue to perform, despite not meeting the Bank’s historical underwriting standards.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (con’t)

The following table presents the contractual aging of the recorded investment in loans as of December 31, 2011 and 2010:

	As of December 31, 2011
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$19,443,774	$58,506	$152,148	$301,572	$512,226	$19,956,000
Real Estate
Construction	44,707,804	189,794	119,174	1,583,695	1,892,663	46,600,467
Commercial	287,520,615	3,033,167	1,358,887	6,130,139	10,522,193	298,042,808
Residential	268,286,798	3,360,425	2,702,845	14,259,315	20,322,585	288,609,383
Multifamily	37,933,674	415,821	-	1,449,371	1,865,192	39,798,866
Installment and other	14,017,731	283,519	14,331	474,781	772,631	14,790,362
Total loans	671,910,396	7,341,232	4,347,385	24,198,873	35,887,490	707,797,886
Purchase credit-impaired loans	(31,085,630)	(146,855)	(885,441)	(5,037,404)	(6,069,700)	(37,155,330)
Total loans, excluding purchase credit-impaired loans	$640,824,766	$7,194,377	$3,461,944	$19,161,469	$29,817,790	$670,642,556

	As of December 31, 2010
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$24,972,641	$220,354	$200,920	$57,559	$478,833	$25,451,474
Real Estate
Construction	53,001,023	47,899	1,362,911	1,562,174	2,972,984	55,974,007
Commercial	270,383,215	4,046,092	434,278	10,999,359	15,479,729	285,862,944
Residential	295,608,455	5,789,198	2,331,859	16,059,976	24,181,033	319,789,488
Multifamily	37,025,673	851,102	-	3,196,937	4,048,039	41,073,712
Installment and other	17,650,012	437,779	131,220	458,059	1,027,058	18,677,070
Total loans	698,641,019	11,392,424	4,461,188	32,334,064	48,187,676	746,828,695
Purchase credit-impaired loans	(41,308,636)	(1,808,362)	(448,907)	(11,899,509)	(14,156,778)	(55,465,414)
Total loans, excluding purchase credit-impaired Loans	$657,332,383	$9,584,062	$4,012,281	$20,434,555	$34,030,898	$691,363,281

Commercial loans deemed to be inadequately collateralized and past due 90 days or more for principal or interest are placed in a non-accrual status.  Residential real estate loans are not subject to these guidelines if well-secured, as deemed by the Senior Loan Committee, and in the process of collection.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (con’t)

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2011 and 2010:

	December 31, 2011
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$393,391	$47,156
Real estate
Construction	1,101,343	732,911
Commercial	7,455,567	426,242
Residential	15,931,722	757,514
Multifamily	1,990,563	-
Installment and other	62,742	412,039
Total Loans	26,935,328	2,375,862
Purchase Credit Impaired Loans:
Commercial	(2,919)	(12,749)
Real estate
Construction	-	-
Commercial	(1,602,816)	-
Residential	(4,671,780)	(12,914)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchased Credit-Impaired Loans	(6,880,910)	(25,663)
Total Loans, excluding Purchase Credit Impaired Loans	$20,054,418	$2,350,199

	December 31, 2010
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$70,042	$4,339
Real estate
Construction	1,485,837	246,743
Commercial	13,034,876	114,159
Residential	17,147,454	2,732,296
Multifamily	3,196,937	-
Installment and other	80,570	377,491
Total Loans	35,015,716	3,475,028
Purchase Credit Impaired Loans:
Commercial	(16,822)	-
Real estate
Construction	(235,598)	-
Commercial	(4,440,670)	-
Residential	(6,537,049)	(2,041,589)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchased Credit-Impaired Loans	(11,833,534)	(2,041,589)
Total Loans, excluding Purchase Credit Impaired Loans	$23,182,182	$1,433,439

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (con’t)

Management uses an internal asset classification system as a means of identifying problem and potential problem assets.  At the quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention,” “Substandard” and “Doubtful” for the previous twelve months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at a future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are classified as “Pass.”   The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2011 and December 31, 2010:

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$17,834,473	$1,192,000	$895,121	$34,406	$19,956,000
Real estate
Construction	41,739,351	555,665	4,140,419	165,032	46,600,467
Commercial	270,211,863	10,912,130	16,864,133	54,682	298,042,808
Multifamily	34,959,277	2,849,026	1,874,115	116,448	39,798,866
Total	$364,744,964	$15,508,821	$23,773,788	$370,568	$404,398,141

Current	$361,193,743	$15,233,112	$13,013,980	$165,032	$389,605,867
30-59	3,052,889	-	644,399	-	3,697,288
60-89	320,762	275,709	1,033,738	-	1,630,209
Over 90	177,570	-	9,081,671	205,536	9,464,777
Total	$364,744,964	$15,508,821	$23,773,788	$370,568	$404,398,141

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$23,375,444	$1,665,817	$396,098	$14,115	$25,451,474
Real estate
Construction	44,791,225	8,293,423	2,889,359	-	55,974,007
Commercial	241,042,464	19,435,523	25,254,718	130,239	285,862,944
Multifamily	36,404,929	1,003,816	3,664,967	-	41,073,712
Total	$345,614,062	$30,398,579	$32,205,142	$144,354	$408,362,137

Current	$342,900,085	$28,567,600	$13,914,866	$-	$385,382,551
30-59	2,037,955	468,067	2,659,426	-	5,165,448
60-89	522,361	1,362,912	112,836	-	1,998,109
Over 90	153,661	-	15,518,014	144,354	15,816,029
Total	$345,614,062	$30,398,579	$32,205,142	$144,354	$408,362,137

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (con’t)

For residential real estate and installment loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2011 and 2010:

	December 31, 2011
	Performing	Nonperforming	Total
Residential Real Estate	$271,920,147	$16,689,236	$288,609,383
Installment & Other	14,315,581	474,781	14,790,362
Total	$286,235,728	$17,164,017	$303,399,745

	December 31, 2010
	Performing	Nonperforming	Total
Residential Real Estate	$299,909,738	$19,879,750	$319,789,488
Installment & Other	18,219,011	458,059	18,677,070
Total	$318,128,749	$20,337,809	$338,466,558

At December 31, 2011, the Corporation has identified $48.5 million of loans as impaired, including $21.6 million of performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A performing troubled debt restructuring consists of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.  A summary of the details regarding impaired loans follows:

	December 31, 2011	December 31, 2010
Loans for which there was a related allowance for loan loss	$24,368,902	$16,617,148
Impaired loans with no related allowance	24,144,704	16,112,165
Total Impaired Loans	$48,513,606	$32,729,313

Average quarterly balance of impaired loans	$46,524,919	$24,470,966
Related allowance for loan losses	6,466,579	3,986,548
Interest income recognized while impaired	842,282	392,826

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (con’t)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and 2010:

	December 31, 2011
			Allowance
	Unpaid Principal	Partial Charge-	For Loan Losses	Recorded
	Balance	offs	Allocation	Investment
Loans with no related allowance recorded:
Commercial	$366,920	$11,218	$-	$355,702
Real estate
Construction	1,481,875	13,850	-	1,468,025
Commercial	7,968,827	1,034,776	-	6,934,051
Residential	14,640,519	82,953	-	14,557,566
Multifamily	734,274	5,508	-	728,766
Installment & Other	100,594	-	-	100,594
Total	25,293,009	1,148,305	-	24,144,704

Loans with a related allowance recorded:
Commercial	37,396	-	24,175	13,221
Real estate
Construction	774,837	14,643	274,218	485,976
Commercial	8,066,785	185,080	1,743,062	6,138,643
Residential	14,715,142	376,919	3,847,056	10,491,167
Multifamily	1,279,699	17,902	523,481	738,316
Installment & Other	89,587	-	54,587	35,000
Total	24,963,446	594,544	6,466,579	17,902,323
Total Impaired Loans	$50,256,455	$1,742,849	$6,466,579	$42,047,027

	December 31, 2010
			Allowance
	Unpaid Principal	Partial Charge-	For Loan Losses	Recorded
	Balance	offs	Allocation	Investment
Loans with no related allowance recorded:
Commercial	$-	$-	$-	$-
Real estate
Construction	2,005,213	-	-	2,005,213
Commercial	6,497,934	-	-	6,497,934
Residential	7,478,138	-	-	7,478,138
Multifamily	130,880	-	-	130,880
Installment & Other	-	-	-	-
Total	16,112,165	-	-	16,112,165

Loans with a related allowance recorded:
Commercial	14,115	-	14,115	-
Real estate
Construction	1,002,247	-	113,964	888,283
Commercial	7,653,948	175,000	1,211,358	6,267,590
Residential	8,098,270	606,300	2,406,059	5,085,911
Multifamily	549,300	-	222,483	326,817
Installment & Other	80,568	-	18,568	62,000
Total	17,398,448	781,300	3,986,547	12,630,601
Total Impaired Loans	$33,510,613	$781,300	$3,986,547	$28,742,766

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (con’t)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

	December 31, 2011
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Multifamily	Consumer	Total
Allowance for loan losses:
Beginning balance	$412,745	$447,955	$2,819,054	$4,593,811	$1,010,978	$242,049	$9,526,592
Charge-offs	(299,829)	(256,279)	(1,199,872)	(4,971,619)	(117,115)	(283,184)	(7,127,898)
Recoveries	10,232	36,965	86,453	88,024	-	21,720	243,394
Provision	40,717	355,143	2,043,222	5,859,527	(106,944)	178,335	8,370,000
Ending Balance	$163,865	$583,784	$3,748,857	$5,569,743	$786,919	$158,920	$11,012,088

Loans:
Ending balance	$19,956,000	$46,600,467	$298,042,808	$288,609,383	$39,798,866	$14,790,362	$707,797,886
Allowance for loan losses;
Individually evaluated for impairment	24,176	274,218	1,741,553	2,767,300	523,481	54,586	5,385,314
Collectively evaluated for impairment	139,689	309,566	2,005,795	1,722,687	263,438	104,334	4,545,509
Acquired	-	-	1,509	1,079,756	-	-	1,081,265
Total allowance for loan losses	163,865	583,784	3,748,857	5,569,743	786,919	158,920	11,012,088
Recorded Investment	$19,792,135	$46,016,683	$294,293,951	$283,039,640	$39,011,947	$14,631,442	$696,785,798

Ending Balance:
Individually evaluated for impairment	$393,391	$2,227,927	$14,815,756	$28,895,790	$1,990,563	$190,179	$48,513,606
Collectively evaluated for impairment	19,526,299	43,272,500	280,378,746	240,804,604	36,824,488	14,587,610	635,394,247
Acquired	36,310	1,100,040	2,848,306	18,908,989	983,815	12,573	23,890,033
Total ending balance	$19,956,000	$46,600,467	$298,042,808	$288,609,383	$39,798,866	$14,790,362	$707,797,886

	December 31, 2010
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Multifamily	Consumer	Total
Loans:
Ending balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695
Allowance for loan losses;
Individually evaluated for impairment	14,115	113,964	1,211,358	2,406,059	222,483	18,568	3,986,547
Collectively evaluated for impairment	398,630	333,991	1,607,696	1,458,116	788,495	223,481	4,810,409
Acquired	-	-	-	729,636	-	-	729,636
Total allowance for loan losses	412,745	447,955	2,819,054	4,593,811	1,010,978	242,049	9,526,592
Recorded Investment	$25,038,729	$55,526,052	$283,043,890	$315,195,677	$40,062,734	$18,435,021	$737,302,103

Ending Balance:
Individually evaluated for impairment	$14,115	$3,007,460	$13,976,882	$14,970,108	$680,180	$80,568	$32,729,313
Collectively evaluated for impairment	24,892,894	44,664,827	263,312,796	273,659,587	38,576,591	18,596,502	663,703,197
Acquired	544,465	8,301,720	8,573,266	31,159,793	1,816,941	-	50,396,185
Total ending balance	$25,451,474	$55,974,007	$285,862,944	$319,789,488	$41,073,712	$18,677,070	$746,828,695

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (cont.)

The Corporation continues to evaluate loans purchased in conjunction with the Acquisition for impairment in accordance with GAAP. The purchased loans were considered impaired at the Acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of December 31, 2011 and December 31, 2010

	December 31, 2011
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$235,856	$972,354	$828,188
Real Estate
Construction	3,676,897	44,697	2,191,129
Commercial	10,509,579	12,485,797	15,459,924
Residential	48,061,689	56,780,596	79,049,005
Multifamily	2,302,782	-	1,587,210
Installment and Consumer	18,223	3,485,572	2,018,806
Total	$64,805,026	$73,769,016	$101,134,262

	December 31, 2010
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$1,163,657	$3,374,952	$3,431,480
Real Estate
Construction	13,895,239	357,379	8,605,686
Commercial	17,679,889	16,580,216	22,774,024
Residential	62,201,020	72,406,187	99,498,903
Multifamily	2,644,213	422,239	2,154,090
Installment and Consumer	6,836	5,213,526	2,879,377
Total	$97,590,854	$98,354,499	$139,343,560

As of December 31, 2011, the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $64.8 million and $73.8 million, respectively.  The cash flows expected to be collected related to principal as of December 31, 2011 on all purchased loans is $101.1 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at December 31, 2011.  The difference between the contractually required payments at Acquisition and the cash flow expected to be collected at Acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows will result in a reversal of the provision for loan losses charged to earnings to the extent of prior charges or a reclassification of the difference from non-accretable discount to accretable discount, with a positive impact on interest income.  Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The change in the carrying amount of accretable yield for purchased loans was as follows for the years ended December 31, 2011 and 2010.

	2011	2010
Beginning Balance	$14,414,324	$23,859,358
Additions	1,162,403	335,430
Accretion(1)	(5,816,183)	(9,780,464)
Ending Balance	$9,760,544	$14,414,324

(1) Accretable yield is recognized in interest income as the purchased loans pay down, mature, renew or pay off.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – Loans (cont.)

Contractual maturities of loans with accretable yield range from 1 year to 30 years.  Actual maturities may differ from contractual maturities because borrowers have the right to prepay or renew their loan prior to maturity or the loan may be charged off.

Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of $8.6 million and $8.4 million at December 31, 2011 and 2010, respectively.  During 2011 and 2010, $0.02 million and $0.2 million of new loans were made and repayments totaled $0.1 million and $0.8 million, respectively.  Management believes these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Residential and commercial real estate loans approximating $128.4 million and $113.2 million at December 31, 2011 and 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 7 – Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses that are probable and inherent in the portfolio.  An analysis of changes in the allowance is presented in the following tabulation as of December 31:

	2011	2010	2009
Balance at beginning of year	$9,526,592	$6,034,187	$5,945,162
Charge-offs	(7,127,898)	(4,551,517)	(3,739,631)
Recoveries	243,394	1,113,922	123,101
Provision charged to operation	8,370,000	6,930,000	3,705,555
Balance at end of year	$11,012,088	$9,526,592	$6,034,187

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

The following is a summary of the activity in OREO for the years ended December 31, 2011 and 2010:

	2011	2010
Beginning Balance	$5,407,205	$4,681,481
Additions	10,256,043	8,667,614
Valuation Adjustments	-	-
Sales	(8,312,570)	(7,941,890)
Ending Balance	$7,350,678	$5,407,205

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 9 - Troubled Debt Restructuring

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

A summary of troubled debt restructurings as of December 31, 2011 and December 31, 2010 is noted in the table below.  All troubled debt restructurings are considered impaired loans and, as of December 31, 2011, the allowance associated with those loans was $1.9 million.

	December 31, 2011
		Total	Allowance
	Number of	Trouble Debt	For Loan Losses	Recorded
	Modifications	Restructurings	Allocation	Investment
Commercial	-	$-	$-	$-
Real estate
Construction	4	1,291,616	46,081	1,245,535
Commercial	13	7,360,189	790,410	6,569,779
Residential	86	15,950,281	923,937	15,026,344
Multifamily	2	541,192	170,295	370,897
Installment & Other	9	127,437	11,844	115,593
Total Loans	114	$25,270,715	$1,942,567	$23,328,148

	December 31, 2010
		Total	Allowance
	Number of	Trouble Debt	For Loan Losses	Recorded
	Modifications	Restructurings	Allocation	Investment
Commercial	-	$-	$-	$-
Real estate
Construction	3	2,005,213	-	2,005,213
Commercial	19	11,510,812	793,960	10,716,852
Residential	42	7,478,138	-	7,478,138
Multifamily	1	130,880	-	130,880
Installment & Other	-	-	-	-
Total Loans	65	$21,125,043	$793,960	$20,331,083

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 9 - Troubled Debt Restructuring (cont.)

The following is a summary of troubled debt restructurings as of December 31, 2011 and December 31, 2010 that were in default.  Troubled debt restructures in default are past due 90 days or more at the end of the period.

	December 31, 2011		December 31, 2010
	Number of	Total in	Number of	Total in
	Modifications	Default	Modifications	Default
Commercial	-	$-	-	$-
Real estate
Construction	-	-	-	-
Commercial	-	-	-	-
Residential	18	2,860,627	2	223,376
Multifamily	-	-	-	-
Installment & Other	-	-	-	-
Total Loans	18	$2,860,627	2	$223,376

A summary of the type of modifications made on troubled debt restructurings that occurred during 2011 is noted in the table below.

	For the Year Ended December 31, 2011
					Modification to
	Modification		Reduction of		Interest-only		Forgiveness
	of Terms		Interest Rate		Payments		of Debt		Total
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial	-	$-	-	$-	-	$-	2	$85,000	2	$85,000
Real estate
Construction	-	-	1	165,032	-	-	3	3,518,007	4	3,683,039
Commercial	-	-	-	-	4	801,112	1	427,300	5	1,228,412
Residential	4	439,326	47	6,678,519	5	2,486,920	2	2,717,078	58	12,321,843
Multifamily	-	-	1	415,821	-	-	-	-	1	415,821
Installment & Other	2	31,526	7	104,885	-	-	-	-	9	136,411
Total Loans	6	$470,852	56	7,364,257	9	$3,288,032	8	$6,747,385	79	$17,870,526

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 10 - Core Deposit Intangible Asset

Estimated future amortization expense as of December 31, 2011 by year is as follows:

2012	$310,213
2013	230,381
2014	172,613
2015	130,381
2016	98,275
Thereafter	63,272
Total	$1,005,135

NOTE 11 - Mortgage Servicing Rights

The following is an analysis of the mortgage servicing rights activity for the years ended December 31:

	2011	2010	2009
Balance at beginning of year	$1,702,696	$1,794,635	$590,224
Additions of mortgage servicing rights	389,597	395,325	892,086
Additions from the acquisition	-	-	920,772
Amortization	(493,491)	(487,264)	(608,447)
Balance at end of year	$1,598,802	$1,702,696	$1,794,635

The carrying value of MSRs is determined in accordance with relevant accounting guidance.  This guidance permits capitalized MSRs to be amortized in proportion to and over the period of estimated net servicing income and to be assessed for impairment.  The Bank relies on industry data to estimate the initial fair value of MSRs to be capitalized as a percentage of the principal balance of the loans sold.  The Bank adjusts the carrying value monthly for reductions due to normal amortization and actual prepayments, including defaults.  The Bank assesses its MSRs for impairment each reporting period using the most recent statistical data published by a third party source.  At December 31, 2011 and 2010, the weighted average coupon rates of mortgage loans underlying the MSRs were 4.56% and 4.77%, respectively, and the weighted average remaining maturity of the mortgage loans underlying the MSRs were 209 months and 211 months, respectively.  The estimated fair values of MSRs were $1,884,447 and $2,784,581 at December 31, 2011 and 2010, respectively.  As the carrying value of the Bank’s MSRs was less than the estimated fair value at December 31, 2011 and 2010, no impairment existed.

The carrying value of MSRs was $1,598,802, or 0.50% of loans serviced at December 31, 2011 compared with $1,702,696, or 0.51% of loans serviced at December 31, 2010.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 11 - Mortgage Servicing Rights (cont.)

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment at December 31, 2011.  Future amortization may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

Estimated future amortization by year is as follows:

2012	$245,772
2013	223,122
2014	210,225
2015	198,234
2016	142,598
Thereafter	578,851
$1,598,802

The unpaid principal balance of mortgage loans serviced for others, which is not included in the accompanying consolidated balance sheets, was $320,325,961 and $334,913,058 at December 31, 2011 and 2010, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing and included in demand deposits were $1,390,998 and $800,970 at December 31, 2011 and 2010, respectively.

NOTE 12 - Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

	2011	2010
Land	$6,347,851	$6,338,079
Buildings and leasehold improvements	30,536,256	30,066,701
Furniture and equipment	13,194,847	12,998,521
Total	50,078,954	49,403,301
Less: Accumulated depreciation	(30,932,084)	(29,081,827)
Net Premises and Equipment	$19,146,870	$20,321,474

Depreciation expense amounted to $2,149,444, $2,250,653 and $2,247,216 in 2011, 2010 and 2009, respectively.

NOTE 13 – Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at December 31 is as follows:

	2011	2010
Accrued interest receivable	$4,650,828	$4,120,030
Federal Reserve Stock	322,100	322,100
Prepaid expenses and other assets	3,161,696	3,189,355
Total	8,134,624	7,631,485

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 14 - Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $72,353,997 and $88,033,902 at December 31, 2011 and 2010, respectively.

Scheduled maturities of time deposits at December 31 are:

	2011	2010
Due within one year	$134,027,779	$174,627,722
After one year but within two years	25,630,007	15,770,177
After two years but within three years	7,374,224	11,030,336
After three years but within four years	6,906,562	2,958,523
After four years but within five years	5,721,537	6,699,289
	$179,660,109	$211,086,047

The Bank had no customers with a deposit balance in excess of 5% of total deposits at December 31, 2011 and one customer amounting to $57,057,652 at December 31, 2010.

NOTE 15 - Other Borrowings

Other borrowings consist of accounts due to the Federal Reserve Bank under a $7,000,000 treasury, tax and loan depository agreement.  Such borrowings bear interest at the lender bank’s announced daily federal funds rate and mature on demand.  There were no treasury, tax and loan account balances as of December 31, 2011 compared to $4,815,964 at December 31, 2010.  Such accounts generally are repaid within one to 120 days from the transaction date and are collateralized by a pledge of investment securities with a carrying value of $7,036,880 and $7,170,150 at December 31, 2011 and 2010, respectively.

The Bank has the ability to borrow (purchase) federal funds of up to $50,000,000 under a revolving line-of-credit.  Such borrowings bear interest at the lender bank's announced daily federal funds rate and mature daily.  There were no federal funds purchased outstanding at December 31, 2011 or 2010.

The Bank may also borrow through securities sold under repurchase agreements (reverse repurchase agreements).  Reverse repurchase agreements, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  They are reflected at the amount of cash received in connection with the transaction.  The Bank had no borrowings outstanding under reverse repurchase agreements at December 31, 2011 and 2010, respectively and, accordingly, the Bank did not pledge any U.S. government sponsored entity securities and municipal obligations at December 31, 2011 or 2010 as collateral under the master repurchase agreement.  At December 31, 2011, the Bank could pledge up to $182,950,649 of additional securities as collateral under the existing agreements if needed to obtain additional borrowings. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The Bank may also borrow through the Federal Reserve Bank Discount Window short term funds up to the amount of $52,708,500 and $74,412,000 as of December 31, 2011 and 2010, respectively.  These funds are secured by U.S. government sponsored entity securites or qualified municipal securities totaling $58,565,000 and $82,680,000 as of December 31, 2011 and 2010, respectively.

 TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 16 - Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components for the year ending December 31:

	2011	2010	2009
Current tax expense
Federal	$4,691,821	$10,559,058	$4,402,480
State	1,171,394	2,500,277	1,827,001
Total current expense	5,863,215	13,059,335	6,229,481
Deferred income taxes expense (benefit)
Federal	(885,799)	(3,731,054)	6,441,308
State	(284,815)	(954,281)	964,211
Total deferred expense (benefit)	(1,170,614)	(4,685,335)	7,405,519
Total income tax expense	$4,692,601	$8,374,000	$13,635,000

The net deferred income tax assets in the accompanying consolidated balance sheets include the following amounts of deferred income tax assets and liabilities at December 31:

	2011	2010
Deferred income tax assets:
Allowance for loan losses	$4,421,342	$3,825,138
Reserve for health plan	341	94,502
Depreciation	-	665,180
Non-accrual interest	959,819	1,274,174
Loss carryforwards	43,295	43,295
Other	200,963	164,807
Deferred tax assets before valuation allowance	5,625,760	6,067,096
Valuation allowance	(43,294)	(43,295)
Net deferred income tax assets	5,582,465	6,023,801

Deferred income tax liabilities
Loan acquisition fair market valuation	(3,198,822)	(4,477,574)
Other real estate owned	(45,531)	(226,115)
Core deposit intangible asset	(403,411)	(571,263)
Deferred loan fees	(221,156)	(230,816)
Mortgage servicing rights	(638,336)	(680,033)
Depreciation	(1,184)	-
Other	(65,411)	-
Total deferred income tax liabilities	(4,573,851)	(6,185,801)
Net deferred income tax asset (liability)	$1,008,614	$(162,000)

The Corporation has state net business loss carryforwards of approximately $843,000 as of December 31, 2011 and 2010, respectively.  The net business loss carryforwards expire in varying amounts between 2017 and 2024.

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
December 31, 2011, 2010 and 2009

NOTE 16 - Income Taxes (cont.)

A valuation allowance has been established against state deferred income tax assets for those entities which have state net business loss carryforwards in which management believes that it is more likely than not that the state deferred income tax assets will not be realized.

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes is as follows:

	2011		2010		2009
		% of Pretax		% of Pretax		% of Pretax
	Amount	Income	Amount	Income	Amount	Income
Federal income taxes at statutory rate	$4,973,083	35.00%	$7,939,415	35.00%	$12,499,359	35.00%
Adjustments for:
Tax exempt interest on municipal obligations	(485,449)	(3.41)	(518,822)	(2.29)	(494,308)	(1.38)
Increase in taxes resulting from state income taxes, net of federal tax benefit	709,205	4.99	1,004,897	5.07	1,814,150	5.08
Increase in cash surrender value of life insurance	(163,610)	(1.15)	(165,053)	(0.73)	(176,331)	(0.49)
Permanent items prior years	(238,071)	(1.68)	-	-	-	-
Other – net	(102,557)	(0.72)	113,563	0.14	(7,870)	(0.03)
Income tax expense	$4,692,001	33.03%	$8,374,000	36.91%	13,635,000	38.18%

As of December 31, 2011, 2010 and 2009, the Corporation had no uncertain tax positions.  The Corporation, along withits subsidiaries, files U.S. Federal and Wisconsin income tax returns.  The Corporation’s federal tax returns for 2007 and prior and its 2006 and prior year Wisconsin tax returns are no longer subject to examination by tax authorities.

NOTE 17 - Employee Benefit Plans

The Bank has a contributory defined-contribution 401(k) retirement plan.  This plan covers substantially all employees who have attained the age of 21 and completed one year of service.  Participants may contribute a portion of their compensation (up to IRS limits) to the plan.  The Bank may make regular and matching contributions to the plan each year. In 2011, 2010 and 2009, the Bank provided a dollar-for-dollar match of employee contributions up to 5% of their compensation.  Participants direct the investment of their contributions into one or more investment options.  The Bank recorded contribution expense of $629,577, $562,593, and $415,807 in 2011, 2010 and 2009, respectively.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 18 - Operating Leases

The Bank leases various banking facilities under operating lease agreements from various companies.   Three of these facilities are leased from companies owned by a director and major shareholder of the Corporation.  All of the agreements include renewal options and one agreement requires the Bank to pay insurance, real estate taxes and maintenance costs associated with the lease.  Rental amounts are subject to annual escalation based upon increases in the Consumer Price Index.  Aggregate rental expense under all leases amounted to $1,357,715, $1,239,981 and $915,849 in 2011, 2010 and 2009 respectively, including $449,474, $362,645 and $302,524, respectively, on facilities leased from companies owned by a director and major shareholder of the Corporation.

At December 31, 2011, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

2012	$1,120,098
2013	1,077,714
2014	1,006,567
2015	653,668
2016	299,718
Thereafter	518,465
$4,676,230

Office space at certain facilities is leased to outside parties.  Rental income included in net occupancy costs was $933,267, $987,826 and $1,131,209 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 19 - Commitments and Contingencies

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
December 31, 2011, 2010 and 2009

NOTE 19 - Commitments and Contingencies (cont.)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2011 and 2010 is as follows:

	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$106,156,733	106,923,506
Standby letters of credit	3,746,445	3,405,208
Forward commitment to sell mortgage loans	3,208,503	3,109,127

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

NOTE 20 - Stockholders' Equity

Cumulative Preferred Stock

The Corporation's articles of incorporation authorize the issuance of up to 200,000 shares of $1 par value cumulative preferred stock. The Board of Directors is authorized to divide the stock into series and fix and determine the relative rights and preferences of each series.   No shares have been issued.

Retained Earnings

The principal source of income and funds of the Corporation are dividends from the Bank.  Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies.  Under this formula, dividends of approximately $13,004,071 may be paid without prior regulatory approval.  Maintenance of adequate capital at the Bank effectively restricts potential dividends to an amount less than $13,004,071.

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
December 31, 2011, 2010 and 2009

NOTE 21 - Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the  Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2011 and 2010 the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since these notifications that management believes have changed the institution's category.

Listed below is a comparison of the Corporation's and the Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, as of December 31, 2011 and 2010.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 21 - Regulatory Capital Requirements (cont.)

					To Be Well Capitalized
					Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011
Total capital (to risk weighted assets)
Tri City Bankshares Corporation	$130,371,000	17.1%	$61,037,000	8.0%	$	n/a	n/a
Tri City National Bank	$125,937,000	16.6%	$60,783,000	8.0%		$75,979,000	10.0%
Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$120,816,000	15.8%	$30,414,000	4.0%	$	n/a	n/a
Tri City National Bank	$116,421,000	15.5%	$30,392,000	4.0%		$45,588,000	6.0%
Tier 1 capital (to average assets)
Tri City Bankshares Corporation	$120,816,000	10.6%	$45,524,000	4.0%	$	n/a	n/a
Tri City National Bank	$116,421,000	10.2%	$45,515,000	4.0%		$56,894,000	5.0%
As of December 31, 2010
Total capital (to risk weighted assets)
Tri City Bankshares Corporation	$122,268,000	15.8%	$62,107,000	8.0%	$	n/a	n/a
Tri City National Bank	$117,822,000	15.2%	$62,011,000	8.0%		$77,514,000	10.0%
Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$112,741,000	14.5%	$31,053,000	4.0%	$	n/a	n/a
Tri City National Bank	$108,295,000	14.0%	$31,006,000	4.0%		$46,509,000	6.0%
Tier 1 capital (to average assets)
Tri City Bankshares Corporation	$112,741,000	10.4%	$43,566,000	4.0%	$	n/a	n/a
Tri City National Bank	$108,295,000	10.0%	$43,298,000	4.0%		$54,122,000	5.0%

NOTE 22 - Concentration of Credit Risk

Practically all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area, Southeastern Wisconsin.  Although the Bank has a diversified loan portfolio, the ability of its debtors to honor its contracts is dependent on the economic conditions of the counties surrounding the Bank.  The concentration of credit by type of loan is set forth in Note 6.

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 23 - Tri City Bankshares Corporation (Parent Company Only) Financial Information

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Cash on deposit with subsidiary Bank	$3,186,504	$3,294,753
Premises and equipment - net	1,136,526	1,207,077
Investment in subsidiary Bank	116,624,361	108,870,875
Other assets - net	1,033,338	961,848
TOTAL ASSETS	$121,980,729	$114,334,553

STOCKHOLDERS' EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	$-	$-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding as of 2011 and 2010, respectively	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	86,532,344	78,886,168
TOTAL STOCKHOLDERS' EQUITY	$121,980,729	$114,334,553

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
INCOME
Dividends from subsidiary Bank	$1,876,000	$21,437,898	$9,688,000
Interest income from subsidiary Bank	20,895	39,416	64,889
Management fees from subsidiary Bank	900,325	720,011	668,690
Total income	2,797,220	22,197,325	10,421,579
EXPENSES
Administrative and general - net	1,100,835	1,146,824	900,106

Income before income taxes and equity in undistributed earnings of subsidiary Bank	1,696,385	21,050,501	9,521,473
Plus: Income tax benefit	66,336	154,500	50,000
Income before equity in undistributed earnings of subsidiary	1,762,721	21,205,001	9,571,473
Equity in undistributed earnings of subsidiary bank	7,753,484	(6,894,959)	12,505,981
NET INCOME	$9,516,205	$14,310,042	$22,077,454

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 23 - Tri City Bankshares Corporation (Parent Company Only) Financial Information (cont.)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,516,205	$14,310,042	$22,077,454
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	85,451	83,112	91,902
Equity in undistributed income of subsidiary Bank	(7,753,486)	6,894,959	(12,505,981)
Other	(71,490)	(144,935)	(134,610)
Net Cash Flows Provided by Operating Activities	1,776,680	21,143,178	9,528,765

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment – net	(14,900)	(21,269)	(19,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends declared	(1,870,029)	(21,371,793)	(9,617,416)
Common stock issued - net	-	-	-
Net Cash Flows Used in Financing Activities	(1,870,029)	(21,371,793)	(9,617,416)

Net Change in Cash	(108,249)	(249,884)	(107,897)

CASH – BEGINNING OF YEAR	3,294,753	3,544,637	3,652,534

CASH – END OF YEAR	$3,186,504	$3,294,753	$3,544,637

TRI CITY BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 24 - Quarterly Results of Operations (Unaudited)

The quarterly results of operations is unaudited; however, in management's opinion, the interim data includes all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of results for the interim periods.

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	(Dollars in Thousands,
	except per share data)
	Three Months Ended
2011	December 31	September 30	June 30	March 31

Interest income	$13,804	$12,955	$13,594	$12,843
Interest expense	(989)	(1,086)	(1,180)	(1,328)
Net interest income	12,815	11,869	12,414	11,515
Provision for loan losses	(3,000)	(2,050)	(1,920)	(1,400)
Noninterest income	3,548	4,161	3,704	3,376
Noninterest expense	(10,156)	(10,239)	(10,098)	(10,331)
Income before income taxes	3,207	3,741	4,100	3,160
Income taxes	(1,074)	(1,297)	(1,447)	(874)
Net income	$2,133	$2,444	$2,653	$2,286

Basic earnings per share	$0.24	$0.28	$0.29	$0.26

2010	December 31	September 30	June 30	March 31

Interest income	$13,890	$15,400	$16,087	$16,551
Interest expense	(1,486)	(1,301)	(1,372)	(1,553)
Net interest income	12,404	14,099	14,715	14,998
Provision for loan losses	(2,800)	(1,400)	(950)	(1,780)
Noninterest income	4,043	3,739	3,913	4,781
Noninterest expense	(11,122)	(10,482)	(11,023)	(10,451)
Income before income taxes	2,525	5,956	6,655	7,548
Income taxes	844	2,202	2,477	2,851
Net income	$1,681	$3,754	$4,178	$4,697

Basic earnings per share	$0.19	$0.42	$0.47	$0.53

Form 10-K

Shareholders interested in obtaining a copy of the Corporation’s Annual Report to the Securities and Exchange Commission as filed on Form 10-K may do so at no cost by writing to:

Office of the Secretary
Tri City Bankshares Corporation
6400 South 27th  Street
Oak Creek, Wisconsin  53154