Form 10-Q
period 2012-03-31
TRI CITY BANKSHARES CORP
filed 2012-05-11
CIK 313337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___         NO   X

The number of shares outstanding of the registrant’s $1.00 par value common stock as of May 11, 2012 was 8,904,915 shares.

Signatures	41

Exhibit Index	42

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$28,707,458	$52,942,095
Federal funds sold	43,524,051	55,121,113
Cash and cash equivalents	72,231,509	108,063,208
Held to maturity securities, fair value of $398,868,076 and $363,252,684 as of March 31, 2012 and December 31 2011, respectively	397,358,546	360,566,062
Loans, less allowance for loan losses of $11,849,317 and $11,012,088 as of March 31, 2012 and December 31, 2011, respectively	686,375,316	696,785,798
Premises and equipment – net	18,889,594	19,146,870
Cash surrender value of life insurance	12,610,554	12,491,722
Mortgage servicing rights – net	1,587,287	1,598,802
Core deposit intangible	927,582	1,005,135
Other real estate owned	6,897,855	7,350,678
Accrued interest receivable and other assets	8,247,827	8,134,624
Total Assets	$1,205,126,070	$1,215,142,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$167,459,471	$176,767,314
Savings and NOW	679,921,022	714,052,479
Other time	186,800,432	179,660,109
Total Deposits	1,034,180,925	1,070,479,902
Payable for investments purchased	43,416,476	17,165,797
Other liabilities	2,978,371	5,516,471
Total Liabilities	1,080,575,772	1,093,162,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding of March 31, 2012 and December 31, 2011	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	89,101,913	86,532,344
Total Stockholders’ Equity	124,550,298	121,980,729
Total Liabilities and Stockholders’ Equity	$1,205,126,070	$1,215,142,899

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
INTEREST INCOME
Loans	$10,816,918	$11,686,922
Investment Securities:
Taxable	1,339,562	812,433
Tax exempt	353,070	331,874
Federal funds sold	10,736	12,000
Total Interest Income	12,520,286	12,843,229

INTEREST EXPENSE
Deposits	909,769	1,327,599
Other borrowings	-	123
Total Interest Expense	909,769	1,327,722
Net interest income before provision for loan losses	11,610,517	11,515,507
Provision for loan losses	1,500,000	1,400,000
Net interest income after provision for loan losses	10,110,517	10,115,507

NONINTEREST INCOME
Service charges on deposits	2,441,708	2,379,090
Loan servicing income	46,096	88,079
Net gain on sale of loans	429,714	235,263
Increase in cash surrender value of life insurance	118,832	114,533
Non-accretable loan discount	543,078	381,626
Other income	557,538	177,383
Total Noninterest Income	4,136,966	3,375,974

NONINTEREST EXPENSE
Salaries and employee benefits	5,692,120	5,645,626
Net occupancy costs	1,015,002	1,117,398
Furniture and equipment expenses	393,298	401,252
Computer services	983,266	892,410
Advertising and promotional	240,000	255,055
FDIC and other regulatory assessments	314,685	393,954
Office supplies	221,771	189,322
Core deposit intangible amortization	77,553	104,555
Other	1,233,878	1,331,937
Total Noninterest Expense	10,171,573	10,331,509
Income before income taxes	4,075,910	3,159,972
Less: Applicable income taxes	1,506,345	874,286
Net Income	$2,569,565	$2,285,686
Basic and fully diluted earnings per share	$0.29	$0.26
Dividends per share	$-	$-
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Three Months Ended March 2012 and 2011
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,569,565	$2,285,686
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	502,190	539,853
Amortization of servicing rights, premiums and discounts –net	(836,424)	(1,087,914)
Net gain on sale of loans	(429,714)	(235,263)
Amortization of core deposit intangible	77,553	104,555
Provision for loan losses	1,500,000	1,400,000
Proceeds from sales of loans held for sale	19,447,019	10,982,248
Originations of loans held for sale	(19,155,123)	(10,815,291)
Increase in cash surrender value of life insurance	(118,832)	(114,533)
Gain on disposal of fixed assets	-	(500)
Gain on sale of other real estate owned	(228,347)	(187,469)
Net change in:
Accrued interest receivable and other assets	(113,203)	(133,132)
Payable for investments purchased	26,250,679	-
Accrued interest payable and other liabilities	(669,307)	(644,950)
Net Cash Flows Provided by Operating Activities	28,796,056	2,093,290

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	160,417,493	11,366,542
Purchases	(198,121,630)	(90,783,506)
Net decrease in loans	9,765,763	10,174,531
Purchases of premises and equipment –net	(244,914)	(301,530)
Proceeds from sale of other real estate owned	1,723,300	1,878,450
Net Cash Flows Used In Investing Activities	(26,459,988)	(67,665,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(36,298,977)	(16,402,148)
Net change in other borrowings	-	(3,211,217)
Dividends paid	(1,868,790)	-
Net Cash Flows Used in Financing Activities	(38,167,767)	(19,613,365)
Net Change in Cash and Cash Equivalents	(35,831,699)	(85,185,588)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	108,063,208	128,070,730

CASH AND CASH EQUIVALENTS - END OF PERIOD	$72,231,509	$42,885,142
Non Cash Transactions:
Loans receivable transferred to other real estate owned	$1,042,130	$1,852,112
Mortgage servicing rights resulting from sale of loans	$137,818	$68,306
Supplemental Cash Flow Disclosures:
Cash paid for interest	$936,165	$1,373,713
Cash paid for income taxes	$2,200,000	$1,355,000

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Tri City Bankshares Corporation (“Tri City” or the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).  The December 31, 2011 financial information included herein is derived from the December 31, 2011 Consolidated Balance Sheet of Tri City, which is included in the 2011 Form 10-K.

The Corporation’s business is conducted primarily through its wholly-owned banking subsidiary, Tri City National Bank (“Bank”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all interim adjustments, consisting of normal recurring accruals, for a fair presentation of the results for the interim periods presented. The operating results for the first three months of 2012 are not necessarily indicative of the results that may be expected for the entire 2012 fiscal year.  Tri City has evaluated the consolidated financial statements for subsequent events through the date of the filing of this Form 10-Q.

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

3.    Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings.  It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  The new guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The provisions of this guidance did not have a significant impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In May 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.  The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments to the codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets.  The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The provisions of this guidance did not have any significant impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB” and, together with the FASB, the “Boards”) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification (“Codification”) in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The provisions of this guidance did not have any significant impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

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

Loans held for investment - The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  At March 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.  Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.  Mortgage loans held for investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

Other real estate owned - Loans on which the underlying collateral has been repossessed are recorded at the lesser of (i) carrying value or (ii) fair value less estimated costs to sell upon transfer to other real estate owned (“OREO”).  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.

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

As of March 31, 2012 and December 31, 2011 the Bank did not carry any assets that were measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 03/31/12	Level 1	Level 2	Level 3
Loans held for investment	$17,347,317	$-	$-	$17,347,317
Other real estate owned	6,897,855	-	-	6,897,855
Totals	$24,245,172	$-	$-	$24,245,172

	Balance at 12/31/11	Level 1	Level 2	Level 3
Loans held for investment	$17,902,323	$-	$-	$17,902,323
Other real estate owned	7,350,678	-	-	7,350,678
Totals	$25,253,001	$-	$-	$25,253,001

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.

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

Mortgage servicing rights - The fair value of MSRs is estimated using third-party information for selected asset price tables for servicing cost and servicing fees applied to the Bank’s portfolio of serviced loans.

Deposit Accounts - The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered forcertificates of deposit with similar remaining maturities.

Other borrowings – The carrying value of other borrowings, including federal funds purchased and repurchase agreements, approximates fair value.

The estimated fair values of financial instruments at March 31, 2012 and December 31, 2011are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$28,707,458	$28,707,458	$52,942,095	$52,942,095
Federal funds sold	43,524,051	43,524,051	55,121,113	55,121,113
Held to maturity securities	397,358,546	398,868,076	360,566,062	363,252,684
Federal reserve stock	322,100	322,100	322,100	322,100
Loans held for investment, net	686,375,316	693,975,823	696,785,798	701,196,384
Cash surrender value of life insurance	12,610,554	12,610,554	12,491,722	12,491,722
Mortgage servicing rights	1,587,287	1,810,083	1,598,802	1,884,447
Accrued interest receivable	4,626,856	4,626,856	4,650,828	4,650,828
FINANCIAL LIABILITIES
Deposits	$1,034,180,925	$1,032,820,574	$1,070,479,902	$1,069,056,674
Accrued interest payable	224,847	224,847	251,243	251,243

The estimated fair value of fee income on letters of credit outstanding at March 31, 2012 and December 31, 2011 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2012 and December 31, 2011.

5.    Held to Maturity Securities

Securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.  These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. Realized gains and losses are computed on a specific identification basis and declines in value determined to be other than temporary due to credit issues are included in gains (losses) on sale of securities.  In the event that a security is called, the Bank would expect to receive 100% of the principal.  Amortized costs and fair values of held to maturity securities as of March 31, 2011 and December 31, 2011 are summarized as follows:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$64,592,582	$1,652,783	$(29,318)	$66,216,047
U.S. government-sponsored entities	157,604,942	288,352	(721,680)	157,171,614
Collateralized mortgage obligations	45,812,350	313,827	(329,705)	45,796,472
Mortgage-backed securities	129,298,672	399,402	(64,131)	129,633,943
Other	50,000	-	-	50,000
Totals	$397,358,546	$2,654,364	$(1,144,834)	$398,868,076

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$63,145,630	$1,897,676	$(3,892)	$65,039,414
U.S. government-sponsored entities	261,601,680	810,407	(5,000)	262,407,087
Collateralized mortgage obligations	17,069,071	25,702	(81,226)	17,013,547
Mortgage-backed securities	18,699,681	52,067	(9,112)	18,742,636
Other	50,000	-	-	50,000
Totals	$360,566,062	$2,785,852	$(99,230)	$363,252,684

The amortized cost and fair value of held-to-maturity securities at March 31, 2012 by contractual maturity are shown below.  Expected maturities differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$13,008,204	$13,188,897
Due after one year less than 5 years	158,965,561	160,444,541
Due after 5 years less than 10 years	158,700,784	158,773,252
Due in more than 10 years	66,683,997	66,461,386
Totals	$397,358,546	$398,868,076

Held to maturity securities with an amortized cost of $94.5 million and $114.5 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

 The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$3,455,275	$29,318	$-	$-	$3,455,275	$29,318
U.S. government-sponsored entities	81,678,320	721,680	-	-	81,678,320	721,680
Collateralized mortgage obligations	19,582,960	329,705	-	-	19,582,960	329,705
Mortgage-backed securities	21,994,434	64,131	-	-	21,994,434	64,131
Totals	$126,710,989	$1,144,834	$-	$-	$126,710,989	$1,144,834

	December 31, 2011
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$979,394	$3,892	$-	$-	$979,394	$3,892
U.S. government-sponsored entities	9,995,000	5,000	-	-	9,995,000	5,000
Collateralized mortgage obligations	11,163,181	81,226	-	-	11,163,181	81,226
Mortgage-backed securities	5,403,167	9,112	-	-	5,403,167	9,112
Totals	$27,540,742	$99,230	$-	$-	$27,540,742	$99,230

Management does not believe any individual unrealized loss as of March 31, 2012 or December 31, 2011 represents other than temporary impairment.  At both March 31, 2012 and December 31, 2011, the Bank held no investment securities that had unrealized losses existing for greater than 12 months.   Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not by deterioration in credit quality of the underlying portfolio of securities. Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

6.    Loans

Major classifications of loans are as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Commercial	$18,747,827	$19,956,000
Real Estate
Construction	44,774,394	46,600,467
Commercial	297,951,623	298,042,808
Residential	286,022,104	288,609,383
Multifamily	36,604,964	39,798,866
Installment and Consumer	14,123,721	14,790,362
	$698,224,633	$707,797,886
Less: Allowance for loan losses	(11,849,317)	(11,012,088)
Net Loans	$686,375,316	$696,785,798

Credit risk tends to be geographically concentrated in that 96% of the loan customers are located in the local markets serviced by the Bank in Wisconsin.  The Bank's extension of credit is governed by its credit risk policy which was established to control the quality of the Bank's loans. This policy is reviewed and approved by the Board of Directors on a regular basis.

Commercial loans - Historically commercial lending has been a small part of the Bank’s portfolio which continues to be the case in 2012.  Commercial balances have decreased during these difficult economic times.  Reductions of outstanding balances on lines of credit have occurred as well as the demand for term financing as businesses made little, if any, investment in new equipment.  Commercial loans are collateralized by general business assets such as accounts receivable, inventory and equipment and have no real estate component.  During weak economic periods the Bank can be exposed to heightened risk if a business is out of compliance with debtor covenants supporting commercial loans.

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

Commercial real estate loans - The Bank’s commercial real estate lending efforts are focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations and retail facilities.  The most significant risk factor is occupancy. The fact that the Bank prefers owner occupied commercial real estate mitigates that risk, provided of course, the owner’s business survives.   The Bank’s $19.1 million per-borrower legal lending limit would permit it to compete for activity in the middle market, but management prefers to seek small businesses as its target borrowers. Loans to such businesses are approved based on the creditworthiness, economic feasibility and cash flow abilities of the borrower.

Residential real estate loans - Loans in this segment of the portfolio have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  The Bank considers owner-occupied one-to-four family loans to be low risk because underwriting has always required 20% equity and qualified borrowers with proper debt service coverage ratios.  These loans provide a foundation for the sale of all other retail banking products and have always been a staple of the Bank’s portfolio.  However, in the acquisition of Bank of Elmwood (the “Acquired Bank”) by the Bank from the FDIC in October 2009 (the “Acquisition”) the Bank acquired a number of residential real estate loans that do not meet the Bank’s underwriting standards and these borrowers were encouraged to bring loans current, pay delinquent taxes, refinance at another financial institution, comply with the Bank’s underwriting standards or face foreclosure.   The greatest risks to the Bank in this segment are those one-to-four family residential real estate loans that are not owner occupied.  Many of these scattered site owner’s loans were generated by the Acquired Bank through their “Rehab and Go” and “Equity is Cash” programs.  Often rehab dollars were not invested in the property, the properties were over-appraised and as rental property damage was prevalent but no replacement reserves were required as would be in a commercial real estate loan.

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

The following table presents the contractual aging of the recorded investment in loans as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$18,454,195	$41,704	$79,240	$172,688	$293,632	$18,747,827
Real estate
Construction	42,705,667	75,000	871,531	1,122,196	2,068,727	44,774,394
Commercial	287,389,736	2,623,885	954,547	6,983,455	10,561,887	297,951,623
Residential	260,174,667	6,352,577	2,282,495	17,212,365	25,847,437	286,022,104
Multifamily	34,848,872	-	-	1,756,092	1,756,092	36,604,964
Installment and other	13,338,469	340,856	35,840	408,556	785,252	14,123,721
Total Loans	656,911,606	9,434,022	4,223,653	27,655,352	41,313,027	698,224,633
Purchase Credit-Impaired Loans	(25,475,813)	(1,039,156)	(238,480)	(5,420,696)	(6,698,332)	(32,174,145)
Total loans, excluding Purchase Credit-Impaired Loans	$631,435,793	$8,394,866	$3,985,173	$22,234,656	$34,614,695	$666,050,488

	As of December 31, 2011
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$19,443,774	$58,506	$152,148	$301,572	$512,226	$19,956,000
Real estate
Construction	44,707,804	189,794	119,174	1,583,695	1,892,663	46,600,467
Commercial	287,520,615	3,033,167	1,358,887	6,130,139	10,522,193	298,042,808
Residential	268,286,798	3,360,425	2,702,845	14,259,315	20,322,585	288,609,383
Multifamily	37,933,674	415,821	-	1,449,371	1,865,192	39,798,866
Installment and other	14,017,731	283,519	14,331	474,781	772,631	14,790,362
Total Loans	671,910,396	7,341,232	4,347,385	24,198,873	35,887,490	707,797,886
Purchase Credit-Impaired Loans	(31,085,630)	(146,855)	(885,441)	(5,037,404)	(6,069,700)	(37,155,330)
Total loans, excluding Purchase Credit-Impaired Loans	$640,824,766	$7,194,377	$3,461,944	$19,161,469	$29,817,790	$670,642,556

Commercial loans deemed to be inadequately collateralized and past due 90 days or more for principal or interest are placed in a non-accrual status.  Residential real estate loans are not subject to these guidelines if well-secured, as deemed by the Senior Loan Committee, and in the process of collection.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$265,552	$10,508
Real estate
Construction	2,129,656	109,960
Commercial	8,051,411	744,131
Residential	18,400,878	1,214,749
Multifamily	1,880,337	-
Installment and other	131,496	322,927
Total Loans	30,859,330	2,402,275

Purchase Credit-Impaired Loans:
Commercial	(1,923)	-
Real Estate
Construction	-	-
Commercial	(1,399,647)	-
Residential	(4,458,315)	(12,736)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchase Credit-Impaired Loans	(6,463,280)	(12,736)
Total loans, excluding Purchase Credit-Impaired Loans	$24,396,050	$2,389,539

	As of December 31, 2011
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$393,391	$47,156
Real estate
Construction	1,101,343	732,911
Commercial	7,455,567	426,242
Residential	15,931,722	757,514
Multifamily	1,990,563	-
Installment and other	62,742	412,039
	26,935,328	2,375,862
Purchase Credit-Impaired Loans:
Commercial	(2,919)	(12,749)
Real Estate
Construction	-	-
Commercial	(1,602,816)	-
Residential	(4,671,780)	(12,914)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchase Credit-Impaired Loans	(6,880,910)	(25,663)
Total loans, excluding Purchase Credit-Impaired Loans	$20,054,418	$2,350,199

Management uses an internal asset classification system as a means of identifying problem and potential problem assets.  At the quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention,” “Substandard” and “Doubtful” for the previous twelve months both as a total dollar volume in each classified category and as the percent of capital each classified category represents.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at a future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are classified as “Pass.”   The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$17,109,371	$867,331	$738,371	$32,754	$18,747,827
Real estate
Construction	41,649,913	-	2,960,943	163,538	44,774,394
Commercial	265,460,413	11,677,487	20,758,951	54,772	297,951,623
Multifamily	32,365,706	2,358,921	1,763,889	116,448	36,604,964
Total	$356,585,403	$14,903,739	$26,222,154	$367,512	$398,078,808

Current	$354,215,774	$14,000,389	$15,018,769	$163,538	$383,398,470
30-59	1,259,798	649,691	831,100	-	2,740,589
60-89	487,932	-	1,417,386	-	1,905,318
Over 90	621,899	253,659	8,954,899	203,974	10,034,431
Total	$356,585,403	$14,903,739	$26,222,154	$367,512	$398,078,808

	As of December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$17,834,473	$1,192,000	$895,121	$34,406	$19,956,000
Real estate
Construction	41,739,351	555,665	4,140,419	165,032	46,600,467
Commercial	270,211,863	10,912,130	16,864,133	54,682	298,042,808
Multifamily	34,959,277	2,849,026	1,874,115	116,448	39,798,866
Total	$364,744,964	$15,508,821	$23,773,788	$370,568	$404,398,141

Current	$361,193,743	$15,233,112	$13,013,980	$165,032	$389,605,867
30-59	3,052,889	-	644,399	-	3,697,288
60-89	320,762	275,709	1,033,738	-	1,630,209
Over 90	177,570	-	9,081,671	205,536	9,464,777
Total	$364,744,964	$15,508,821	$23,773,788	$370,568	$404,398,141

 For residential real estate and installment loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Performing	Nonperforming	Total
Residential Real Estate	$266,406,477	$19,615,627	$286,022,104
Installment & Other	13,669,298	454,423	14,123,721
Total	$280,075,775	$20,070,050	$300,145,825

	As of December 31, 2011
	Performing	Nonperforming	Total
Residential Real Estate	$271,920,147	$16,689,236	$288,609,383
Installment & Other	14,315,581	474,781	14,790,362
Total	$286,235,728	$17,164,017	$303,399,745

At March 31, 2012, the Corporation has identified $52.1 million of loans as impaired, including $26.1 million of performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A performing troubled debt restructuring consists of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.  A summary of the details regarding impaired loans follows:

	March 31, 2012	December 31, 2011
Loans for which there was a related allowance for loan loss	$24,628,452	$24,368,902
Impaired loans with no related allowance	27,463,538	24,144,704
Total Impaired Loans	$52,091,990	$48,513,606

Average quarterly balance of impaired loans	$50,302,798	$46,524,919
Related allowance for loan losses	7,281,135	6,466,579
Interest income recognized while impaired	294,198	842,282

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
			Allowance
	Unpaid Principal	Partial Charge-	For Loan Losses	Recorded
	Balance	offs	Allocation	Investment
Loans with no related allowance recorded:
Commercial	$114,014	$4,230	$-	$109,784
Real estate
Construction	914,905	15,846	-	899,059
Commercial	11,981,449	1,048,643	-	10,932,806
Residential	15,364,728	123,292	-	15,241,436
Multifamily	130,880	6,636	-	124,244
Installment & Other	156,223	14	-	156,209
Total	28,662,199	1,198,661	-	27,463,538

Loans with a related allowance recorded:
Commercial	155,926	158	66,131	89,637
Real estate
Construction	1,686,245	16,429	475,440	1,194,376
Commercial	5,059,626	189,998	1,694,595	3,175,033
Residential	16,437,744	360,215	4,318,113	11,759,416
Multifamily	1,757,918	1,824	662,239	1,093,855
Installment & Other	99,617	-	64,617	35,000
Total	25,197,076	568,624	7,281,135	17,347,317
Total Impaired Loans	$53,859,275	$1,767,285	$7,281,135	$44,810,855

	As of December 31, 2011
			Allowance
	Unpaid Principal	Partial Charge-	For Loan Losses	Recorded
	Balance	offs	Allocation	Investment
Loans with no related allowance recorded:
Commercial	$366,920	$11,218	$-	$355,702
Real estate
Construction	1,481,875	13,850	-	1,468,025
Commercial	7,968,827	1,034,776	-	6,934,051
Residential	14,640,519	82,953	-	14,557,566
Multifamily	734,274	5,508	-	728,766
Installment & Other	100,594	-	-	100,594
Total	25,293,009	1,148,305	-	24,144,704

Loans with a related allowance recorded:
Commercial	37,396	-	24,175	13,221
Real estate
Construction	774,837	14,643	274,218	485,976
Commercial	8,066,785	185,080	1,743,062	6,138,643
Residential	14,715,142	376,919	3,847,056	10,491,167
Multifamily	1,279,699	17,902	523,481	738,316
Installment & Other	89,587	-	54,587	35,000
Total	24,963,446	594,544	6,466,579	17,902,323
Total Impaired Loans	$50,256,455	$1,742,849	$6,466,579	$42,047,027

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Allowance for loan losses:
Beginning balance	$163,865	$583,784	$3,748,857	$5,569,743	$786,919	$158,920	$11,012,088
Charge-offs	-	-	(143,813)	(726,279)	(47,751)	(66,603)	(984,446)
Recoveries	5,358	32,786	122,116	145,206	-	16,209	321,675
Provision	31,833	159,206	9,819	1,072,246	169,594	57,302	1,500,000
Ending Balance	$201,056	$775,776	$3,736,979	$6,060,916	$908,762	$165,828	$11,849,317

Loans:
Ending balance	$18,747,827	$44,774,394	$297,951,623	$286,022,104	$36,604,964	$14,123,721	$698,224,633
Allowance for loan losses;
Individually evaluated for impairment	66,131	475,440	1,694,595	3,389,255	571,340	64,617	6,261,378
Collectively evaluated for impairment	134,925	300,336	2,042,384	1,742,803	246,523	101,211	4,568,182
Acquired	-	-	-	928,858	90,899	-	1,019,757
Total allowance for loan losses	201,056	775,776	3,736,979	6,060,916	908,762	165,828	11,849,317
Recorded Investment	$18,546,771	$43,998,618	$294,214,644	$279,961,188	$35,696,202	$13,957,893	$686,375,316

Ending Balance:
Individually evaluated for impairment	$265,552	$2,568,875	$15,802,437	$31,318,965	$1,880,337	$255,824	$52,091,990
Collectively evaluated for impairment	18,470,585	41,114,486	279,591,718	238,580,641	33,747,070	13,855,203	625,359,703
Acquired	11,690	1,091,033	2,557,468	16,122,498	977,557	12,694	20,772,940
Total ending balance	$18,747,827	$44,774,394	$297,951,623	$286,022,104	$36,604,964	$14,123,721	$698,224,633

	As of December 31, 2011
			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Multifamily	Consumer	Total
Allowance for loan losses:
Beginning balance	$412,745	$447,955	$2,819,054	$4,593,811	$1,010,978	$242,049	$9,526,592
Charge-offs	(299,829)	(256,279)	(1,199,872)	(4,971,619)	(117,115)	(283,184)	(7,127,898)
Recoveries	10,232	36,965	86,453	88,024	-	21,720	243,394
Provision	40,717	355,143	2,043,222	5,859,527	(106,944)	178,335	8,370,000
Ending Balance	$163,865	$583,784	$3,748,857	$5,569,743	$786,919	$158,920	$11,012,088

Loans:
Ending balance	$19,956,000	$46,600,467	$298,042,808	$288,609,383	$39,798,866	$14,790,362	$707,797,886
Allowance for loan losses;
Individually evaluated for impairment	24,176	274,218	1,741,553	2,767,300	523,481	54,586	5,385,314
Collectively evaluated for impairment	139,689	309,566	2,005,795	1,722,687	263,438	104,334	4,545,509
Acquired	-	-	1,509	1,079,756	-	-	1,081,265
Total allowance for loan losses	163,865	583,784	3,748,857	5,569,743	786,919	158,920	11,012,088
Recorded Investment	$19,792,135	$46,016,683	$294,293,951	$283,039,640	$39,011,947	$14,631,442	$696,785,798

Ending Balance:
Individually evaluated for impairment	$393,391	$2,227,927	$14,815,756	$28,895,790	$1,990,563	$190,179	$48,513,606
Collectively evaluated for impairment	19,526,299	43,272,500	280,378,746	240,804,604	36,824,488	14,587,610	635,394,247
Acquired	36,310	1,100,040	2,848,306	18,908,989	983,815	12,573	23,890,033
Total ending balance	$19,956,000	$46,600,467	$298,042,808	$288,609,383	$39,798,866	$14,790,362	$707,797,886

The Corporation continues to evaluate loans purchased in conjunction with the Acquisition for impairment in accordance with GAAP.  The purchased loans were considered impaired at the Acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$129,001	$898,355	$709,145
Real Estate
Construction	2,680,523	44,075	1,494,297
Commercial	10,166,463	10,196,228	13,308,033
Residential	43,186,229	53,718,957	72,774,200
Multifamily	2,296,524	-	1,580,951
Installment and Consumer	15,719	3,143,934	1,843,160
Total	$58,474,459	$68,001,549	$91,709,786

	As of December 31, 2011
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$235,856	$972,354	$828,188
Real Estate
Construction	3,676,897	44,697	2,191,129
Commercial	10,509,579	12,485,797	15,459,924
Residential	48,061,689	56,780,596	79,049,005
Multifamily	2,302,782	-	1,587,210
Installment and Consumer	18,223	3,485,572	2,018,806
Total	$64,805,026	$73,769,016	$101,134,262

As of March 31, 2012 the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $58.5 million and $68.0 million, respectively.  The cash flows expected to be collected related to principal as of March 31, 2012 on all purchased loans is $91.7 million.  These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at March 31, 2012.  The difference between the contractually required payments at Acquisition and the cash flow expected to be collected at Acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows will result in a reversal of the provision for loan losses charged to earnings to the extent of prior charges or a reclassification of the difference from non-accretable discount to accretable discount, with a positive impact on interest income.  Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The change in the carrying amount of accretable yield for purchased loans was as follows for the three months ended March 31, 2012.

ACCRETABLE YIELD

	For Three Months Ended March 31,
	2012	2011
Beginning Balance	$9,760,544	$14,414,324
Additions	0	0
Accretion(1)	1,354,334	1,095,427
Ending Balance	$8,406,210	$13,318,897

(1) Accretable yield is recognized as the purchased loans pay down, mature, renew or pay off.

Contractual maturities of loans with accretable yield range from 1 year to 30 years.  Actual maturities may differ from contractual maturities because borrowers have the right to prepay or renew their loan prior to maturity or the loan may be charged off.

7.    Allowance for Loan Losses

The allowance for loan losses (“ALL”) reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable losses inherent in the loan portfolio.  An analysis of changes in the ALL is presented in the following table:

ALLOWANCE FOR LOAN LOSSES

	For Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$11,012,088	$9,526,592
Charge-offs	(984,446)	(1,083,128)
Recoveries	321,675	26,790
Net loans charged-off	(662,771)	(1,056,338)
Additions to ALL charged to expense	1,500,000	1,400,000
Balance at end of period	$11,849,317	$9,870,254

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

A summary of the activity in OREO is as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Beginning Balance	$7,350,678	$5,407,205
Additions	1,042,130	10,256,043
Valuation Adjustments	-	-
Sales	(1,494,953)	(8,312,570)
Ending Balance	$6,897,855	$7,350,678

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

A summary of troubled debt restructurings as of March 31, 2012 and December 31, 2011 is noted in the table below.  All troubled debt restructurings are considered impaired loans and, as of March 31, 2012, the ALL associated with those loans was $2.1 million.

	March 31, 2012
	Number of	Total Troubled Debt	ALL	Recorded
	Modifications	Restructurings	Allocation	Investment
Commercial	-	$-	-	$-
Real estate
Construction	3	602,756	45,116	557,640
Commercial	19	8,696,941	691,135	8,005,806
Residential	96	16,132,712	1,163,353	14,969,359
Multifamily	2	590,031	210,260	379,771
Installment and other	9	124,329	11,779	112,550
Total Loans	129	$26,146,769	2,121,643	$24,025,126

	December 31, 2011
	Number of	Total Troubled Debt	ALL	Recorded
	Modifications	Restructurings	Allocation	Investment
Commercial	-	$-	$-	$-
Real estate
Construction	4	1,291,616	46,081	1,245,535
Commercial	13	7,360,189	790,410	6,569,779
Residential	86	15,950,281	923,937	15,026,344
Multifamily	2	541,192	170,295	370,897
Installment and other	9	127,437	11,844	115,593
Total Loans	114	$25,270,715	$1,942,567	$23,328,148

The following is a summary of troubled debt restructurings as of March 31, 2012 and December 31, 2011 that were in default.  Troubled debt restructures in default are past due 90 days or more at the end of the period.

	March 31, 2012		December 31, 2011
	Number of	Total in	Number or	Total in
	Modifications	Default	Modifications	Default
Commercial	-	$-	-	$-
Real estate
Construction	-	-	-	-
Commercial	-	-	-	-
Residential	20	3,410,975	18	2,860,627
Multifamily	1	465,786	-	-
Installment and other	1	1,480	-	-
Total Loans	22	$3,878,241	18	$2,860,627

A summary of the type of modifications made on troubled debt restructurings that occurred during the first three months of 2012 and 2011 is noted in the table below.

	For the Three Months Ended March 31, 2012
	Modification of Terms		Reduction of Interest Rate		Interest-only Payments		Forgiveness of Debt		Total
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial	-	$-	-	$-	-	$-	-	$-	-	$-
Real estate
Construction	-	-	-	-	--	-	-	-	-	-
Commercial	-	-	3	831,423	4	945,915	-	-	7	1,777,338
Residential	1	32,563	8	279,463	1	14,023	-	-	10	326,049
Multifamily	-	-	-	-	-	-	-	-	-	-
Installment & Other	-	-	-	-	-	-	-	-	-	-
Total Loans	1	$32,563	11	1,110,886	5	$959,938	-	$-	17	$2,103,387

For the Three Months Ended March 31, 2011
	Modification of Terms		Reduction of Interest Rate		Interest-only Payments		Forgiveness of Debt		Total
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial	-	$-	-	$-	-	$-	-	$-	-	$-
Real estate
Construction	-	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-	-	-
Residential	1	60,827	7	1,078,500	1	411,768	-	-	9	1,551,095
Multifamily	-	-	-	-	-	-	-	-	-	-
Installment & Other	-	-	-	-	-	-	-	-	-	-
Total Loans	1	$60,827	7	1,078,500	1	$411,768	-	$-	9	$1,551,095

10.     Regulatory Capital Requirements

As of March 31, 2012, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2012
Total capital (to risk weighed assets)
Tri City Bankshares Corporation	$132,897,000	17.7%	$60,176,000	8.0%	$	n/a	n/a	%
Tri City National Bank	$128,491,000	17.1%	$60,075,000	8.0%		$75,093,000	10.0%

Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$123,464,000	16.4%	$30,088,000	4.0%	$	n/a	n/a	%
Tri City National Bank	$119,074,000	15.8%	$30,037,000	4.0%		$45,056,000	6.0%

Total capital (to average assets)
Tri City Bankshares Corporation	$123,464,000	10.7%	$46,370,000	4.0%	$	n/a	n/a	%
Tri City National Bank	$119,074,000	10.3%	$46,337,000	4.0%		$57,921,000	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011
Total capital (to risk weighed assets)
Tri City Bankshares Corporation	$130,371,000	17.1%	$61,037,000	8.0%	$	n/a	n/a	%
Tri City National Bank	$125,937,000	16.6%	$60,783,000	8.0%		$75,979,000	10.0%

Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$120,816,000	15.8%	$30,414,000	4.0%	$	n/a	n/a	%
Tri City National Bank	$116,421,000	15.5%	$30,392,000	4.0%		$45,588,000	6.0%

Total capital (to average assets)
Tri City Bankshares Corporation	$120,816,000	10.6%	$45,524,000	4.0%	$	n/a	n/a	%
Tri City National Bank	$116,421,000	10.2%	$45,515,000	4.0%		$56,894,000	5.0%

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

Forward-looking statements are subject to significant risks and uncertainties and the Corporation’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth in Item 1A of the 2011 Form 10-K, which item is incorporated herein by reference, and any other risks identified in Part II, Item 1A and elsewhere in this report.

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statement.

PART I -  Critical Accounting Policies

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

Allowance for Loan Losses

The ALL is a valuation allowance for probable and inherent losses incurred in the loan portfolio. The ALL is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management maintains ALL at levels that it believes to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The adequacy of the ALL is determined based on periodic evaluations of the loan portfolios and other relevant factors. The ALL comprises both a specific component and a general component. Even though the entire ALL is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors. Management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate on a quarterly basis.

In determining the general allowance, management has segregated the loan portfolio by loan class. For each class of loan, management computes a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor management looks at trends in net charge-off ratios. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience.  Management adjusts the historical loss factors for the impact of the following qualitative factors: asset quality, changes in volume and terms, policy changes, ability of management, economic trends, industry conditions, changes in credit concentrations and competitive/legal factors.  In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. Management separately evaluates both the Bank’s historical portfolio as well as acquired loans that have renewed and are eligible to be considered as part of the general allowance.  Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to what we believe is appropriate for the probable and inherent risk of loss in its portfolio.

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

The adequacy of the ALL is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The ALL reflects management's best estimate of the probable and inherent losses on loans and is based on a risk model developed and implemented by management and approved by the Bank's Board of Directors.

In addition, various regulatory agencies periodically review the ALL.  These agencies may suggest additions to the ALL based on their assessment of the information available to them at the time of their examination.

Loans Acquired Through Purchase

Loans acquired through the completion of a purchase, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Bank will be unable to collect all contractually- required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually at the date of acquisition to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Contractually-required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, a loss accrual or a valuation allowance.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from non-accretable discount to accretable discount with a positive impact on interest income. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as provision for loan losses. If the Bank does not have the information necessary to reasonably estimate expected cash flows, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

Other Real Estate Owned

OREO comprises real estate acquired in partial or full satisfaction of loans. OREO is recorded at the lower of carrying value or its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ALL. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings as a valuation allowance. The amount the Bank ultimately recovers on repossessed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Bank’s control.

Income Taxes

The Corporation files a consolidated federal income tax return and combined state income tax returns.  Income tax expense is recorded based on the liability method.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The differences relate principally to the ALL, mortgage servicing rights, deferred loan fees, and premises and equipment.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  The Corporation also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  The Corporation follows the applicable accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to the uncertainty in these income tax positions.  It is the Corporation’s policy to include interest and penalties in tax expense.

Financial Condition

Total Assets

The Corporation’s total assets decreased $10.0 million, or 0.8%, from $1,215.1 million at December 31, 2011 to $1,205.1 million at March 31, 2012.  The decrease in total assets was primarily due to a decrease in cash, federal funds sold and total loans which was partially off set by an increase in investment securities during the first three months of 2012.

Cash and Cash Equivalents

Cash and cash equivalents, including federal funds sold, decreased $35.8 million or 33.2%, since December 31, 2011.  Cash and due from banks decreased $24.2 million while federal funds sold decreased $11.6 million.  The decrease in cash and cash equivalents is due to the short-term increase in deposits at year-end associated with municipal deposits from the collection of property taxes and with commercial deposits resulting from holiday spending. These deposits typically run off during the first quarter of each year.  In addition, management reinvested the excess funds during the first quarter of 2012 into suitable investment securities given the continued low interest rate environment.

 Investment Securities

Investment securities increased $36.8 million, or 10.2%, during the first three months of 2012 to $397.4 million.  During the first three months of 2012, $197.3 million of investment securities were purchased, $154.9 million of investment securities were called, $4.2 million of investment securities paid down and $1.4 million of investment securities matured.  The increase in the investment securities portfolio during 2012 was due to the reinvestment of excess liquidity.  Management continues to follow its practice of holding the securities in the investment portfolio to maturity.

State and political subdivision investment securities increased $1.4 million to $64.6 million at March 31, 2012 compared to $63.2 million at December 31, 2011.  Management maintains overall quality as well as addresses its asset/liability management concerns by limiting purchases to rated investments of high quality or, on a limited basis, to well known local non-rated issues.  Investments in securities of U.S. government sponsored entities (“GSEs”) decreased $104.0 million to $157.6 million at March 31, 2012 compared to $261.6 million at year end 2011.  Many of the GSE securities have step-up features that provide the Bank the advantage of increasing yields in a rising rate environment, while the issuer receives the advantage of a call option in return and therefore the ability to reprice the security in a falling rate environment.  Many of the step-up bonds that were called during the first quarter of 2012 were reinvested in collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBSs”).  As a result, CMOs increased $28.8 to $45.9 million at March 31, 2012 compared to $17.1 million at December 31, 2011 while MBSs increased $110.6 million to $129.3 million at March 31, 2012 compared to $18.7 million at December 31, 2011.  CMOs amd MBSs are structured to return principal as the weighted average life is significantly shorter than the maturity of the underlying mortgages.  The cash flow will enhance the yield of the investment portfolio when interest rates rise as the economy strengthens.

Loans

Total loans decreased $9.6 million or 1.4% during the first three months of 2012 from $707.8 million at December 31, 2011 to $698.2 million at March 31, 2012.  The decrease in total loans outstanding was partially due to the continued aggressive management of the loans acquired in the Acquisition to conform them to the Bank’s historical underwriting standards, which in some cases resulted in the borrower refinancing elsewhere.  In addition, management continues to focus on credit quality resulting in continued scrutiny of equity, cash flow and borrower character for new loan opportunities created as borrowers refinance their credits with competing banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any such loans in its portfolio.  Loans originated by the Bank are generally loans to small businesses and individuals in the communities served in the Southeastern Wisconsin market.

As of October 23, 2009 (the “Acquisition Date”) the Acquired Bank’s loan portfolio was discounted $85.1 million to reflect the estimated fair value of the acquired loans.  Between the Acquisition Date and March 31, 2012 the discount has been significantly reduced as a result of activity in the Acquired Bank’s loan portfolio including renewals, amortization, pay-offs and charge-offs.  Thus, the Bank’s total loans of $698.2 million at March 31, 2012 include a discount of $34.8 million reflecting the difference between cash flows expected to be received and the contractually required payments on the acquired loans.  Credit management to ensure credit quality of the acquired loans as they are integrated into the Bank’s portfolio will continue to be a priority in 2012 and will remain so until the loans are completely transitioned.  Management believes the remaining discount will be sufficient to cover the remaining credit losses related to the acquired loans.

	LOAN PORTFOLIO ANALYSIS
	(Dollars in Thousands)

	March 31, 2012		December 31, 2011
	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category
Commercial	$18,748	2.69%	$19,956	2.82%
Real Estate
Construction	44,774	6.41%	46,600	6.58%
Commercial	297,952	42.67%	298,043	42.11%
Residential	286,022	40.97%	288,609	40.78%
Multi-Family	36,605	5.24%	39,799	5.62%
Installment and Consumer	14,124	2.02%	14,790	2.09%
Total	$698,225	100.00%	$707,797	100.00%

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets increased $0.1 million or 1.4% to $8.2 million during the first three months of 2012.

Total Deposits and Borrowings

Deposits at the Bank decreased $36.3 million, or 3.4%, from $1,070.5 million at December 31, 2011 to $1,034.2 million at March 31, 2012.  Demand deposits decreased $9.3 million, savings and NOW accounts decreased $34.1 million, and time deposits increased $7.1 million.  The decrease in demand accounts as well as savings and NOW accounts was driven by a decrease of $9.2 million and $53.0 million in municipal deposits, respectively. The decline in municipal NOW accounts was partially offset by significant growth in both non-municipal NOW accounts and savings accounts. The decrease in municipal deposits during the first quarter is expected due to the increase in municipal deposits from the receipt of property tax payments in December of each year.  A portion of these deposits tend to be transferred to the State of Wisconsin Investment Fund after the first of the year with the remaining balances declining throughout the year as funds are spent on operating activities.

The Bank did not have any borrowings as of March 31, 2012 or December 31, 2011.  The Bank adjusts its level of daily borrowing and short term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility with its primary correspondent banks.

Payable of investments purchased

Payable for investments purchased increased $26.2 million to $43.4 million as of March 31, 2012 compared to $17.2 million on December 31, 2011.  This payable represents securities that were purchased prior to the end of the period that did not settle until after the end of the period.

Accrued Interest Payable and Other Liabilities

Accrued interest payable and other liabilities decreased $2.5 million to $3.0 million at March 31, 2012 from $5.5 million at December 31, 2011.  The decrease is primarily due to a dividend payable of $1.9 million as of December 31, 2011 compared to no such dividend payable as of March 31, 2012 as well as a decrease in taxes payable.

Capital Resources

Total stockholders’ equity increased $2.6 million, or 2.1%, during the first three months of 2012, which was equal to the Corporation’s net income of $2.6 million for the period, as no dividends were declared during the period.   In December of 2011, the Board declared a regular dividend of $0.21 per share that was paid in January of 2012.  In April of 2012 the Board declared a regular dividend of $0.21 per share to shareholders of record on April 23, 2012 that is payable on May 3, 2012.  The Board will continue to review earnings, monitor regulatory developments and consider other appropriate factors relative to declaring the amount of future dividends.

Federal banking regulatory agencies have established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities.  As of March 31, 2012, the Bank’s Tier 1 leverage ratio was 10.3% compared to 10.2% at December 31, 2011. Tier 1 risk-based capital ratios were 15.8% at March 31, 2012 and 15.5% at December 31, 2011.  As of March 31, 2012, the Bank’s total risk-based capital ratio was 17.1% compared to 16.6% at December 31, 2011.  The increase in all three capital ratios was largely due to an increase in total capital through retained earnings.

All of the Bank’s capital ratios at March 31, 2012 were significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk-based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes that the Bank has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Bank in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Nonperforming Assets and ALL

Nonperforming loans, excluding purchased credit-impaired loans, were $25.9 million at March 31, 2012 compared to $22.4 million at December 31, 2011.  There continued to be significant activity in the Bank’s nonperforming loans as many of those loans move through the foreclosure process and end up in OREO.  Total interest income that was accrued but never recorded as income on non-accrual loans was $3.0 million at March 31, 2012 and $2.7 million at December 31, 2011.

The carrying value of OREO was $6.9 million at March 31, 2012 compared to $7.4 million at December 31, 2011.  There has been significant activity in OREO as 13 properties have been added to OREO and 26 OREO properties were sold during the first three months of 2012.  As of March 31, 2012, the Bank had 54 total properties in OREO.  The elevated carrying value and number of properties in OREO is due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past several years.  The Bank’s goal is to minimize the delay in liquidation of OREO properties.  As a result of the Acquisition, management estimates it will continue to foreclose and liquidate a significant number of properties during the remainder of 2012.  Management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses on such liquidations of the acquired loans.

The ALL increased $0.8 million or 7.6% to $11.8 million during the first three months of 2012.  A $1.5 million provision for loan loss was charged to earnings for the three months ended March 31, 2012.  In addition, a total of $1.0 million of loans were charged-off during the first three months of 2012, which was partially offset by $0.3 million of recoveries during the period on loans that had been previously charged-off.  The Bank’s charge-offs and the corresponding provision for loan losses reflect activity on acquired loans as well as the adverse effects of the continuing difficult economic conditions.

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	March 31, 2012	December 31, 2011
Balance of ALL at beginning of period	$11,012	$9,527
Total loans charged-off	(985)	(7,128)
Total recoveries	322	243
Net loans charged-off	(663)	(6,885)
Additions to ALL charged to expense	1,500	8,370
Balance of ALL at end of period	$11,849	$11,012

Nonaccrual loans	$18,471	$16,337
Troubled debt restructurings-nonaccrual	4,914	3,692
Loans past due 90 days or more	2,402	2,376
Total nonperforming loans(1)	25,787	22,405
OREO	6,898	7,351
Total nonperforming assets	$32,685	$29,756

Ratio of nonperforming loans to total loans	3.69%	3.17%
Ratio of nonperforming assets to total assets	2.71%	2.49%
Ratio of ALL to total nonperforming loans	45.95%	49.15%
Ratio of net loans charged off during the period to average loans outstanding(2)	0.38%	0.95%
Ratio of ALL to total loans	1.70%	1.56%

(1)
This amount excludes purchased credit-impaired loans of $7.5 million and $6.9 million at March 31, 2012 and December 31, 2011, respectively.  Purchased credit-impaired loans had evidence of deterioration in credit quality prior to the Acquisition. Fair value of these loans as of October 23, 2009, the date of the Acquisition, includes estimates of credit losses.

(2)	Net loans charged-off for the three months ended March 31, 2012 has been annualized.

Liquidity

The ability to provide the necessary funds for the Bank’s day-to-day operations depends on a sound liquidity position.  Management monitors the Bank’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in these products.  Management believes that these efforts will help the Bank to not only retain these deposits, but to encourage continued deposit growth.  The Bank has the ability to borrow up to $50.0 million in federal funds purchased, the ability to borrow up to $50.1 million through repurchase agreements and has an additional $29.2 million available for short-term liquidity through the Federal Reserve Bank Discount window.

During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to continue to be sufficient to meet the cash requirements of its lending activities.

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At March 31, 2012, the Bank’s loan-related commitments, including standby letters of credit and financial guarantees, totaled $104.5 million.

Results of Operations

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the three-month periods ended March 31, 2012 and March 31, 2011.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Net income	$2,570	$2,286
Earnings per share	$0.29	$0.26
Cash dividends per share	$0.21	$-

Return on average assets	0.89%	0.82%
Return on average equity	8.43%	8.00%
Efficiency ratio, as reported(1)	64.59%	69.38%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.

The Corporation posted net income of $2.6 million for the first quarter of 2012, an increase of $0.3 million, or 12.4%, from the first quarter of 2011.  Earnings per share increased to $0.29 for the three months ended March 31, 2012 compared to $0.26 for the same period in 2011.

The increase in earnings was due to a $0.8 million increase in non-interest income and a $0.2 million decrease in non-interest expense, which was partially offset by a higher effective tax rate.  In addition, net interest income increased $0.1 million and was offset by a $0.1 million increase in loan loss reserves.  The increase in non-interest income was primarily due to increased mortgage lending activity and an increase in the gain on sale of other real estate owned net of expenses.  Non-interest expenses decreased due to a decline in regulatory assessments.  The increase in net interest income was due to increased interest income from investments and lower interest expenses on deposits, which was partially offset by a decrease in interest income on loans.  Operating earnings during the first quarter of 2012 were also positively affected by an increase in Acquisition-related purchase accounting income, which totaled $1.8 million during the first quarter of 2012 compared to $1.4 million during the same period in 2011.  The Acquisition-related purchase accounting income and expense impact the net interest margin, other income and other operating expenses.

Interest Income

Total interest income on loans decreased $0.9 million, or 7.4%, in the first quarter of 2012 compared to the first quarter of 2011.  The decrease was due to both a reduction in loan volume and the continued low interest rate environment.  Average loans decreased $35.8 million, or 4.9%, for the quarter ended March 31, 2012 compared to the first quarter of 2011, due primarily to the run-off of acquired loans.  In addition to lower loan volume, loan yields decreased 17 basis points to 6.18% for the first quarter of 2012 compared to 6.35% for the first quarter of 2011, as new and renewed loans were booked at lower interest rates than the existing portfolio.  The decrease in interest income on loans was partially offset by an increase in the purchase accounting income related to the Acquisition of $0.2 million from $1.1 million for the first quarter of 2011 to $1.3 million in first quarter of 2012.  Loan discount accretion is realized as the Acquired Bank’s loan portfolio continues to amortize, mature or pay off.  Interest income on loans for the first quarter of 2012, excluding loan discount accretion, decreased by $1.1 million compared to same period in 2011.

Interest income on investment securities on a tax-equivalent basis increased $0.5 million, or 36.4%, for the first quarter of 2012 compared to the first quarter of 2011.  This change reflects an increase in both rate and volume.  The average tax equivalent yield on the investment securities increased 29 basis points to 2.23% during the first quarter of 2012 compared to 1.94% for the same period of 2011.  The increase in interest income on investment securities was also caused by a $65.1 million increase in the average amount of investment securities to $336.9 million for the three months ended March 31, 2012.  In addition, the Bank earned $11,000 of interest income on average federal funds sold of $56.1 million during the first quarter of 2012 compared to $12,000 of interest income earned on average federal funds sold of $34.6 million during the same period of 2011.

Interest Expense

Interest expense for the three months ended March 31, 2012 decreased $0.4 million or 31.5%, compared to the same period in 2011.   The average yield on interest-bearing liabilities decreased 22 basis points to 0.42% during the first quarter of 2012 compared to 0.64% in the first quarter of 2011.  The decrease in average yields was partially offset by an increase in average interest-bearing liabilities of $32.8 million to $868.8 million for the first quarter of 2012 from $836.0 million for the first quarter of 2011, primarily due to an increase in core deposits.

Net Interest Margin

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $11.6 million for the first three months of 2012, compared to $11.5 million for the same period in 2011. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $0.2 million for the first quarter of 2012 and $0.2 million for the first quarter of 2011 resulted in a tax-equivalent net interest income of $11.8 million and $11.7 million, respectively.  The tax-equivalent net interest margin for the three months ended March 31, 2012 was 4.31% compared to 4.48% for the three months ended March 31, 2011.

  NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollars in Thousands)

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$700,552	$10,816	6.18%	$736,305	$11,687	6.35%
Taxable investment securities	286,585	1,340	1.87%	228,627	812	1.42%
Non-taxable investment securities(2)	50,284	535	4.26%	43,103	503	4.67%
Federal funds sold	56,115	11	0.08%	34,622	12	0.14%
Total interest earning assets	$1,093,536	$12,702	4.65%	$1,042,657	$13,014	4.99%
Noninterest earning assets:
Other assets	66,793			66,507

TOTAL ASSETS	$1,160,329			$1,109,164

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Transaction accounts	$290,033	$111	0.15%	$280,029	$181	0.26%
Money market	209,980	215	0.41%	182,060	278	0.61%
Savings deposits	184,835	81	0.18%	167,356	100	0.24%
Other time deposits	183,908	503	1.09%	205,143	769	1.50%
Short-term borrowings	-	-	0.00%	1,394	-	0.00%
Total interest-bearing liabilities	$868,756	$910	0.42%	$835,982	$1,328	0.63%
Noninterest earning liabilities:
Demand deposits	163,635			154,821
Other	5,978			3,997
Stockholders’ equity	121,960			114,364
Total liabilities and sockholders’ equity	$1,160,329			$1,109,164
Net interest earnings and interest rate spread(3)		$11,792	4.23%		$11,686	4.36%

Net interest margin(4)			4.31%			4.48%

(1)	The average loan balances and rates include non-accrual loans.
(2)	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the three months ended
	March 31, 2012 and 2011
	Increase (Decrease) Due to
Interest earned on:	Volume	Rate (1)	Net
Loans	$(569)	$(302)	$(871)
Taxable investment securities	206	322	528
Nontaxable investment securities	84	(52)	32
Federal funds sold	8	(9)	(1)
Total interest-earning assets	$(271)	$(41)	$(312)

Interest paid on:
Transaction accounts	$7	$(76)	$(69)
Money market	43	(106)	(63)
Savings	11	(29)	(18)
Other time	(81)	(187)	(268)
Short-term borrowings	-	-	-
Total interest-bearing liabilities	$(20)	$(398)	$(418)

Decrease in net interest income			$106

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a provision for loan losses (“PLL”) of $1.5 million during the three months ended March 31, 2012 compared to $1.4 million during the same period in 2011.   The increase in the PLL during the period was due to an increase needed in the ALL due to credit challenges in the Bank’s loan portfolio primarily due to continued poor economic conditions.

Noninterest Income

Noninterest income for the three months ended March 31, 2012 increased $0.8 million, or 22.5%, compared to the same period in 2011.  The increase was primarily due to an increase in mortgage lending activity, an increase in non-accretable discount taken to income and higher other noninterest income due to an increase in the gain on sale of OREO net of expenses.  The increase in mortgage lending activity, which was largely driven by extremely low interest rates resulted in an increase in the gain of sale of those loans of $0.2 million during the first three months of 2012 compared to the same period in 2011.  The increase of $0.2 million in non-accretable discount recorded to income as part of the purchase accounting resulting from the Acquisition.  This is income related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were repaid or charged off during the quarter.  The non-accretable discount recorded to income represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly, as it is dependent on the difference between expected future cash flows received and the Acquisition accounting fair value discounts applied to the loans specifically impaired. The $0.4 million increase in other non-interest income for the first quarter of 2012 compared to the comparable quarter in 2011, was primarily due to an increase in the gain of sale of OREO net of expenses.

Noninterest Expense

Noninterest expense decreased $0.2 million, or 1.5%, during the three months ended March 31, 2012 compared to the same period in 2011.  Normal increases in salary and benefits and computer services were offset by decreases in regulatory agency assessments and other expenses during the first quarter of 2012 compared to the same period in 2011.  The core deposit intangible amortization expense remained stable at $0.1 million and is recognized as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next seven years.

Income Taxes

Income tax expense for the first quarter of 2012 was $1.5 million compared to $0.9 million for the first quarter of 2011.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 37.0% for the first quarter of 2012 compared to 27.7% during the first quarter of 2011.  The increase in the effective tax rate in 2012 was due to an increase in pre-tax income, which decreases the effect of permanent non-taxable items on the effective tax rate as well as a true-up of the Bank’s tax position in the first quarter of 2011, which lowered the effective tax rate at that date.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The 2011 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2012 the Corporation carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the discussion in response to Item 3 of Part I of the 2011 Form 10-K.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the 2011 Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation did not sell any unregistered securities, nor purchase any of its own securities during the period covered by this form 10-Q.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

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

TRI CITY BANKSHARES CORPORATION

DATE: May 11, 2012	/s/ Ronald K. Puetz
Ronald K. Puetz
President, Chief Executive Officer
(Principal Executive Officer)

DATE: May 11, 2012	/s/ Frederick R. Klug
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