Form 10-Q
period 2012-06-30
TRI CITY BANKSHARES CORP
filed 2012-08-10
CIK 313337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 000-09785

TRI CITY BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1158740 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s $1.00 par value common stock as of August 10 , 2012 was 8,904,915 shares.

Signatures	45

Exhibit Index	46

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$29,523,962	$52,942,095
Federal funds sold	38,198,082	55,121,113
Cash and cash equivalents	67,722,044	108,063,208
Held to maturity securities, fair value of $339,885,266 and $363,252,684 as of June 30, 2012 and December 31 2011, respectively	335,836,897	360,566,062
Loans, less allowance for loan losses of $11,566,199 and $11,012,088 as of June 30, 2012 and December 31, 2011, respectively	685,517,248	696,785,798
Premises and equipment – net	18,779,115	19,146,870
Cash surrender value of life insurance	27,821,733	12,491,722
Mortgage servicing rights – net	1,621,170	1,598,802
Core deposit intangible	850,029	1,005,135
Other real estate owned	7,549,712	7,350,678
Accrued interest receivable and other assets	7,597,897	8,134,624
Total Assets	$1,153,295,845	$1,215,142,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$173,342,552	$176,767,314
Savings and NOW	668,779,702	714,052,479
Other time	182,085,009	179,660,109
Total Deposits	1,024,207,263	1,070,479,902
Payable for investments purchased	-	17,165,797
Other liabilities	3,894,253	5,516,471
Total Liabilities	1,028,101,516	1,093,162,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Cumulative preferred stock, $1 par value, 200,000 shares authorized, no shares issued	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 8,904,915 shares issued and outstanding of June 30, 2012 and December 31, 2011	8,904,915	8,904,915
Additional paid-in capital	26,543,470	26,543,470
Retained earnings	89,745,944	86,532,344
Total Stockholders’ Equity	125,194,329	121,980,729
Total Liabilities and Stockholders’ Equity	$1,153,295,845	$1,215,142,899

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
INTEREST INCOME
Loans	$10,456,224	$12,045,919
Investment Securities:
Taxable	1,015,488	1,196,359
Tax exempt	325,705	340,022
Federal funds sold	3,683	2,205
Other	-	9,663
Total Interest Income	11,801,100	13,594,168

INTEREST EXPENSE
Deposits	853,684	1,167,970
Other borrowings	9,717	11,989
Total Interest Expense	863,401	1,179,959
Net interest income before provision for loan losses	10,937,699	12,414,209
Provision for loan losses	1,500,000	1,920,000
Net interest income after provision for loan losses	9,437,699	10,494,209

NONINTEREST INCOME
Service charges on deposits	2,529,108	2,497,717
Loan servicing income	5,836	126,920
Net gain on sale of loans	700,963	88,699
Increase in cash surrender value of life insurance	211,180	117,586
Non-accretable loan discount	1,144,230	715,569
Other income	330,908	157,450
Total Noninterest Income	4,922,225	3,703,941

NONINTEREST EXPENSE
Salaries and employee benefits	5,574,323	5,521,641
Net occupancy costs	910,825	979,184
Furniture and equipment expenses	420,231	397,487
Computer services	975,630	930,323
Advertising and promotional	329,274	306,219
FDIC and other regulatory assessments	324,079	323,696
Office supplies	214,597	196,238
Core deposit intangible amortization	77,553	104,554
Other	1,698,349	1,338,645
Total Noninterest Expense	10,524,861	10,097,987
Income before income taxes	3,835,063	4,100,163
Less: Applicable income taxes	1,321,000	1,447,501
Net Income	$2,514,063	$2,652,662
Basic and fully diluted earnings per share	$0.28	$0.29
Dividends declared per share	$0.21	$-
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
INTEREST INCOME
Loans	$21,273,142	$23,732,841
Investment Securities:
Taxable	2,355,050	2,018,455
Tax exempt	678,775	671,896
Federal funds sold	14,419	14,205
Total Interest Income	24,321,386	26,437,397

INTEREST EXPENSE
Deposits	1,763,453	2,495,569
Other borrowings	9,717	12,112
Total Interest Expense	1,773,170	2,507,681
Net interest income before provision for loan losses	22,548,216	23,929,716
Provision for loan losses	3,000,000	3,320,000
Net interest income after provision for loan losses	19,548,216	20,609,716

NONINTEREST INCOME
Service charges on deposits	4,970,816	4,876,807
Loan servicing income	51,932	214,999
Net gain on sale of loans	1,130,677	323,962
Increase in cash surrender value of life insurance	330,012	232,119
Non-accretable loan discount	1,687,308	1,097,195
Other income	888,446	334,833
Total Noninterest Income	9,059,191	7,079,915

NONINTEREST EXPENSE
Salaries and employee benefits	11,266,443	11,167,267
Net occupancy costs	1,925,827	2,096,582
Furniture and equipment expenses	813,529	798,739
Computer services	1,958,896	1,822,733
Advertising and promotional	569,274	561,274
FDIC and other regulatory assessments	638,764	717,650
Office supplies	436,368	385,560
Core deposit intangible amortization	155,106	209,109
Other	2,932,227	2,670,582
Total Noninterest Expense	20,696,434	20,429,496
Income before income taxes	7,910,973	7,260,135
Less: Applicable income taxes	2,827,345	2,321,787
Net Income	$5,083,628	$4,938,348
Basic and fully diluted earnings per share	$0.57	$0.55
Dividends declared per share	$0.21	$-
Weighted average shares outstanding	8,904,915	8,904,915

See notes to unaudited consolidated financial statements.

TRI CITY BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,083,628	$4,938,348
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation	1,004,380	1,079,702
Amortization of servicing rights, premiums and discounts –net	(1,012,802)	(2,951,454)
Net gain on sale of loans	(1,130,677)	(323,962)
Amortization of core deposit intangible	155,106	209,109
Provision for loan losses	3,000,000	3,320,000
Proceeds from sales of loans held for sale	49,107,898	16,020,441
Originations of loans held for sale	(48,335,869)	(15,799,066)
Increase in cash surrender value of life insurance	(330,012)	(232,119)
Gain on disposal of fixed assets	-	(5,550)
Gain on sale of other real estate owned	(293,303)	(460,034)
Net change in:
Accrued interest receivable and other assets	536,727	(579,990)
Payable for investments purchased	(17,165,797)	-
Accrued interest payable and other liabilities	247,811	573,459
Net Cash Flows (Used in) Provided by Operating Activities	(9,132,910)	5,788,884
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in held to maturity securities:
Maturities, prepayments and calls	238,812,774	49,068,685
Purchases	(216,956,635)	(136,768,094)
Net decrease in loans	8,301,027	17,333,004
Purchase of life insurance	(15,000,000)	-
Purchases of premises and equipment –net	(636,625)	(427,740)
Proceeds from sales of premises and equipment	-	9,952
Proceeds from sale of other real estate owned	4,283,900	4,844,004
Net Cash Flows Provided by (Used in) Investing Activities	18,804,441	(65,940,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(46,272,639)	(35,473,708)
Net change in federal funds purchased and securities sold under repurchase agreements	-	1,026,327
Net change in other borrowings	-	(3,693,729)
Dividends paid	(3,740,056)	-
Net Cash Flows Used in Financing Activities	(50,012,695)	(38,141,110)
Net Change in Cash and Cash Equivalents	(40,341,164)	(98,292,415)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	108,063,208	128,070,730
CASH AND CASH EQUIVALENTS - END OF PERIOD	$67,722,044	$29,778,315
Non Cash Transactions:
Loans receivable transferred to other real estate owned	$4,189,631	$7,542,207
Mortgage servicing rights resulting from sale of loans	$358,648	$102,587
Supplemental Cash Flow Disclosures:	-
Cash paid for interest	$1,808,830	$2,563,847
Cash paid for income taxes	$3,175,000	$2,630,000

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all interim adjustments, consisting of normal recurring accruals, for a fair presentation of the results for the interim periods presented. The operating results for the three and six months of 2012 are not necessarily indicative of the results that may be expected for the entire 2012 fiscal year.  Tri City has evaluated the consolidated financial statements for subsequent events through the date of the filing of this Form 10-Q.

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

3.    Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.  The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments to the codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets.  The guidance in the ASU was effective for the first interim or annual period beginning on or after December 15, 2011.  The provisions of this guidance did not have any impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

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

Loans held for investment - The Bank does not record loans held for investment at fair value on a recurring basis.  However, from time to time, a particular loan may be considered impaired and an allowance for loan losses established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with relevant accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  At June 30, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with relevant accounting guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as a nonrecurring Level 2 valuation.  Valuations based on management estimates are recorded as nonrecurring Level 3.  Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.  Mortgage loans held for investment are valued using fair values attributable to similar mortgage loans.  The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

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

As of June 30, 2012 and December 31, 2011, the Bank did not carry any assets that were measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis

The Bank has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

	Balance at 06/30/12	Level 1	Level 2	Level 3
Loans held for investment	$16,860,043	$-	$-	$16,860,043
Other real estate owned	7,549,712	-	-	7,549,712
Totals	$24,409,755	$-	$-	$24,409,755

	Balance at 12/31/11	Level 1	Level 2	Level 3
Loans held for investment	$17,902,323	$-	$-	$17,902,323
Other real estate owned	7,350,678	-	-	7,350,678
Totals	$25,253,001	$-	$-	$25,253,001

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

The estimated fair values of financial instruments at June 30, 2012 and December 31, 2011are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and due from banks	$29,523,962	$29,523,962	$52,942,095	$52,942,095
Federal funds sold	38,198,082	38,198,082	55,121,113	55,121,113
Held to maturity securities	335,836,897	339,885,266	360,566,062	363,252,684
Federal reserve stock	322,100	322,100	322,100	322,100
Loans held for investment, net	685,517,248	693,864,864	696,785,798	701,196,384
Cash surrender value of life insurance	27,821,733	27,821,733	12,491,722	12,491,722
Mortgage servicing rights	1,621,170	1,782,632	1,598,802	1,884,447
Accrued interest receivable	4,373,292	4,373,292	4,650,828	4,650,828
FINANCIAL LIABILITIES
Deposits	$1,024,207,263	$1,022,834,783	$1,070,479,902	$1,069,056,674
Accrued interest payable	215,583	215,583	251,243	251,243

The estimated fair value of fee income on letters of credit outstanding at June 30, 2012 and December 31, 2011 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2012 and December 31, 2011.

5.    Held to Maturity Securities

Securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.  These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. Realized gains and losses are computed on a specific identification basis and declines in value determined to be other than temporary due to credit issues are included in gains (losses) on sale of securities.  In the event that a security is called, the Bank would expect to receive 100% of the principal.  Amortized costs and fair values of held to maturity securities as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$60,146,013	$1,938,157	$(26,415)	$62,057,755
U.S. government-sponsored entities	107,000,000	341,300	-	107,341,300
Collateralized mortgage obligations	47,617,750	807,039	(40,460)	48,384,329
Mortgage-backed securities	121,023,134	1,054,135	(25,387)	122,051,882
Other	50,000	-	-	50,000
Totals	$335,836,897	$4,140,631	$(92,262)	$339,885,266

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of:
States and political subdivisions	$63,145,630	$1,897,676	$(3,892)	$65,039,414
U.S. government-sponsored entities	261,601,680	810,407	(5,000)	262,407,087
Collateralized mortgage obligations	17,069,071	25,702	(81,226)	17,013,547
Mortgage-backed securities	18,699,681	52,067	(9,112)	18,742,636
Other	50,000	-	-	50,000
Totals	$360,566,062	$2,785,852	$(99,230)	$363,252,684

The amortized cost and fair value of held-to-maturity securities at June 30, 2012 by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$54,374,594	$54,602,091
Due after one year less than 5 years	170,073,142	172,241,921
Due after 5 years less than 10 years	101,389,161	102,999,254
Due in more than 10 years	10,000,000	10,042,000
Totals	$335,836,897	$339,885,266

Held to maturity securities with an amortized cost of $77.5 million and $114.5 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

 The following table summarizes the portion of the Bank’s held to maturity securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$2,007,671	$26,415	$-	$-	$2,007,671	$26,415
Collateralized mortgage obligations	8,708,838	40,460	-	-	8,708,838	40,460
Mortgage-backed securities	24,062,781	25,387	-	-	24,062,781	25,387
Totals	$34,779,290	$92,262	$-	$-	$34,779,290	$92,262

	December 31, 2011
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of:
States and political subdivisions	$979,394	$3,892	$-	$-	$979,394	$3,892
U.S. government-sponsored entities	9,995,000	5,000	-	-	9,995,000	5,000
Collateralized mortgage obligations	11,163,181	81,226	-	-	11,163,181	81,226
Mortgage-backed securities	5,403,167	9,112	-	-	5,403,167	9,112
Totals	$27,540,742	$99,230	$-	$-	$27,540,742	$99,230

Management does not believe any individual unrealized loss as of June 30, 2012 or December 31, 2011 represents other than temporary impairment.  At both June 30, 2012 and December 31, 2011, the Bank held no investment securities that had unrealized losses existing for greater than 12 months.   The Bank held fourteen securities at June 30, 2012 that had unrealized losses existing for less than 12 months.  Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates and not by deterioration in credit quality of the underlying portfolio of securities. Since securities are held to maturity, management does not believe that the Bank will experience any losses on these investments.

6.    Loans

Major classifications of loans are as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Commercial	$19,460,073	$19,956,000
Real Estate
Construction	45,590,120	46,600,467
Commercial	302,941,303	298,042,808
Residential	274,687,737	288,609,383
Multifamily	41,104,277	39,798,866
Installment and Consumer	13,299,937	14,790,362
	$697,083,447	$707,797,886
Less: Allowance for loan losses	(11,566,199)	(11,012,088)
Net Loans	$685,517,248	$696,785,798

Credit risk tends to be geographically concentrated in that 96% of the loan customers are located in the local markets serviced by the Bank in Wisconsin. The Bank's extension of credit is governed by its credit risk policy which was established to control the quality of the Bank's loans. This policy is reviewed and approved by the Board of Directors on a regular basis.

Commercial loans - Historically commercial lending has been a small part of the Bank’s portfolio which continues to be the case in 2012.  Commercial balances have decreased during these difficult economic times.  Reductions of outstanding balances on lines of credit have occurred in addition to a decline in the demand for term financing as businesses have made little, if any, investment in new equipment.  Commercial loans are collateralized by general business assets such as accounts receivable, inventory and equipment and have no real estate component.  During weak economic periods, the Bank can be exposed to heightened risk if a business is out of compliance with debtor covenants supporting commercial loans.

Real estate construction loans - Loans to residential real estate developers comprise most of the dollars outstanding in real estate construction loans.  Historically, real estate construction loans have been made to developers who are well known to the Bank, have prior successful project experience and are well capitalized.  Loans are made to customers in the Bank’s Southeastern Wisconsin market.  Real estate construction loans of this type are generally larger in size and involve greater risks than residential mortgage loans because payments depend on the success of the project or in the case of commercial development, successful management of the property.  The Bank will generally make credit extensions to borrowers with adequate outside liquidity to support the project in the event the actual performance is less than projected.  Developers with which the Bank does business have the ability to service the development debt personally or through their companies, however, these individuals are not immune to a prolonged weak economy such as the Bank has experienced.  Most of the Bank’s real estate development loans are performing even over three years into the economic downturn and the Bank’s borrowers’ inventories are decreasing.  The greatest risk to the Bank within this segment are loans secured by raw land and condominium development loans.  These two groups have been most severely affected by the prolonged economic downturn.  In the case of loans secured by undeveloped acreage, the price per acre has decreased dramatically as other lenders liquidate the collateral on these raw land or “dirt” loans.  The Bank has a few customers continuing to service the debt from free cash flow, but this becomes more problematic as the housing market continues a slow recovery or in some cases a non-recovery.  In the case of condominium loans, risk factors the Bank inherits upon the failure of a developer include the existence and/or control of the condo association, the availability of term financing to initial buyers of units and partial project completion for common use areas.

Commercial real estate loans - The Bank’s commercial real estate lending efforts are focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations and retail facilities.  The most significant risk factor is occupancy. The fact that the Bank prefers owner occupied commercial real estate helps to mitigate that risk, provided of course, the owner’s business survives.   The Bank’s $19.7 million per-borrower legal lending limit would permit it to compete for activity in the middle market, but management prefers to seek small businesses as its target borrowers. Loans to such businesses are approved based on the creditworthiness, economic feasibility and cash flow abilities of the borrower.

Residential real estate loans - Loans in this segment of the portfolio have historically represented the lowest risk due to the large number of individual loans with relatively small average balances.  The Bank considers owner-occupied one-to-four family loans to be low risk because underwriting has always required 20% equity and qualified borrowers with proper debt service coverage ratios.  These loans provide a foundation for the sale of all other retail banking products and have always been a staple of the Bank’s portfolio.  However, in the acquisition of Bank of Elmwood (the “Acquired Bank”) by the Bank from the FDIC in October 2009 (the “Acquisition”) the Bank acquired a number of residential real estate loans that do not meet the Bank’s underwriting standards and these borrowers were encouraged to bring loans current, pay delinquent taxes, refinance at another financial institution, comply with the Bank’s underwriting standards or face foreclosure.   The greatest risks to the Bank in this segment are those one-to-four family residential real estate loans that are not owner occupied.  Many of these scattered site owner’s loans were generated by the Acquired Bank through their “Rehab and Go” and “Equity is Cash” programs.  Often rehab dollars were not invested in the property, the properties were over-appraised and no replacement reserves were required to address prevalent rental property damage as would be in a commercial real estate loan.

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

Installment and other loans - These loans consist of auto loans, mobile home loans and unsecured consumer loans which have been decreasing at the Bank for several years.  Auto loan volume decreased despite improved new car sales in 2012 because dealer incentive financing makes this non-competitive.  The Bank has historically limited its exposure to mobile home loans and unsecured consumer loans.  However, the Bank acquired a number of such consumer loans in the Acquisition, many of which continue to perform despite not meeting the Bank’s historical underwriting standards.

The following table presents the contractual aging of the recorded investment in loans as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$19,211,057	$36,280	$428	$212,308	$249,016	$19,460,073
Real estate
Construction	43,499,768	201,585	-	1,888,767	2,090,352	45,590,120
Commercial	293,311,853	3,139,321	436,018	6,054,111	9,629,450	302,941,303
Residential	253,201,458	3,232,824	2,835,475	15,417,980	21,486,279	274,687,737
Multifamily	39,831,744	120,143	-	1,152,390	1,272,533	41,104,277
Installment and other	12,546,093	21,698	274,818	457,328	753,844	13,299,937
Total Loans	661,601,973	6,751,851	3,546,739	25,182,884	35,481,474	697,083,447
Purchase Credit-Impaired Loans	(25,683,716)	(495,726)	(825,013)	(4,480,274)	(5,801,013)	(31,484,729)
Total loans, excluding Purchase Credit-Impaired Loans	$635,918,257	$6,256,125	$2,721,726	$20,702,610	$29,680,461	$665,598,718

	As of December 31, 2011
	Current	Days Past Due				Total
	Loans	30-59	60-89	Over 90	Total	Loans
Commercial	$19,443,774	$58,506	$152,148	$301,572	$512,226	$19,956,000
Real estate
Construction	44,707,804	189,794	119,174	1,583,695	1,892,663	46,600,467
Commercial	287,520,615	3,033,167	1,358,887	6,130,139	10,522,193	298,042,808
Residential	268,286,798	3,360,425	2,702,845	14,259,315	20,322,585	288,609,383
Multifamily	37,933,674	415,821	-	1,449,371	1,865,192	39,798,866
Installment and other	14,017,731	283,519	14,331	474,781	772,631	14,790,362
Total Loans	671,910,396	7,341,232	4,347,385	24,198,873	35,887,490	707,797,886
Purchase Credit-Impaired Loans	(31,085,630)	(146,855)	(885,441)	(5,037,404)	(6,069,700)	(37,155,330)
Total loans, excluding Purchase Credit-Impaired Loans	$640,824,766	$7,194,377	$3,461,944	$19,161,469	$29,817,790	$670,642,556

Commercial loans deemed to be inadequately collateralized and past due 90 days or more for principal or interest are placed in a non-accrual status. Residential real estate loans are not subject to these guidelines if well-secured, as deemed by the Bank’s Senior Loan Committee, and in the process of collection.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$234,569	$-
Real estate
Construction	2,006,330	45,000
Commercial	7,484,083	457,808
Residential	17,506,881	144,102
Multifamily	1,274,999	-
Installment and other	152,207	349,423
Total Loans	28,659,069	996,333

Purchase Credit-Impaired Loans:
Commercial	(428)	-
Real Estate
Construction	-	-
Commercial	(1,509,808)	-
Residential	(4,420,108)	(29,861)
Multifamily	-	-
Installment & Other	-	-
Total Purchase Credit-Impaired Loans	(5,930,344)	(29,861)
Total loans, excluding Purchase Credit-Impaired Loans	$22,728,725	$966,472

	As of December 31, 2011
	Nonaccrual	Past due 90 days or more and accruing
Commercial	$393,391	$47,156
Real estate
Construction	1,101,343	732,911
Commercial	7,455,567	426,242
Residential	15,931,722	757,514
Multifamily	1,990,563	-
Installment and other	62,742	412,039
	26,935,328	2,375,862
Purchase Credit-Impaired Loans:
Commercial	(2,919)	(12,749)
Real Estate
Construction	-	-
Commercial	(1,602,816)	-
Residential	(4,671,780)	(12,914)
Multifamily	(603,395)	-
Installment & Other	-	-
Total Purchase Credit-Impaired Loans	(6,880,910)	(25,663)
Total loans, excluding Purchase Credit-Impaired Loans	$20,054,418	$2,350,199

Management uses an internal asset classification system as a means of identifying problem and potential problem assets. At their quarterly meetings, the Board of Directors of the Bank reviews trends for loans classified as “Special Mention,” “Substandard” and “Doubtful” for the previous twelve months both as a total dollar volume in each classified category and as the percent of capital each classified category represents. A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at a future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories are classified as “Pass.” The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$17,531,044	$1,451,651	$393,496	$83,882	$19,460,073
Real estate
Construction	42,533,923	-	2,893,634	162,563	45,590,120
Commercial	269,488,835	12,902,206	20,495,597	54,665	302,941,303
Multifamily	37,485,240	2,344,038	1,158,551	116,448	41,104,277
Total	$367,039,042	$16,697,895	$24,941,278	$417,558	$409,095,773

Current	$364,588,790	$15,856,316	$15,409,316	$-	$395,854,422
30-59	1,816,126	635,072	883,568	162,563	3,497,329
60-89	337,825	-	98,621	-	436,446
Over 90	296,301	206,507	8,549,773	254,995	9,307,576
Total	$367,039,042	$16,697,895	$24,941,278	$417,558	$409,095,773

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$17,834,473	$1,192,000	$895,121	$34,406	$19,956,000
Real estate
Construction	41,739,351	555,665	4,140,419	165,032	46,600,467
Commercial	270,211,863	10,912,130	16,864,133	54,682	298,042,808
Multifamily	34,959,277	2,849,026	1,874,115	116,448	39,798,866
Total	$364,744,964	$15,508,821	$23,773,788	$370,568	$404,398,141

Current	$361,193,743	$15,233,112	$13,013,980	$165,032	$389,605,867
30-59	3,052,889	-	644,399	-	3,697,288
60-89	320,762	275,709	1,033,738	-	1,630,209
Over 90	177,570	-	9,081,671	205,536	9,464,777
Total	$364,744,964	$15,508,821	$23,773,788	$370,568	$404,398,141

 For residential real estate and installment loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Performing	Nonperforming	Total
Residential Real Estate	$257,036,754	$17,650,983	$274,687,737
Installment & Other	12,798,307	501,630	13,299,937
Total	$269,835,061	$18,152,613	$287,987,674

	As of December 31, 2011
	Performing	Nonperforming	Total
Residential Real Estate	$271,920,147	$16,689,236	$288,609,383
Installment & Other	14,315,581	474,781	14,790,362
Total	$286,235,728	$17,164,017	$303,399,745

At June 30, 2012, the Corporation has identified $52.8 million of loans as impaired, including $22.6 million of performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A performing troubled debt restructuring consists of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the details regarding impaired loans follows:

	June 30, 2012	December 31, 2011
Loans for which there was a related allowance for loan loss	$23,776,630	$24,368,902
Impaired loans with no related allowance	29,044,984	24,144,704
Total Impaired Loans	$52,821,614	$48,513,606

Average quarterly balance of impaired loans	$50,667,610	$46,524,919
Related allowance for loan losses	6,916,587	6,466,579
Interest income recognized while impaired	578,948	842,282

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Unpaid Principal Balance	Partial Charge- offs	Allowance For Loan Losses Allocation	Recorded Investment
Loans with no related allowance recorded:
Commercial	$29,352	$1,107	$-	$28,245
Real estate
Construction	889,605	-	-	889,605
Commercial	14,818,239	1,125,434	-	13,692,805
Residential	14,224,207	115,556	-	14,108,651
Multifamily	130,880	8,271	-	122,609
Installment & Other	204,298	1,229	-	203,069
Total	30,296,581	1,251,597	-	29,044,984

Loans with a related allowance recorded:
Commercial	210,316	3,992	131,324	75,000
Real estate
Construction	1,645,918	17,404	454,139	1,174,375
Commercial	5,021,376	214,029	1,523,133	3,284,214
Residential	16,193,749	362,433	4,137,048	11,694,268
Multifamily	1,154,216	1,826	579,302	573,088
Installment & Other	150,739	-	91,641	59,098
Total	24,376,314	599,684	6,916,587	16,860,043
Total Impaired Loans	$54,672,895	$1,851,281	$6,916,587	$45,905,027

	As of December 31, 2011
	Unpaid Principal Balance	Partial Charge- offs	Allowance For Loan Losses Allocation	Recorded Investment
Loans with no related allowance recorded:
Commercial	$366,920	$11,218	$-	$355,702
Real estate
Construction	1,481,875	13,850	-	1,468,025
Commercial	7,968,827	1,034,776	-	6,934,051
Residential	14,640,519	82,953	-	14,557,566
Multifamily	734,274	5,508	-	728,766
Installment & Other	100,594	-	-	100,594
Total	25,293,009	1,148,305	-	24,144,704

Loans with a related allowance recorded:
Commercial	37,396	-	24,175	13,221
Real estate
Construction	774,837	14,643	274,218	485,976
Commercial	8,066,785	185,080	1,743,062	6,138,643
Residential	14,715,142	376,919	3,847,056	10,491,167
Multifamily	1,279,699	17,902	523,481	738,316
Installment & Other	89,587	-	54,587	35,000
Total	24,963,446	594,544	6,466,579	17,902,323
Total Impaired Loans	$50,256,455	$1,742,849	$6,466,579	$42,047,027

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Multifamily	Consumer	Total
Allowance for loan losses:
Beginning balance	$163,865	$583,784	$3,748,857	$5,569,743	$786,919	$158,920	$11,012,088
Charge-offs	(24,891)	(28,502)	(411,116)	(2,137,783)	(164,693)	(68,175)	(2,835,160)
Recoveries	5,902	32,786	148,348	181,244	2,065	18,926	389,271
Provision	129,584	178,984	135,577	2,232,957	244,543	78,355	3,000,000
Ending Balance	$274,460	$767,052	$3,621,666	$5,846,161	$868,834	$188,026	$11,566,199

Loans:
Ending balance	$19,460,073	$45,590,120	$302,941,303	$274,687,737	$41,104,277	$13,299,937	$697,083,447
Allowance for loan losses;
Individually evaluated for impairment	130,896	454,139	1,523,133	3,220,969	579,302	91,641	6,000,080
Collectively evaluated for impairment	143,136	312,913	2,098,533	1,709,113	289,532	96,385	4,649,612
Acquired	428	-	-	916,079	-	-	916,507
Total allowance for loan losses	274,460	767,052	3,621,666	5,846,161	868,834	188,026	11,566,199
Recorded Investment	$19,185,613	$44,823,068	$299,319,637	$268,841,576	$40,235,443	$13,111,911	$685,517,248

Ending Balance:
Individually evaluated for impairment	$234,569	$2,518,119	$18,500,152	$29,939,967	$1,274,999	$353,808	$52,821,614
Collectively evaluated for impairment	19,207,426	41,989,779	281,601,626	229,345,432	38,852,170	12,933,935	623,930,368
Acquired	18,078	1,082,222	2,839,525	15,402,338	977,108	12,194	20,331,465
Total ending balance	$19,460,073	$45,590,120	$302,941,303	$274,687,737	$41,104,277	$13,299,937	$697,083,447

	As of December 31, 2011
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Multifamily	Consumer	Total
Allowance for loan losses:
Beginning balance	$412,745	$447,955	$2,819,054	$4,593,811	$1,010,978	$242,049	$9,526,592
Charge-offs	(299,829)	(256,279)	(1,199,872)	(4,971,619)	(117,115)	(283,184)	(7,127,898)
Recoveries	10,232	36,965	86,453	88,024	-	21,720	243,394
Provision	40,717	355,143	2,043,222	5,859,527	(106,944)	178,335	8,370,000
Ending Balance	$163,865	$583,784	$3,748,857	$5,569,743	$786,919	$158,920	$11,012,088

Loans:
Ending balance	$19,956,000	$46,600,467	$298,042,808	$288,609,383	$39,798,866	$14,790,362	$707,797,886
Allowance for loan losses;
Individually evaluated for impairment	24,176	274,218	1,741,553	2,767,300	523,481	54,586	5,385,314
Collectively evaluated for impairment	139,689	309,566	2,005,795	1,722,687	263,438	104,334	4,545,509
Acquired	-	-	1,509	1,079,756	-	-	1,081,265
Total allowance for loan losses	163,865	583,784	3,748,857	5,569,743	786,919	158,920	11,012,088
Recorded Investment	$19,792,135	$46,016,683	$294,293,951	$283,039,640	$39,011,947	$14,631,442	$696,785,798

Ending Balance:
Individually evaluated for impairment	$393,391	$2,227,927	$14,815,756	$28,895,790	$1,990,563	$190,179	$48,513,606
Collectively evaluated for impairment	19,526,299	43,272,500	280,378,746	240,804,604	36,824,488	14,587,610	635,394,247
Acquired	36,310	1,100,040	2,848,306	18,908,989	983,815	12,573	23,890,033
Total ending balance	$19,956,000	$46,600,467	$298,042,808	$288,609,383	$39,798,866	$14,790,362	$707,797,886

The Corporation continues to evaluate loans purchased in conjunction with the Acquisition for impairment in accordance with GAAP.  The purchased loans were considered impaired at the Acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected.  The following table reflects the carrying value of all purchased loans as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$74,556	$843,459	$689,438
Real Estate
Construction	2,669,625	43,447	1,557,760
Commercial	41,612,697	51,506,436	70,056,009
Residential	1,276,086	-	977,108
Multifamily	10,049,781	8,070,990	12,537,753
Installment and Consumer	15,219	2,811,248	1,653,407
Total	$55,697,964	$63,275,580	$87,471,475

	As of December 31, 2011
	Contractually Required Payments Receivable
	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial	$235,856	$972,354	$828,188
Real Estate
Construction	3,676,897	44,697	2,191,129
Commercial	10,509,579	12,485,797	15,459,924
Residential	48,061,689	56,780,596	79,049,005
Multifamily	2,302,782	-	1,587,210
Installment and Consumer	18,223	3,485,572	2,018,806
Total	$64,805,026	$73,769,016	$101,134,262

As of June 30, 2012, the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $55.7 million and $63.3 million, respectively. The cash flows expected to be collected related to principal as of June 30, 2012 on all purchased loans is $87.5 million. These amounts are based upon the estimated fair values of the underlying collateral or discounted cash flows at June 30, 2012. The difference between the contractually required payments at Acquisition and the cash flow expected to be collected at Acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reduction of the remaining portion of any allowance for loan losses previously established, a reclassification of the difference from non-accretable to accretable with a positive impact on interest income prospectively or the non-accretable difference will have a positive impact on non-interest income if a loan is paid-off in full. Further, any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The change in the carrying amount of accretable yield for purchased loans was as follows for the three and six months ended June 30, 2012 and 2011.

ACCRETABLE YIELD

	For Three Months Ended June 30,
	2012	2011
Beginning Balance	$8,406,210	$13,318,897
Additions	-	-
Accretion(1)	1,180,467	1,510,635
Ending Balance	$7,225,743	$11,808,262

	For Six Months Ended June 30,
	2012	2011
Beginning Balance	$9,760,544	$14,414,324
Additions	-	-
Accretion(1)	2,534,801	2,606,062
Ending Balance	$7,225,743	$11,808,262

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

7.    Allowance for Loan Losses

The allowance for loan losses (“ALL”) reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable losses inherent in the loan portfolio.  An analysis of changes in the ALL is presented in the following table:

ALLOWANCE FOR LOAN LOSSES

	For Three Months Ended June 30,
	2012	2011
Balance at beginning of period	$11,849,317	$9,870,254
Charge-offs	(1,850,714)	(1,968,395)
Recoveries	67,596	52,524
Net loans charged-off	(1,783,118)	(1,915,871)
Additions to ALL charged to expense	1,500,000	1,920,000
Balance at end of period	$11,566,199	$9,874,383

	For Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$11,012,088	$9,526,592
Charge-offs	(2,835,160)	(3,051,523)
Recoveries	389,271	79,314
Net loans charged-off	(2,445,889)	(2,972,209)
Additions to ALL charged to expense	3,000,000	3,320,000
Balance at end of period	$11,566,199	$9,874,383

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

A summary of the activity in OREO is as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Beginning Balance	$7,350,678	$5,407,205
Additions	4,189,631	10,256,043
Valuation Adjustments	-	-
Sales	(3,990,597)	(8,312,570)
Ending Balance	$7,549,712	$7,350,678

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

A summary of troubled debt restructurings as of June 30, 2012 and December 31, 2011 is noted in the table below.  All troubled debt restructurings are considered impaired loans and, as of June 30, 2012, the ALL associated with those loans was $2.2 million.

	June 30, 2012
	Number of Modifications	Total Troubled Debt Restructurings	ALL Allocation	Recorded Investment
Commercial	-	$-	-	$-
Real estate
Construction	3	674,351	43,815	630,536
Commercial	22	11,930,925	677,842	11,253,083
Residential	101	16,229,455	1,215,781	15,013,674
Multifamily	2	588,088	219,953	368,135
Installment and other	11	202,623	22,275	180,348
Total Loans	139	$29,625,442	2,179,666	$27,445,776

	December 31, 2011
	Number of Modifications	Total Troubled Debt Restructurings	ALL Allocation	Recorded Investment
Commercial	-	$-	$-	$-
Real estate
Construction	4	1,291,616	46,081	1,245,535
Commercial	13	7,360,189	790,410	6,569,779
Residential	86	15,950,281	923,937	15,026,344
Multifamily	2	541,192	170,295	370,897
Installment and other	9	127,437	11,844	115,593
Total Loans	114	$25,270,715	$1,942,567	$23,328,148

The following is a summary of troubled debt restructurings as of June 30, 2012 and December 31, 2011 that were in default. Troubled debt restructurings in default are past due 90 days or more at the end of the period.

	June 30, 2012		December 31, 2011
	Number of Modifications	Total in Default	Number or Modifications	Total in Default
Commercial	-	$-	-	$-
Real estate
Construction	-	-	-	-
Commercial	-	-	-	-
Residential	19	3,413,078	18	2,860,627
Multifamily	1	465,479	-	-
Installment and other	3	29,358	-	-
Total Loans	23	$3,907,915	18	$2,860,627

A summary of the type of modifications made on troubled debt restructurings that occurred during the first six months of 2012 and 2011 is noted in the table below.

	For the Six Months Ended June 30, 2012
	Modification of Terms		Reduction of Interest Rate		Interest-only Payments		Forgiveness of Debt		Total
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial	-	$-	-	$-	-	$-	-	$-	-	$-
Real estate
Construction	-	-	-	-	-	-	-	-	-	-
Commercial	-	-	4	2,387,610	6	2,279,191	-	-	10	4,666,801
Residential	3	206,980	16	1,539,525	1	14,023	-	-	20	1,760,528
Multifamily	-	-	-	-	-	-	-	-	-	-
Installment & Other	-	-	2	82,374	-	-	-	-	2	82,374
Total Loans	3	$206,980	22	4,009,509	7	$2,293,214	-	$-	32	$6,509,703

	For the Six Months Ended June 30, 2011
	Modification of Terms		Reduction of Interest Rate		Interest-only Payments		Forgiveness of Debt		Total
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial	-	$-	-	$-	-	$-	-	$-	-	$-
Real estate
Construction	-	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-	-	-
Residential	1	60,827	21	2,760,872	4	2,354,170	-	-	26	5,175,869
Multifamily	-	-	-	-	-	-	-	-	-	-
Installment & Other	2	31,526	3	19,116	-	-	-	-	5	50,642
Total Loans	3	$92,353	24	2,779,988	4	$2,354,170	-	$-	31	$5,226,511

10.    Regulatory Capital Requirements

As of June 30, 2012, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2012
Total capital (to risk weighed assets)
Tri City Bankshares Corporation	$133,732,000	17.8%	$59,986,000	8.0%	$	n/a	n/a	%
Tri City National Bank	$129,356,000	17.3%	$59,910,000	8.0%		$74,887,000	10.0%

Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$124,344,000	16.6%	$29,990,000	4.0%	$	n/a	n/a	%
Tri City National Bank	$119,968,000	16.0%	$29,955,000	4.0%		$44,932,000	6.0%

Total capital (to average assets)
Tri City Bankshares Corporation	$124,344,000	10.7%	$46,643,000	4.0%	$	n/a	n/a	%
Tri City National Bank	$119,968,000	10.3%	$46,693,000	4.0%		$58,366,000	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011
Total capital (to risk weighed assets)
Tri City Bankshares Corporation	$130,371,000	17.1%	$61,037,000	8.0%	$	n/a	n/a	%
Tri City National Bank	$125,937,000	16.6%	$60,783,000	8.0%		$75,979,000	10.0%

Tier 1 capital (to risk weighted assets)
Tri City Bankshares Corporation	$120,816,000	15.8%	$30,414,000	4.0%	$	n/a	n/a	%
Tri City National Bank	$116,421,000	15.5%	$30,392,000	4.0%		$45,588,000	6.0%

Total capital (to average assets)
Tri City Bankshares Corporation	$120,816,000	10.6%	$45,524,000	4.0%	$	n/a	n/a	%
Tri City National Bank	$116,421,000	10.2%	$45,515,000	4.0%		$56,894,000	5.0%

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

Allowance for Loan Losses

The ALL is a valuation allowance for probable and inherent losses incurred in the loan portfolio. The ALL is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management maintains the ALL at levels that it believes to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The adequacy of the ALL is determined based on periodic evaluations of the loan portfolios and other relevant factors. The ALL comprises both a specific component and a general component. Even though the entire ALL is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors. Management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate on a quarterly basis.

In determining the general allowance, management has segregated the loan portfolio by loan class. For each class of loan, management computes a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor management looks at trends in net charge-off ratios. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience.  Management adjusts the historical loss factors for the impact of the following qualitative factors: asset quality, changes in volume and terms, policy changes, ability of management, economic trends, industry conditions, changes in credit concentrations and competitive/legal factors.  In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. Management separately evaluates both the Bank’s historical portfolio as well as acquired loans that have renewed and are eligible to be considered as part of the general allowance.  Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to what it believes is appropriate for the probable and inherent risk of loss in its portfolio.

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

Loans Acquired Through Purchase

Loans acquired through the completion of a purchase, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Bank will be unable to collect all contractually- required payments receivable, are initially recorded at fair value with no valuation allowance. Loans are evaluated individually at the date of acquisition to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Contractually-required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, a loss accrual or a valuation allowance.  Subsequent increases in cash flows result in a reduction of the remaining portion of any allowance for loan losses previously established, a reclassification of the difference from non-accretable to accretable with a positive impact on interest income prospectively or the non-accretable difference will have a positive impact on non-interest income if a loan is paid-off in full.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as provision for loan losses. If the Bank does not have the information necessary to reasonably estimate expected cash flows, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

Other Real Estate Owned

OREO comprises real estate acquired in partial or full satisfaction of loans. OREO is recorded at the lower of carrying value or its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ALL. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings as a valuation allowance. The amount the Bank ultimately recovers on the sale of repossessed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Bank’s control.

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

Financial Condition

Total Assets

The Corporation’s total assets decreased $61.8 million, or 5.1%, from $1,215.1 million at December 31, 2011 to $1,153.3 million at June 30, 2012.  The decrease in total assets was primarily due to a decrease in cash, federal funds sold, total loans and investment securities which was partially off set by an increase in the cash surrender value of life insurance due to the purchase of an additional $15.0 million of bank owned life insurance during the first six months of 2012.

Cash and Cash Equivalents

Cash and cash equivalents, including federal funds sold as of June 30, 2012 decreased $40.3 million or 37.3%, since December 31, 2011. Cash and due from banks decreased $23.4 million while federal funds sold decreased $16.9 million.  The decrease in cash and cash equivalents is due to the short-term increase in deposits at year-end associated with municipal deposits from the collection of property taxes and with commercial deposits resulting from holiday spending. These deposits typically run off during the first six months of each year.  In addition, management reinvested a portion of the excess funds during the first six months of 2012 into suitable investment securities given the continued low interest rate environment.

 Investment Securities

Investment securities decreased $24.7 million, or 6.9%, during the first six months of 2012 to $335.8 million.  During the first six months of 2012, $216.9 million of investment securities were purchased, $217.0 million of investment securities were called, $18.8 million of investment securities paid down and $5.8 million of investment securities matured.  The decrease in the investment securities portfolio during 2012 was due the cyclical decline of total deposits since year-end.  Management continues to follow its practice of holding the securities in the investment portfolio to maturity.

State and political subdivision investment securities decreased $3.0 million to $60.2 million at June 30, 2012 compared to $63.2 million at December 31, 2011.  Management maintains overall quality as well as addresses its asset/liability management concerns by limiting purchases to rated investments of high quality or, on a limited basis, to well known local non-rated issues.  Investments in securities of U.S. government sponsored entities (“GSEs”) decreased $154.6 million to $107.0 million at June 30, 2012 compared to $261.6 million at year end 2011.  Many of the GSE securities have step-up features that provide the Bank the advantage of increasing yields in a rising rate environment, while the issuer receives the advantage of a call option in return and therefore the ability to reprice the security in a falling rate environment.  Many of the step-up bonds that were called during the first six months of 2012 were reinvested in collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBSs”).  As a result, CMOs increased $30.5 to $47.6 million at June 30, 2012 compared to $17.1 million at December 31, 2011 while MBSs increased $102.3 million to $121.0 million at June 30, 2012 compared to $18.7 million at December 31, 2011.  CMOs amd MBSs are structured to return principal as the weighted average life is significantly shorter than the maturity of the underlying mortgages.

Loans

Total loans decreased $10.7 million or 1.5% during the first six months of 2012 from $707.8 million at December 31, 2011 to $697.1 million at June 30, 2012.  The decrease in total loans outstanding was partially due to the continued aggressive management of the loans acquired in the Acquisition to conform them to the Bank’s historical underwriting standards, which in some cases resulted in the borrower refinancing elsewhere.  In addition, management continues to focus on credit quality resulting in continued scrutiny of equity, cash flow and borrower character for new loan opportunities created as borrowers refinance their credits with competing banks.  The Bank does not make “subprime” or so-called “Alt-A” loans (alternative documentation loans with lower approval standards) and does not hold any such loans in its portfolio.  Loans originated by the Bank are generally loans to small businesses and individuals in the communities served in the Southeastern Wisconsin market.

As of October 23, 2009 (the “Acquisition Date”) the Acquired Bank’s loan portfolio was discounted $85.1 million to reflect the estimated fair value of the acquired loans.  Between the Acquisition Date and June 30, 2012 the discount has been significantly reduced as a result of activity in the Acquired Bank’s loan portfolio including renewals, amortization, pay-offs and charge-offs.  Thus, the Bank’s total loans of $697.1 million at June 30, 2012 include a discount of $31.5 million reflecting the difference between cash flows expected to be received and the contractually required payments on the acquired loans.  Credit management to ensure credit quality of the acquired loans as they are integrated into the Bank’s portfolio will continue to be a priority in 2012 and will remain so until the loans are completely transitioned.  Management believes the remaining discount will be sufficient to cover the remaining credit losses related to the acquired loans.

	LOAN PORTFOLIO ANALYSIS (Dollars in Thousands)

	June 30, 2012		December 31, 2011
	Loan Balance	Percent of Loans in each Category	Loan Balance	Percent of Loans in each Category
Commercial	$19,460	2.79%	$19,956	2.82%
Real Estate
Construction	45,590	6.54%	46,600	6.58%
Commercial	302,941	43.45%	298,043	42.11%
Residential	274,688	39.41%	288,609	40.78%
Multi-Family	41,104	5.90%	39,799	5.62%
Installment and Consumer	13,300	1.91%	14,790	2.09%
Total	$697,083	100.00%	$707,797	100.00%

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance increased $15.3 million to $27.8 million during the first six months of 2012.  The increase was primarily due to the purchase of an additional $15.0 million of single premium bank owned life insurance.  The purchase was made due to the attractive return on investment through the increase of the cash surrender value of the policies relative to other investment alternatives.

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets decreased $0.5 million or 6.6% to $7.6 million during the first six months of 2012.

Total Deposits and Borrowings

Deposits at the Bank decreased $46.3 million, or 4.3%, from $1,070.5 million at December 31, 2011 to $1,024.2 million at June 30, 2012.  Demand deposits decreased $3.4 million, savings and NOW accounts decreased $45.3 million, and time deposits increased $2.4 million.  The decrease in demand accounts as well as savings and NOW accounts was driven by a decrease of $9.6 million and $70.3 million in municipal deposits, respectively. The decline in municipal NOW accounts was partially offset by significant growth in both non-municipal NOW accounts and savings accounts. The decrease in municipal deposits during the first six months is expected due to the increase in municipal deposits from the receipt of property tax payments in December of each year.  A portion of these deposits tend to be transferred to the State of Wisconsin Investment Fund after the first of the year with the remaining balances declining throughout the year as funds are spent on operating activities.

The Bank did not have any borrowings as of June 30, 2012 or December 31, 2011.  The Bank adjusts its level of daily borrowing and short term daily investment depending upon its needs each day.  Excess funds or funding requirements are addressed at the close of each business day.  Funding needs are met through the Bank’s federal funds facility with its primary correspondent banks.

Payable for Investments Purchased

The Corporation did not have a payable for investments purchased as of June 30, 2012 compared to s $17.2 million payable on December 31, 2011.  This payable represented amounts owned for securities that were purchased prior to the end of the period that did not settle until after the end of the period.

Accrued Interest Payable and Other Liabilities

Accrued interest payable and other liabilities decreased $1.6 million to $3.9 million at June 30, 2012 from $5.5 million at December 31, 2011.  The decrease is primarily due to a dividend payable of $1.9 million as of December 31, 2011 compared to no such dividend payable as of June 30, 2012.

Capital Resources

Total stockholders’ equity increased $3.2 million, or 2.6%, during the first six months of 2012, which was equal to the Corporation’s net income of $5.1 million minus dividends declared of $1.9 million for the period.  In December of 2011, the Board declared a regular dividend of $0.21 per share that was paid in January of 2012.  In April of 2012 the Board declared a regular dividend of $0.21 per share to shareholders of record on April 23, 2012 that was paid on May 3, 2012.  The Board will continue to review earnings, monitor regulatory developments and consider other appropriate factors relative to declaring the amount of future dividends.

Federal banking regulatory agencies have established capital adequacy rules applicable to banks that take into account risk attributable to balance sheet assets and off-balance-sheet activities. The Bank's Tier 1 leverage ratios were 15.3% at June 30, 2012 compared to 15.2% at December 31, 2011.  Tier 1 risk-based capital ratios were 16.0 % at June 30, 2012 and 15.5% at December 31, 2011.  As of June 30, 2012, the Bank’s total risk-based capital ratio was 17.3 % compared to 16.6% at December 31, 2011.  The increase in capital ratios was largely due to an increase in total capital through retained earnings.

All of the Bank’s capital ratios at June 30, 2012 were significantly in excess of minimum regulatory requirements.  A bank is “well capitalized” if it maintains a minimum Tier 1 leverage ratio of 5.0%, a minimum Tier 1 risk based capital ratio of 6.0% and a minimum total risk-based capital ratio of 10.0%.  Earnings continue to be stable and provide sufficient capital retention for anticipated growth.  Management believes that the Bank has a strong capital position and is positioned to take advantage of opportunities for profitable geographic and product expansion and to provide depositor and investor confidence.  Management actively reviews capital strategies for the Bank in light of perceived business risks, future growth opportunities, industry standards and regulatory requirements.

Nonperforming Assets and ALL

Nonperforming loans, excluding purchased credit-impaired loans, were $23.7 million at June 30, 2012 compared to $22.4 million at December 31, 2011.  There continued to be significant activity in the Bank’s nonperforming loans as many of those loans move through the foreclosure process and transition to OREO.  Total interest income that was accrued but never recorded as income on non-accrual loans was $2.8 million at June 30, 2012 and $2.7 million at December 31, 2011.

The carrying value of OREO was $7.6 million at June 30, 2012 compared to $7.4 million at December 31, 2011.  There has been significant activity in OREO as 41 properties have been added to OREO and 66 OREO properties were sold during the first six months of 2012.  As of June 30, 2012, the Bank had 42 total properties in OREO.  The elevated carrying value and number of properties in OREO is due to the Acquisition, as well as the continued depressed state of the economy and real estate markets over the past several years.  The Bank’s goal is to minimize the delay in liquidation of OREO properties.  As a result of the Acquisition, management estimates it will continue to foreclose and liquidate a significant number of properties during the remainder of 2012.  Management expects that the fair values recorded in the Acquisition accounting will be sufficient to cover any necessary write downs and realized losses on such liquidations of the acquired loans.

The ALL increased $0.6 million or 5.0% to $11.6 million during the first six months of 2012.  A $3.0 million provision for loan loss was charged to earnings for the six months ended June 30, 2012.  In addition, a total of $2.8 million of loans were charged-off during the first six months of 2012, which was partially offset by $0.4 million of recoveries during the period on loans that had been previously charged-off.  The Bank’s charge-offs and the corresponding provision for loan losses reflect activity on acquired loans as well as the adverse effects of the continuing difficult economic conditions.

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
	For the Six Months Ended June 30, 2012	For the Twelve Months Ended December 31, 2011
Balance of ALL at beginning of period	$11,012	$9,527
Total loans charged-off	(2,835)	(7,128)
Total recoveries	389	243
Net loans charged-off	(2,446)	(6,885)
Additions to ALL charged to expense	3,000	8,370
Balance of ALL at end of period	$11,566	$11,012

	As of June 30, 2012	As of December 31, 2011
Nonaccrual loans	$17,266	$16,337
Troubled debt restructurings-nonaccrual	5,463	3,692
Loans past due 90 days or more	966	2,376
Total nonperforming loans(1)	23,695	22,405
OREO	7,550	7,351
Total nonperforming assets	$31,245	$29,756

Ratio of nonperforming loans to total loans	3.40%	3.17%
Ratio of nonperforming assets to total assets	2.71%	2.49%
Ratio of ALL to total nonperforming loans	48.81%	49.15%
Ratio of net loans charged off during the period to average loans outstanding(2)	0.70%	0.95%
Ratio of ALL to total loans	1.66%	1.56%

(1)
This amount excludes purchased credit-impaired loans of $5.9 million and $6.9 million at June 30, 2012 and December 31, 2011, respectively.  Purchased credit-impaired loans had evidence of deterioration in credit quality prior to the Acquisition. Fair value of these loans as of October 23, 2009, the date of the Acquisition, includes estimates of credit losses.

(2)	Net loans charged-off for the six months ended June 30, 2012 has been annualized.

 Liquidity

The ability to provide the necessary funds for the Bank’s day-to-day operations depends on a sound liquidity position. Management monitors the Bank’s liquidity by reviewing the maturity distribution between interest-earning assets and interest-bearing liabilities.  Fluctuations in interest rates can be the primary cause for the flow of funds into or out of a financial institution.  The Bank continues to offer products that are competitive and encourages depositors to invest their funds in these products.  Management believes that these efforts will help the Bank to not only retain these deposits, but to encourage continued deposit growth.  As of June 30, 2012 the Bank has the ability to borrow up to $50.0 million in federal funds purchased, the ability to borrow up to $30.1 million through repurchase agreements and has an additional $29.2 million available for short-term liquidity through the Federal Reserve Bank Discount window.

During the year, the Bank manages its overall liquidity, taking into consideration funded and unfunded commitments as a percentage of its liquidity sources.  The Bank’s liquidity sources have been and are expected to continue to be sufficient to meet the cash requirements of its lending activities.

Off-Balance Sheet Arrangements

The Bank’s obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded.  At June 30, 2012, the Bank’s loan-related commitments, including standby letters of credit and financial guarantees, totaled $102.6 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2012  and June 30, 2011.

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the three-month periods ended June 30, 2012 and June 30, 2011.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,
	2012	2011
Net income	$2,514	$2,653
Earnings per share	$0.28	$0.29
Dividends declared per share	$0.21	$-

Return on average assets	0.86%	0.95%
Return on average equity	8.07%	9.15%
Efficiency ratio, as reported(1)	66.36%	62.65%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.

The Corporation posted net income of $2.5 million for the second quarter of 2012, a decrease of $0.2 million, or 5.2%, from the second quarter of 2011.  Earnings per share decreased to $0.28 for the three months ended June 30, 2012 compared to $0.29 for the same period in 2011.

The decrease in earnings was due to a $1.5 million decrease in net interest margin and a $0.3 million increase in non-interest expense, which was partially offset by a $1.2 million increase in non-interest income and a $0.4 million decrease in the provision for loan losses.  The decrease in net interest income was due a reduction of interest income on both loans and investment securities which was partially offset by a decrease in interest paid on deposits.  The increase in non-interest expense is primarily due to an increase in other expenses which included a $0.2 million one-time expense related to a loan that was sold into the secondary market that was subsequently charged-off.  The increase in non-interest income was primarily due to increased mortgage lending activity reslting in significantly higher gains on the sale of loans as well as an increase in Acquisition-related purchase accounting income.  The decrease in the provision for loan losses was due to a decrease in net charge-offs.  Operating earnings during the second quarter of 2012 were positively affected by an increase in Acquisition-related purchase accounting income, which totaled $2.2 million during the second quarter of 2012 compared to $2.1 million during the same period in 2011.  The Acquisition-related purchase accounting income and expense impact the net interest margin, other income and other operating expenses.

Interest Income

Total interest income on loans decreased $1.6 million, or 13.2%, in the second quarter of 2012 compared to the second quarter of 2011.  The decrease was due to both a reduction in loan volume and the continued low interest rate environment.  Average loans decreased $31.1 million, or 4.3%, for the quarter ended June 30, 2012 compared to the second quarter of 2011, due primarily to the run-off of acquired loans.  In addition to a decrease in loan volume, loan yields decreased 61 basis points to 6.02% for the second quarter of 2012 compared to 6.63% for the second quarter of 2011, as new and renewed loans were booked at lower interest rates than the existing portfolio.  The decrease in interest income on loans was also due to a decrease in the purchase accounting income related to the Acquisition of $0.3 million from $1.5 million for the second quarter of 2011 to $1.2 million in second quarter of 2012.  Loan discount accretion is realized as the Acquired Bank’s loan portfolio continues to amortize, mature or pay off.  Interest income on loans for the second quarter of 2012, excluding loan discount accretion, decreased by $1.3 million compared to same period in 2011.

Interest income on investment securities on a tax-equivalent basis decreased $0.2 million, or 12.4%, for the second quarter of 2012 compared to the second quarter of 2011.  This change reflects a decrease in rate which was partially offset by an increase in volume.  The average tax equivalent yield on the investment securities decreased 60 basis points to 1.58% during the second quarter of 2012 compared to 2.18% for the same period of 2011.  The decrease in interest income on investment securities was partially offset by a $65.6 million increase in the average amount of investment securities to $382.0 million for the three months ended June 30, 2012.  In addition, the Bank earned $4,000 of interest income on average federal funds sold of $16.1 million during the second quarter of 2012 compared to $2,000 of interest income earned on average federal funds sold of $7.5 million during the same period of 2011.

Interest Expense

Interest expense for the three months ended June 30, 2012 decreased $0.3 million or 26.9%, compared to the same period in 2011.   The average yield on interest-bearing liabilities decreased 16 basis points to 0.40% during the second quarter of 2012 compared to 0.56% in the second quarter of 2011.  The decrease in average yields was partially offset by an increase in average interest-bearing liabilities of $27.9 million to $866.8 million for the second quarter of 2012 from $838.9 million for the second quarter of 2011, primarily due to an increase in core deposits.

Net Interest Margin

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $10.9 million for the second quarter of 2012, compared to $12.4 million for the same period in 2011. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $0.2 million for the second quarter of 2012 and 2011 resulted in a tax-equivalent net interest income of $11.1 million and $12.6 million, respectively.  The tax-equivalent net interest margin for the three months ended June 30, 2012 was 4.06% compared to 4.80% for the three months ended June 30, 2011.

  NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollars in Thousands)

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$695,192	$10,456	6.02%	$726,290	$12,046	6.63%
Taxable investment securities	333,964	1,015	1.22%	270,594	1,207	1.78%
Non-taxable investment securities(2)	48,043	493	4.10%	45,787	515	4.50%
Federal funds sold	16,094	4	0.09%	7,472	2	0.11%
Total interest earning assets	1,093,293	11,968	4.38%	1,050,143	13,770	5.24%
Noninterest earning assets:
Other assets	73,638			66,590

TOTAL ASSETS	1,166,931			1,116,733

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Transaction accounts	264,184	99	0.15%	253,830	111	0.17%
Money market	212,690	191	0.36%	198,938	248	0.50%
Savings deposits	200,642	88	0.17%	181,509	99	0.22%
Other time deposits	184,221	476	1.03%	196,650	710	1.44%
Short-term borrowings	5,068	10	0.79%	7,965	12	0.60%
Total interest-bearing liabilities	866,805	864	0.40%	838,892	1,180	0.56%
Noninterest earning liabilities:
Demand deposits	164,777			156,394
Other	10,781			5,520
Stockholders’ equity	124,568			115,927
Total liabilities and sockholders’ equity	$1,166,931			$1,116,733
Net interest earnings and interest rate spread(3)		$11,104	3.98%		$12,590	4.68%

Net interest margin(4)			4.06%			4.80%

(1)	The average loan balances and rates include non-accrual loans.
(2)	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the three months ended June 30, 2012 and 2011 Increase (Decrease) Due to
Interest earned on:	Volume	Rate (1)	Net
Loans	$(516)	$(1,074)	$(1,590)
Taxable investment securities	283	(474)	(191)
Nontaxable investment securities	25	(47)	(22)
Federal funds sold	2	(1)	1
Total interest-earning assets	$(206)	$(1,596)	$(1,802)

Interest paid on:
Transaction accounts	$5	$(16)	$(11)
Money market	17	(75)	(58)
Savings	11	(22)	(11)
Other time	(45)	(189)	(234)
Short-term borrowings	(4)	2	(2)
Total interest-bearing liabilities	$(16)	$(300)	$(316)

Decrease in net interest income			$(1,486)

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a provision for loan losses (“PLL”) of $1.5 million during the three months ended June 30, 2012 compared to $1.9 million during the same period in 2011.   The decrease in the PLL during the period was due to a decrease in charge-offs net of recoveries.

Noninterest Income

Noninterest income for the three months ended June 30, 2012 increased $1.2 million, or 32.9%, compared to the same period in 2011.  The increase was primarily due to an increase in mortgage lending activity and an increase in non-accretable discount taken to income.  The increase in mortgage lending activity, which was largely driven by extremely low interest rates, resulted in an increase in the gain of sale of those loans of $0.6 million during the second quarter of 2012 compared to the same period in 2011.  The increase of $0.4 million in non-accretable discount recorded to income is part of the purchase accounting resulting from the Acquisition.  This is income related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were repaid or charged off during the quarter.  The non-accretable discount recorded to income represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly, as it is dependent on the difference between expected future cash flows received and the Acquisition accounting fair value discounts applied to the loans specifically impaired.

Noninterest Expense

Noninterest expense increased $0.4 million, or 4.2%, during the three months ended June 30, 2012 compared to the same period in 2011.  The increase is primarily due to an increase in other expenses which included a $0.2 million one-time expense related to a loan that was sold into the secondary market that was subsequently charged-off.  The core deposit intangible amortization expense remained stable at $0.1 million and is recognized as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next seven years.

Income Taxes

Income tax expense for the second quarter of 2012 was $1.3 million compared to $1.5 million for the second quarter of 2011.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 34.4% for the second quarter of 2012 compared to 35.3% during the second quarter of 2011.  The decrease in the effective tax rate in 2012 was due to a decrease in pre-tax income, which increases the effect of permanent non-taxable items on the effective tax rate.

Comparison of the Six Months Ended June 30, 2012  and June 30, 2011.

The following table sets forth the Corporation’s consolidated results of operations and related summary information for the six-month periods ended June 30, 2012 and June 30, 2011.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Six months ended June 30,
	2012	2011
Net income	$5,084	$4,938
Earnings per share	$0.57	$0.55
Dividends declared per share	$0.21	$-

Return on average assets	0.87%	0.89%
Return on average equity	8.25%	8.58%
Efficiency ratio, as reported(1)	65.48%	65.88%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.

The Corporation posted net income of $5.1 million for the first six months of 2012, an increase of $0.2 million, or 2.9%, from the first six months of 2011.  Earnings per share increased to $0.57 for the six months ended June 30, 2012 compared to $0.55 for the same period in 2011.

The increase in earnings was due to a $2.0 million increase in non-interest income and a $0.3 million decrease in the provision for loan losses, which was partially offset by a decrease in net interest income of $1.4 million, a $0.3 million increase in non-interest expense and a higher effective tax rate.  The increase in non-interest income was primarily due to increased mortgage lending activity, an increase in Acquisition-related purchase accounting income and an increase in the gain on sale of other real estate owned, net of expenses.  The decrease in the provision for loan losses reflected  a decrease in net charge-offs.  The decrease in net interest income was due a reduction of interest income on loans which was partially offset by an increase in interest income earned on investment securities and a decrease in interest paid on deposits.  The increase in non-interest expense is primarily due to an increase in other expenses which included a $0.2 million one-time expense related to a loan that was sold into the secondary market that was subsequently charged-off.  Operating earnings during the first six months of 2012 were also positively affected by an increase in Acquisition-related purchase accounting income, which totaled $4.1 million during the first six months of 2012 compared to $3.5 million during the same period in 2011.  The Acquisition-related purchase accounting income and expense impact the net interest margin, other income and other operating expenses.

Interest Income

Total interest income on loans decreased $2.5 million, or 10.4%, in the first six months of 2012 compared to the first six months of 2011.  The decrease was due to both a reduction in loan volume and the continued low interest rate environment.  Average loans decreased $33.4 million, or 4.6%, for the six months ended June 30, 2012 compared to the first six months of 2011, due primarily to the run-off of acquired loans.  In addition to lower loan volume, loan yields decreased 39 basis points to 6.10% for the first six months of 2012 compared to 6.49% for the first six months of 2011, as new and renewed loans were booked at lower interest rates than the existing portfolio.  The decrease in interest income on loans was also due to a decrease in the purchase accounting income related to the Acquisition of $0.1 million from $2.6 million for the first six months of 2011 to $2.5 million in first six months of 2012.  Loan discount accretion is realized as the Acquired Bank’s loan portfolio continues to amortize, mature or pay off.  Interest income on loans for the first six months of 2012, excluding loan discount accretion, decreased by $2.4 million compared to same period in 2011.

Interest income on investment securities on a tax-equivalent basis increased $0.3 million, or 11.4%, for the first six months of 2012 compared to the first six months of 2011.  This change reflects an increase in the volume of investment securities which was partially offset by lower interest rates earned on the investment portfolio.  The increase in interest income on investment securities was caused by a $65.1 million increase in the average amount of investment securities to $359.4 million for the six months ended June 30, 2012.  The average tax equivalent yield on the investment securities decreased 18 basis points to 1.88% during the first six months of 2012 compared to 2.06% for the same period of 2011.  In addition, the Bank earned $14,000 of interest income on average federal funds sold of $36.1 million during the first six months of 2012 compared to $14,000 of interest income earned on average federal funds sold of $20.8 million during the same period of 2011.

Interest Expense

Interest expense for the six months ended June 30, 2012 decreased $0.7 million or 29.3%, compared to the same period in 2011.   The average yield on interest-bearing liabilities decreased 19 basis points to 0.41% during the first six months of 2012 compared to 0.60% in the first six months of 2011.  The decrease in average yields was partially offset by an increase in average interest-bearing liabilities of $30.4 million to $867.8 million for the first six months of 2012 from $837.4 million for the first six months of 2011, primarily due to an increase in core deposits.

Net Interest Margin

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $22.5 million for the first six months of 2012, compared to $23.9 million for the same period in 2011. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $0.4 million for the first six months of 2012 and 2011 resulted in a tax-equivalent net interest income of $22.9 million and $24.3 million, respectively.  The tax-equivalent net interest margin for the six months ended June 30, 2012 was 4.19% compared to 4.64% for the six months ended June 30, 2011.

  NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollars in Thousands)

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)	$697,870	$21,273	6.10%	$731,270	$23,733	6.49%
Taxable investment securities	310,274	2,355	1.52%	249,888	2,019	1.62%
Non-taxable investment securities(2)	49,164	1,028	4.18%	44,452	1,018	4.58%
Federal funds sold	36,104	14	0.08%	20,972	14	0.13%
Total interest earning assets	1,093,412	24,670	4.51%	1,046,582	26,784	5.12%
Noninterest earning assets:
Other assets	70,218			66,386

TOTAL ASSETS	1,163,630			1,112,968

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Transaction accounts	277,109	211	0.15%	266,857	292	0.22%
Money market	211,336	406	0.38%	190,547	526	0.55%
Savings deposits	192,739	169	0.18%	174,473	199	0.23%
Other time deposits	184,064	978	1.06%	200,873	1,479	1.47%
Short-term borrowings	2,534	10	0.79%	4,697	12	0.51%
Total interest-bearing liabilities	867,782	1,774	0.41%	837,447	2,508	0.60%
Noninterest earning liabilities:
Demand deposits	164,206			155,612
Other	8,378			4,759
Stockholders’ equity	123,264			115,150
Total liabilities and sockholders’ equity	$1,163,630			$1,112,968
Net interest earnings and interest rate spread(3)		$22,896	4.10%		$24,276	4.52%

Net interest margin(4)			4.19%			4.64%

(1)	The average loan balances and rates include non-accrual loans.
(2)	The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

The following table sets forth, for the periods indicated, a summary of the changes in interest earned on a tax-equivalent basis and interest paid resulting from changes in volume and rates:

	For the six months ended June 30, 2012 and 2011 Increase (Decrease) Due to
Interest earned on:	Volume	Rate (1)	Net
Loans	$(1,084)	$(1,376)	$(2,460)
Taxable investment securities	488	(152)	336
Nontaxable investment securities	108	(98)	10
Federal funds sold	10	(10)	-
Total interest-earning assets	$(478)	$(1,636)	$(2,114)

Interest paid on:
Transaction accounts	$11	$(92)	$(81)
Money market	58	(178)	(120)
Savings	21	(51)	(30)
Other time	(124)	(377)	(501)
Short-term borrowings	(6)	4	(2)
Total interest-bearing liabilities	$(40)	$(694)	$(734)

Decrease in net interest income			$(1,380)

(1) The change in interest due to both rate and volume has been allocated to rate changes.

Provision for Loan Losses

The Bank recorded a PLL of $3.0 million during the six months ended June 30, 2012 compared to $3.3 million during the same period in 2011.   The decrease in the PLL during the period was due to a decrease in charge-offs net of recoveries.

Noninterest Income

Noninterest income for the six months ended June 30, 2012 increased $2.0 million, or 28.0%, compared to the same period in 2011.  The increase was primarily due to an increase in mortgage lending activity, an increase in non-accretable discount taken to income and higher other noninterest income due to an increase in the gain on sale of OREO, net of expenses.  The increase in mortgage lending activity, which was largely driven by extremely low interest rates resulted in an increase in the gain of sale of those loans of $0.8 million during the first six months of 2012 compared to the same period in 2011.  The increase of $0.6 million in non-accretable discount recorded to income is part of the purchase accounting resulting from the Acquisition.  This is income related to loans acquired in the Acquisition that were specifically identified as credit-impaired loans pursuant to applicable guidance for accounting for acquired loans, but which were repaid or charged off during the six months.  The non-accretable discount recorded to income represents the excess of net amounts received over the recorded fair value of such loans.  In future periods, non-accretable income could vary significantly, as it is dependent on the difference between expected future cash flows received and the Acquisition accounting fair value discounts applied to the loans specifically impaired. The $0.5 million increase in other non-interest income for the first six months of 2012 compared to the comparable period in 2011, was primarily due to an increase in the gain of sale of OREO, net of expenses.

Noninterest Expense

Noninterest expense increased $0.3 million, or 1.3%, during the six months ended June 30, 2012 compared to the same period in 2011.  The increase is primarily due to an increase in other expenses which included a $0.2 million one-time expense related to a loan that was sold into the secondary market that was subsequently charged-off.  The core deposit intangible amortization expense remained stable at $0.2 million and is recognized as part of the purchase accounting related to the Acquisition.  The core deposit intangible will continue to be amortized over the next seven years.

Income Taxes

Income tax expense for the first six months of 2012 was $2.8 million compared to $2.3 million for the first six months of 2011.  The Corporation’s effective tax rate (income tax expense divided by income before income taxes) was 35.7% for the first six months of 2012 compared to 32.0% during the first six months of 2011.  The increase in the effective tax rate in 2012 was due to an increase in pre-tax income, which decreases the effect of permanent non-taxable items on the effective tax rate as well as a true-up of the Bank’s tax position in the first six months of 2011, which lowered the effective tax rate at that date.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The 2011 Form 10-K contains certain disclosures about market risks affecting the Corporation.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded and processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2012 the Corporation carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

TRI CITY BANKSHARES CORPORATION

DATE: August 10 , 2012	/s/ Ronald K. Puetz
Ronald K. Puetz
President, Chief Executive Officer
(Principal Executive Officer)

DATE: August 10 , 2012	/s/ Frederick R. Klug
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